Form 10-Q
period 1996-03-31
INTEGRATED HEALTH SERVICES INC
filed 1996-05-15
CIK 785814

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended          March 31, 1996
                     ----------------------------------

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission File Number:      1-12306
                         -------------

                        Integrated Health Services, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   23-2428312
   -------------------------------                  --------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

  10065 Red Run Boulevard, Owings Mills, MD                 21117
 ------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

                                 (410) 998-8400
   ----------------------------------------------------------------------
                  (Registrant's telephone, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] Yes         [ ] No

Number of shares of common stock of the registrant outstanding as of May 8, 1996: 22,423,264 shares.

                        INTEGRATED HEALTH SERVICES, INC.
                                      INDEX




PART I.     FINANCIAL INFORMATION
                                                                     Page
                                                                    ------

Item 1.     - Condensed Financial Statements -
           ------------------------------------

            Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995                     3

            Consolidated Statements of Earnings
              for the three months ended March 31, 1996
              and 1995                                                 4

            Consolidated Statement of Changes in
              Stockholders' Equity for the three
              months ended March 31, 1996                              5

            Consolidated Statements of Cash Flows
              for the three months ended March 31, 1996
              and 1995                                                 6

            Notes to Consolidated Financial Statements                 7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                               10


PART II:    OTHER INFORMATION

Item 5.     Other Information                                          17

Item 6.     Exhibits and Reports on Form 8-K                           17


                               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                            (dollars in thousands)

                                                                             March 31,       December 31,
                                                                               1996             1995
                                                                          --------------   --------------
  Assets
  ------
Current Assets:
  Cash and cash equivalents                                            $        29,560          38,917
  Temporary investments                                                          2,320           2,387
  Patient accounts and third-party payor settlements
    receivable, less allowance for doubtful receivables
    of $31,093 at March 31, 1996 and $29,570 at December 31, 1995              247,065         230,282
  Supplies, inventories, prepaid expenses
    and other current assets                                                    26,467          25,629
  Income tax receivable                                                         13,567          16,517
                                                                          -------------    ------------
               Total current assets                                            318,979         313,732
                                                                          -------------    ------------

Property, plant and equipment, net                                             790,200         747,870
Intangible assets                                                              311,919         298,290
Other assets                                                                   104,486          73,838
                                                                          -------------    ------------

               Total assets                                            $     1,525,584       1,433,730
                                                                          =============    ============

  Liabilities and Stockholders' Equity
  ------------------------------------
Current Liabilities:
  Current maturities of long-term debt                                 $         5,179           5,404
  Accounts payable and accrued expenses                                        152,972         172,013
                                                                          -------------    ------------
               Total current liabilities                                       158,151         177,417
                                                                          -------------    ------------

Long-term Debt:
  Convertible subordinated debentures                                          258,750         258,750
  Revolving and long-term debt, less current maturities                        593,354         506,507
                                                                          -------------    ------------
               Total long-term debt                                            852,104         765,257
                                                                          -------------    ------------

Deferred income taxes                                                           53,777          52,279
Deferred gain on sale-leaseback transactions                                     6,964           7,249
Stockholders' equity:
  Preferred stock, authorized 15,000,000 shares; no shares
     issued and outstanding                                                          -              -
  Common stock, $0.001 par value.  Authorized 150,000,000
    shares; issued 22,259,520 at March 31, 1996 and 21,785,334 at
    December 31, 1995 (including 400,600 treasury shares)                           22              22
  Additional paid-in capital                                                   419,604         410,345
  Retained earnings                                                             47,752          33,951
  Treasury stock, at cost (400,600 shares at March 31, 1996
     and December 31, 1995)                                                    (12,790)        (12,790)
                                                                          -------------    ------------
               Net stockholders' equity                                        454,588         431,528
                                                                          -------------    ------------

               Total liabilities and stockholders' equity              $     1,525,584       1,433,730
                                                                          =============    ============

           See accompanying Notes to Consolidated Financial Statements

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except per share amounts)




                                                   Three Months Ended
                                                        March 31,
                                                 --------------------
                                                      1996     1995
                                                 ---------- ---------

Net Revenues:
  Basic medical services                        $   97,216   $ 89,336
  Specialty medical services                       219,525    176,158
  Management services and other                     10,532      9,141
                                                    ------      -----
     Total revenues                                327,273    274,635
                                                   -------    -------

Costs and expenses:
  Operating expenses                               248,973    207,304
  Corporate administrative and general              15,093     12,402
  Depreciation and amortization                      9,196      8,960
  Rent                                              17,656     16,066
  Interest, net                                     14,214      7,330
                                                    ------      -----
     Total costs and expenses                      305,132    252,062
                                                   -------    -------


     Earnings before equity in earnings of
      affiliates and income taxes                   22,141     22,573

Equity in earnings of affiliates                       300        315
                                                    ------     ------

     Earnings before income taxes                   22,441     22,888

Federal and state income taxes                       8,640      8,812
                                                     -----      -----

     Net earnings                               $   13,801   $ 14,076
                                                    ======     ======

Per Common Share:
  Net earnings - Primary                        $     0.62   $   0.61
  Net earnings - Fully Diluted                        0.54       0.53
                                                    ======     ======



          See accompanying Notes to Consolidated Financial Statements

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                                  Additional
                                          Common   Paid-In     Retained     Treasury
                                          Stock    Capital     Earnings      Stock       Total
                                         ------------------------------------------------------

Balance at December 31, 195              $   22    $410,345     $33,951    $(12,790)   $431,528

Issuance of 385,542 shares of
common stock in connection with
acquisitions                                  -       8,000           -           -       8,000

Issuance of 34,287 shares of common
stock in connection with employee
stock purchase plan                           -         771           -           -         771

Exercise of employee stock options
for 54,357 shares of common                   -         488           -           -         488

Net earnings                                  -           -      13,801           -      13,801
                                         ------------------------------------------------------
Balance at March 31, 1996               $    22    $419,604     $47,752   $(12,790)    $454,588
                                         ======================================================


          See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                            Three Months Ended
                                                                  March 31,
                                                             ---------------
                                                             1996       1995
                                                             ----       ----

Cash flows from operating activities:
 Net earnings                                           $   13,801    $14,076
 Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
   Undistributed results of joint ventures                     (55)      (192)
   Depreciation and amortization                             9,196      8,960
   Deferred income taxes and other non-cash items            1,142      1,250
   Amortization of gain on sale-leaseback transactions        (285)      (234)
   Increase in patient accounts and third-party
    payor settlements receivable, net                      (15,260)   (18,597)
   Increase in supplies, inventory, prepaid
    expenses and other current assets                         (788)    (3,629)
   Increase (decrease) in accounts payable and
     accrued expenses                                      (22,928)     1,015
   Decrease in income taxes receivable                       2,950          -
   Increase in income taxes payable                              -      4,243
                                                            ------     ------
    Net cash provided (used) by operating activitie        (12,227)     6,892

Cash flows from financing activities:
 Proceeds from issuance of capital stock, net                1,259      5,584
 Proceeds from long-term borrowings                         96,737     52,054
 Repayment of long-term debt                               (11,286)   (29,636)
 Deferred financing costs                                      (73)      (184)
                                                            ------     ------

    Net cash provided by financing activities               86,637     27,818
                                                            ------     ------

Cash flows from investing activities:
 Sale of temporary investments                                  67        311
 Purchase of temporary investments                               -     (3,106)
 Business acquisitions                                     (16,581)   (24,000)
 Purchase of property, plant and equipment                 (34,936)   (24,395)
 Intangible assets                                          (1,947)    (2,400)
 Other assets                                              (30,370)   (18,444)
                                                           -------    -------

    Net cash used by investing activities                  (83,767)   (72,034)
                                                           -------    -------

    Decrease in cash and cash equivalents                   (9,357)   (37,324)

Cash and cash equivalents, beginning of period              38,917     60,689
                                                            ------     ------

Cash and cash equivalents, end of period                $   29,560    $23,365
                                                        ==========     ======

          See accompanying Notes to Consolidated Financial Statements

                                      NOTES
                                       TO
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Basis of Presentation and Significant Accounting Policies

        The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by Integrated Health Services, Inc. ("IHS" or "Company"), refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of only normal recurring accruals) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The Company's historical financial statements for the three months ended March 31, 1995 have been restated to include the results of operations of IntegraCare, Inc., which the Company merged with in August 1995 in a transaction accounted for as a pooling of interest for accounting and financial reporting purposes.

Note 2:          Earnings Per Share

        Primary earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock, assumed to be exercised using the treasury stock method. Fully diluted earnings per share is computed as described above, except that the weighted average number of common equivalent shares is determined assuming the dilution resulting from the issuance of the aforementioned options and warrants at the higher of the end-of-period price per share, or the weighted average price for the period, and the issuance of common shares upon the assumed conversion of the convertible subordinated debentures. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating fully diluted earnings per share. Such amounts and the resulting net earnings for fully diluted earnings per share purposes are summarized as follows for the three months ended March 31, 1996 and 1995, respectively:

                                                             1996       1995
                                                             ----       ----

                 Net earnings                               $13,801     14,076

     `           Adjustment for interest and underwriting
                 costs on convertible debentures              2,472      2,472
                                                              -----      -----

                 Net earnings for fully diluted EPS         $16,273     16,548
                                                            =======     ======

                 Weighted average shares-Primary             22,257     23,204
                 Weighted average shares-Fully Diluted       30,317     31,272
                                                             ======     ======

Note 3:          New Acquisitions and Management Contracts

                 In January 1996, the Company entered into agreements to manage four assisted living facilities in California and Ohio having a total of 234 beds.

                 On January 29, 1996, the Company purchased Vintage Health Care Center, a 220 bed skilled nursing and assisted living facility in Denton, Texas for $6.9 million.

                 On March 19, 1996, the Company acquired Rehab Management Systems, Inc. ("RMS"), which operates rehabilitation therapy clinics in central Florida. RMS also manages one therapy and one physician clinic. Total purchase price was $10.0 million, including $8.0 million representing the issuance of 385,542 shares. In addition, the Company incurred direct costs of acquisitions of $2.9 million. Total goodwill at the date of acquisition was $12.7 million.

                 In addition, during the first quarter, the Company acquired two mobile x-ray companies. Total purchase price aggregated approximately $1.3 million. Total goodwill at the date of acquisition aggregated $1.2 million.

Note 4:          Proposed New Revolving Credit Facility

                 In May 1996, the Company accepted commitments for a $700 million revolving credit facility, including a $100 million letter of credit subfacility, from Citibank, N.A., as Administrative Agent, and certain other lenders (the "New
                 Credit Facility"). The New Credit Facility will initially consist of a $700 million revolving loan which reduces to $560 million on June 30, 2000 and $315 million on June 30, 2001, with a final maturity on June 30, 2002. The $100 million subcommitment for letters of credit will remain at $100 million until final maturity. The New Credit Facility will be guaranteed by the Company's subsidiaries and secured by a pledge of all of the stock of substantially all of the Company's subsidiaries. The new credit facility will replace the Company's existing $500 million credit facility. The Company expects to record an extraordinary loss on the early extinguishment of debt in the second quarter of 1996.

Note 5:          Proposed Divestitures

                 In developing its post-acute healthcare system, the Company continuously evaluates whether owning and operating businesses which provide certain ancillary services, or contracting with third parties for such services, is more cost-effective. As a result, the Company is continuously evaluating its existing operations to determine whether to retain or divest operations. Accordingly, the Company may divest certain divisions or assets in the future.

Note 6:          Subsequent Events

                 In May 1996, the Company acquired a geriatric care facility for $4.25 million. In addition, the Company has reached agreements in principle to purchase a hospice company in Chicago, Illinois for approximately $8.0 million, a home health agency in Memphis, Tennessee for approximately $2.0 million, four diagnostic companies for approximately $20.4 million and an outpatient clinic for approximately $2.3 million. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms, or at all.

                 In February 1996, the Company entered into an agreement to acquire First American Health Care of Georgia, Inc. ("First American"), a provider of home health services in 23 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee for $150 million, plus an earnout of up to $127.5 million based on the home health care operations of First American in the years 1999 through 2002. Subsequent to the execution of the acquisition agreement, First American filed for protection under the federal bankruptcy laws. Consummation of the acquisition is subject to a number of conditions, some of which are beyond the Company's control, including approval of the acquisition by the bankruptcy court, resolution of the HCFA claims seeking repayment from First American of certain disallowed reimbursements under Medicare, which claims IHS believes relate to personal or corporate expenses, rather than care-related expenses, regulatory approvals and approval from the Company's lenders and other third parties. During the first quarter of 1996, the Company loaned $18.1 million to First American to fund certain of First American's liabilities. There can be no assurance that these conditions will be satisfied. Also, there can be no assurance that the First American acquisition will be consummated on the proposed terms or at all.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS


Three Months Ended March 31, 1996
Compared to Three Months Ended March 31, 1995

    Net  revenues  for the three  months  ended March 31, 1996  increased  $52.6 million, or 19%, to $327.3 million from the comparable period in 1995. Approximately 19% of the increase in revenues was attributable to the addition of 11 facilities (4 owned, 3 leased and 4 managed facilities) subsequent to March 31, 1995 and approximately 18% due to the acquisition of companies providing home health and mobile x-ray and electrocardiogram services. The remaining increase was due primarily to facilities and ancillary companies acquired during the first quarter of 1995 and increased revenues from facilities and ancillary companies in operation during both periods.

    Basic medical services revenue increased 9% from $89.3 million to $97.2 million. Of the $97.2 million in basic medical services revenue in 1996, $8.1 million, or 8%, was attributable to the acquisition of 433 leased beds and 662 owned beds representing 3 leased and 4 owned facilities, respectively, subsequent to March 31, 1995. Basic medical services revenue of facilities in operation during both periods decreased during the three months ended March 31, 1996, as a result of skilled nursing beds being converted to Medical Specialty Unit (MSU) beds after March 31, 1995.

    Specialty medical services revenue increased 25% from $176.2 million to $219.5 million. Of the $43.4 million increase, $11.4 million, or 26%, was attributable to revenue from acquisitions subsequent to March 31, 1995. The remaining increase is due to increased revenue from facilities and ancillary companies in operation in both periods, facilities and ancillary companies acquired during the first quarter of 1995 as well as skilled nursing beds being converted to MSU beds after March 31, 1995 and increases in ancillary revenue.

    Management services and other revenues increased 15% from $9.1 million to $10.5 million. This increase was primarily attributable to the addition of 4 new management contracts in the first quarter of 1996 and the addition of 34 managed facilities during the first quarter of 1995, partially offset by the termination in the fourth quarter of 1995 of a managed contract to manage 23 facilities. Also, the Company purchased two facilities that were previously managed and currently leases three facilities that were previously managed.

    Total expenses for the period increased to $305.1 million from $252.1 million, an increase of 21%. Of the $53.0 million increase, $41.7 million, or 79%, was due to an increase in operating expenses. The increase in operating expenses resulting from acquisitions consummated subsequent to March 31, 1995 was $16.1 million, or 39%, for the three months ended March 31, 1996. The remainder of the increase in operating expense primarily resulted from costs related to the increased medical activity level of the Company's patients, and facilities and ancillary companies acquired during the three months ended March 31, 1995.

    Corporate administrative and general expenses for the three months ended March 31, 1996 increased by $2.7 million, or 22%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth in acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization increased to $9.2 million during the three months ended March 31, 1996, a 3% increase as compared to $9.0 million in the same period in 1995. Rent expense increased by $1.6 million, or 10%, over the comparable period in 1995, primarily as a result of the addition subsequent to March 31, 1995 of 3 leased facilities which were previously managed by the Company, which increase was partially offset by the reduction in rent expense resulting from the acquisition subsequent to March 31, 1995, of two facilities, which were previously leased by the Company. Interest expense, net increased 94%, or $6.9 million, during the three months ended March 31, 1996 to $14.2 million in the first quarter of 1996.

The increase in interest expense was primarily due to the addition of the Company's $115 million, 9-5/8% Senior Subordinated Debentures due 2002 in May 1995 and increased borrowings under the Company's current $500 million credit and term loan facility.

    Earnings before equity in earnings of affiliates and income taxes decreased by 2% to $22.1 million for the three months ended March 31, 1996, as compared to $22.6 million for the comparable period in the prior year.

    Earnings before income taxes decreased by 2% to $22.4 million for the three months ended March 31, 1996, as compared to $22.9 million for the comparable period in the prior year. The provision for federal and state income taxes was $8.6 million for the three months ended March 31, 1996, and $8.8 million for the same period in the prior year. Net earnings and fully diluted earnings per share for the quarter were $13.8 million in 1996, or 54 cents per share, as compared to $14.1 million or 53 cents per share for the same period in 1995. Weighted average shares (fully diluted) decreased 1.0 million shares, or 3% to 30.3 million shares from the comparable period in 1995.

Liquidity and Capital Resources

    At March 31, 1996, the Company had working capital of $160.8 million, as compared with $136.3 million at December 31, 1995. The increase in working capital was primarily due to an increase in patient accounts and third party payor settlements receivable and other current assets and a decrease in accounts payable and accrued expenses. There were no material capital commitments for capital expenditures as of March 31, 1996. Net patient accounts and third-party payor settlements receivable increased $16.8 million to $247.1 million at March 31, 1996, as compared to $230.3 million at December 31, 1995. Of the $16.8 million increase in accounts receivable, $1.5 million was attributable to related services businesses acquired subsequent to December 31, 1995 and $15.3 million was due to increased accounts receivable at facilities in operation and related services businesses owned at both December 31, 1995 and March 31, 1996. Patient accounts receivable were $243.1 million at March 31, 1996, as compared with $226.8 million at December 31, 1995. Third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $35.1 million at March 31, 1996, as compared to $33.0 million at December 31, 1995. Approximately $10.2 million, or 29%, of the third-party payor settlements receivable from federal and state governments at March 31, 1996 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

    The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining waivers of these cost limitations. The Company has submitted waiver requests for 133 cost reports, covering all cost report periods through December 31, 1994. To date, final action has been taken by the Health Care Financing Administration ("HCFA") on all 133 waiver requests covering cost report periods through December 31, 1994. The Company's final rates as approved by HCFA represent approximately 96% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

    Net cash used by operating activities for the three months ended March 31, 1996, was $12.2 million as compared to $6.9 million provided by operating activities for the comparable period in 1995. This resulted primarily from a decrease in accounts payable and accrued expenses and an increase in accounts receivable.

    Net cash provided by financing activities was $86.6 million for the three month period in 1996 as compared to $27.8 million provided by financing activities for the comparable period in 1995. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt.

    Net cash used by investing activities was $83.8 million for the three month period ended March 31, 1996 as compared to $72.0 million used by investing activities for the three month period ended March 31, 1995. Cash used for the acquisition of facilities and ancillary company acquisitions was $16.6 million in 1996 as compared to $24.0 million for 1995. Cash used for the purchase of property, plant and equipment was $34.9 million in 1996 and $24.4 million in 1995.

    The Company's contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $54.3 million as of March 31, 1996. The Company is obligated to purchase its GreenBriar facility upon a change in control of the Company. The net purchase price of the facility is approximately $4.0 million. The lessor of this facility has the right to require Messrs. Robert Elkins and Timothy Nicholson to purchase all or any part of 13,944 shares of common stock owned by it at a per share purchase price equal to the sum of $12.25 per share plus 9% simple interest per annum from May 8, 1988 until the date of such purchase. The Company has agreed to purchase such shares if Messrs. Elkins and Nicholson fail to do so. The amount aggregated approximately $338,000 at March 31, 1996. The Company has guaranteed approximately $6.6 million of the lessor's indebtedness. The Company is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company has jointly and severally guaranteed a $1.2 million construction loan made to River City Limited Partnership in which the Company has a 30% general partnership interest. The Company has guaranteed approximately $3.9 million of a construction loan for Trizec, the entity from which the Company purchased the Central Park Lodges facilities. The Company entered into a guaranty agreement whereby the Company guaranteed approximately $4.2 million owed by Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which the Company has a 49% interest, to Finova Capital Corporation. The Company has guaranteed approximately $8.7 million owed by Litchfield Asset Management Corporation to National Health Investors, Inc. The Company has established several irrevocable letters of credit with the Bank of Nova Scotia totalling $15.3 million at March 31, 1996 to secure certain of the Company's workers' compensation, health benefits and other obligations. The Company has guaranteed a maximum of $3.0 million owed by Dunns Creek and Lanier Manor to National Health Investors. In addition, the Company has obligations under operating leases aggregating approximately $256.5 million at March 31, 1996. In addition, with respect to certain acquired businesses the Company is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met.

    The liquidity of the Company will depend in large part on the timing of payments by private third-party and governmental payors, including payments in excess of regional cost reimbursement limitations established under Medicare. Costs in excess of the regional reimbursement limits relate primarily to the delivery of services and patient care to the Company's MSU patients.

    The Company anticipates that cash from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1996. The Company expects to continue to be growth oriented in 1996 through the expansion of its existing operations, continued implementation of its MSU programs and by the acquisition of additional facilities and ancillary companies and the entry into agreements to manage additional facilities.

Part II:                 Other Information

Item 5.          -       Other Information

                         None

Item 6.          -       Exhibits and Reports on Form 8-K

 (a)             Exhibits

                 10.1 Employment Agreement dated January 1, 1994 between Integrated Health Services, Inc. and Robert N. Elkins

                 10.2 Amendment No. 1 to Employment Agreement dated as of January 1, 1995 between Integrated Health Services, Inc. and Robert N. Elkins

                 10.3 Employment Agreement dated as of January 1, 1994 between Integrated Health Services, Inc. and Lawrence P. Cirka

                 10.4 Amendment to Employment Agreement dated as of January 1, 1995 between Integrated Health Services, Inc. and Lawrence P. Cirka

                 10.5 Employment Agreement dated as of October 1, 1995 between Integrated Health Services, Inc. and C. Christian Winkle

                 10.6 Amendment to Employment Agreement dated as of January 1, 1996 between Integrated Health Services, Inc. and Dennis A. Cahill

                 10.7 Amendment to Employment Agreement dated as of April 1, 1996 between Asia Care and John L. Silverman

                 27      Financial Data Schedule

 (b)             Reports on Form 8-K

                         None

                                 - SIGNATURES -


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTEGRATED HEALTH SERVICES, INC.



                                           By: /s/ Robert N. Elkins
                                              ---------------------------------
                                               Robert N. Elkins
                                                  Chief Executive Officer



                                           By: /s/ W. Bradley Bennett
                                              ---------------------------------
                                               W. Bradley Bennett
                                                  Senior Vice President and
                                                  Chief Accounting Officer



                                           By: /s/ Eleanor C. Harding
                                               ---------------------------------
                                               Eleanor C. Harding
                                                  Senior Vice President Finance






Dated:      May 14, 1996