Form 10-Q
period 1996-06-30
INTEGRATED HEALTH SERVICES INC
filed 1996-08-14
CIK 785814

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q




[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             June 30, 1996
                     -------------------------

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from               to
                               -------------   ----------------
Commission File Number:      1-12306
                        -------------


                        Integrated Health Services, Inc.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             23-2428312
            --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 10065 Red Run Boulevard, Owings Mills, MD                        21117
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (410) 998-8400
          -------------------------------------------------------------
                  (Registrant's telephone, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of August 9, 1996: 22,979,066 shares.

                        INTEGRATED HEALTH SERVICES, INC.
                                      INDEX




PART I.           FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1.           - Condensed Financial Statements -
                  ----------------------------------

                  Consolidated Balance Sheets
                    June 30, 1996 and December 31, 1995                     3

                  Consolidated Statements of Earnings
                    for the three and six months ended
                    June 30, 1996 and 1995                                  4

                  Consolidated Statement of Changes in
                    Stockholders' Equity for the six
                    months ended June 30, 1996                              5

                  Consolidated Statements of Cash Flows
                    for the six months ended June 30, 1996
                    and 1995                                                6

                  Notes to Consolidated Financial Statements                7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                              12


PART II:          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                          22

Item 6.           Exhibits and Reports on Form 8-K                          22

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                              June 30,               December 31,
                                                                                                1996                     1995
                                                                                     -------------------    -----------------------
       Assets
Current Assets:
       Cash and cash equivalents                                                 $              44,399                    38,917
       Temporary investments                                                                     2,290                     2,387
       Patient accounts and third-party payor settlements
         receivable, less allowance for doubtful receivables                                   263,203                   230,282
         of $31,653 at June 30, 1996 and $29,570 at December 31, 1995
       Supplies, inventories, prepaid expenses
         and other current assets                                                               26,665                    25,629
       Income tax receivable                                                                    14,717                    16,517
                                                                                    -------------------    ----------------------
               Total current assets                                                            351,274                   313,732
                                                                                    -------------------    ----------------------

Property, plant and equipment, net                                                             816,530                   747,870
Intangible assets                                                                              338,051                   298,290
Other assets                                                                                   114,526                    73,838
                                                                                    -------------------    ----------------------

               Total assets                                                      $           1,620,381                 1,433,730
                                                                                    ===================    ======================


       Liabilities and Stockholders' Equity
Current Liabilities:
       Current maturities of long-term debt                                      $               4,907                     5,404
       Accounts payable and accrued expenses                                                   158,748                   172,013
                                                                                    -------------------    ----------------------
               Total current liabilities                                                       163,655                   177,417
                                                                                    -------------------    ----------------------

Long-term Debt:
       Convertible  subordinated debentures                                                    258,750                   258,750
       Other long-term debt, less current maturities                                           645,089                   506,507
                                                                                    -------------------    ----------------------
               Total long-term debt                                                            903,839                   765,257
                                                                                    -------------------    ----------------------

Deferred income taxes                                                                           54,730                    52,279
Deferred gain on sale-leaseback transactions                                                     6,733                     7,249
Stockholders' equity:
       Preferred stock, authorized 15,000,000 shares; no shares
         issued and outstanding                                                             -                        -
       Common stock, $0.001 par value.  Authorized 150,000,000
         shares; outstanding 23,164,993 at June 30, 1996 and 21,785,334 at December 31, 1995 (including 400,600 treasury shares at
         December 31, 1995)                                                                         22                        22
       Additional paid-in capital                                                              429,804                   410,345
       Retained earnings                                                                        61,598                    33,951
       Treasury stock (400,600 at December 31, 1995)                                                 0                   (12,790)
                                                                                    -------------------    ----------------------
               Net stockholders' equity                                                        491,424                   431,528
                                                                                    -------------------    ----------------------

               Total liabilities and stockholders' equity                        $           1,620,381                 1,433,730
                                                                                    ===================    ======================

           See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                             (Dollars in Thousands)


                                                             Three Months Ended                        Six Months Ended
                                                                 June 30,                                  June 30,
                                                   -------------------------------------     -------------------------------------
                                                        1996                 1995                 1996                 1995
                                                   ----------------     ----------------     ----------------     ----------------
Net revenues:
       Basic medical services                   $           98,063               87,365              195,279              176,701
       Specialty medical services                          226,868              188,331              446,393              364,489
       Management services and other                        10,849               10,685               21,381               19,826
                                                   ----------------     ----------------     ----------------     ----------------
            Total revenues                                 335,780              286,381              663,053              561,016
                                                   ----------------     ----------------     ----------------     ----------------

Costs and expenses:
       Operating expenses                                  253,371              214,404              502,344              421,708
       Corporate administrative and general                 14,854               14,174               29,947               26,576
       Depreciation and amortization                         9,408                9,682               18,604               18,642
       Rent                                                 17,879               16,454               35,535               32,520
       Interest, net                                        15,888                8,585               30,102               15,915
                                                   ----------------     ----------------     ----------------     ----------------
            Total costs and expenses                       311,400              263,299              616,532              515,361
                                                   ----------------     ----------------     ----------------     ----------------

            Earnings before equity in earnings
            of affiliates, income taxes and
            extraordinary items                             24,380               23,082               46,521               45,655

Equity in earnings of affiliates                               460                  315                  760                  630
                                                   ----------------     ----------------     ----------------     ----------------

            Earnings before income taxes
            and extraordinary items                         24,840               23,397               47,281               46,285

Federal and state income taxes                               9,563                9,008               18,203               17,820
                                                   ----------------     ----------------     ----------------     ----------------

            Earnings before extraordinary items             15,277               14,389               29,078               28,465

Extraordinary items                                          1,431                  508                1,431                  508
                                                   ----------------     ----------------     ----------------     ----------------

            Net earnings                        $           13,846               13,881               27,647               27,957
                                                   ================     ================     ================     ================

Per Common Shares:
            Earnings before extraordinary
            item-primary                        $             0.64                 0.62                 1.26                 1.23
            Earnings before extraordinary
            item-fully diluted                                0.56                 0.54                 1.10                 1.07

            Net Earnings-primary                              0.58                 0.60                 1.20                 1.21
            Net Earnings-fully diluted                        0.51                 0.52                 1.05                 1.05
                                                   ================     ================     ================     ================



           See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                                    Additional
                                                      Common          Paid-In        Retained       Treasury
                                                       Stock          Capital        Earnings         Stock           Total
                                                  -------------------------------------------------------------------------------

Balance at December 31, 1995                    $          22         410,345         33,951         (12,790)        431,528

Issuance of 865,860 shares of
common stock in connection with
acquisitions                                                -          21,252              -               -          21,252

Re-issuance of 400,600 shares of
treasury stock in connection with
acquisitions                                                -          (3,592)             -          12,790           9,198

Issuance of 34,287 shares of common
stock in connection with employee
stock purchase plan                                         -             771              -               -             771

Exercise of employee stock options
for 78,912 shares of common stock                           -           1,028              -               -           1,028

Net earnings                                                -               -         27,647               -          27,647
                                                  ---------------------------------------------------------------------------

Balance at June 30, 1996                        $          22         429,804         61,598               0         491,424
                                                  ===========================================================================





          See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                      -----------------------------------
                                                                           1996               1995
                                                                      ----------------   ----------------
Cash flows from operating activities:
   Net earnings                                                     $      27,647             27,957
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Extraordinary item                                                   2,327                826
       Undistributed results of joint ventures                               (390)              (287)
       Depreciation and amortization                                       18,604             18,642
       Deferred income taxes and other non-cash items                       2,095              1,869
       Amortization of gain on sale-leaseback transactions                   (516)              (499)
       Increase in patient accounts and third-party
         payor settlements receivable, net                                (31,399)           (28,093)
       Decrease (increase) in supplies, inventory, prepaid
         expenses and other current assets                                   (986)             2,022
       Decrease in accounts payable and accrued expenses                  (17,151)           (15,932)
       Decrease in income taxes receivable                                  1,800                  -
       Increase in income taxes payable                                         -              4,165
                                                                      ------------   ----------------

         Net cash provided by operating activities                          2,031             10,670
                                                                      ------------   ----------------

Cash flows from financing activities:
   Proceeds from issuance of capital stock, net                             1,799              5,730
   Proceeds from long-term borrowings                                     627,675            385,979
   Repayment of long-term debt                                           (490,761)          (282,536)
   Deferred financing costs                                                (8,090)            (5,216)
   Purchase of treasury stock                                                  -             (12,517)
   Proceeds from sale of facilities                                            -              29,303
                                                                      ------------   ----------------

         Net cash provided by financing activities                        130,623            120,743
                                                                      ------------   ----------------

Cash flows from investing activities:
   Sale of temporary investments                                               97              2,057
   Purchase of temporary investments                                            -             (3,208)
   Business acquisitions                                                  (66,643)           (39,455)
   Purchase of property, plant and equipment                              (18,159)           (47,943)
   Intangible assets                                                       (2,537)            (6,047)
   Other assets                                                           (39,930)           (36,957)
                                                                      ------------   ----------------

         Net cash used by investing activities                           (127,172)          (131,553)
                                                                      ------------   ----------------

         Increase (Decrease) in cash and cash equivalents                   5,482               (140)

Cash and cash equivalents, beginning of period                             38,917             60,689
                                                                      ------------   ----------------

Cash and cash equivalents, end of period                            $      44,399             60,549
                                                                      ============   ================


           See accompanying Notes to Consolidated Financial Statements

                                      NOTES
                                       TO
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 1:          Basis of Presentation and Significant Accounting Policies

                 The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by Integrated Health Services, Inc. ("IHS" or "Company"), refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1995. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of only normal recurring accruals) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Certain amounts presented in 1995 have been reclassified to conform with the presentation for 1996.

Note 2:          Earnings Per Share

                 Primary earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock, assumed to be exercised using the treasury stock method. Fully diluted earnings per share is computed as described above, except that the weighted average number of common equivalent shares is determined assuming the dilution resulting from the issuance of the aforementioned options and warrants at the higher of the end-of-period price per share or the weighted average price for the period, and the issuance of common shares upon the assumed conversion of the convertible subordinated debentures. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating fully diluted earnings per share. Such amounts and the resulting net earnings for fully diluted earnings per share purposes are summarized as follows for the six months ended June 30, 1996 and 1995, respectively:

                                                              1996       1995
                                                              ----       ----

 Net earnings                                                $27,647     27,957

 Adjustment for interest and underwriting
 costs on convertible debentures                               4,944      4,944
                                                             ---------  -------

 Net earnings for fully diluted EPS                          $32,591     32,901
                                                             =========  =======

 Weighted average shares-Primary                              23,039     23,161
 Weighted average shares-Fully Diluted                        31,028     31,150
                                                             =========  =======

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

                 On March 19, 1996, the Company acquired Rehab Management Systems, Inc. ("RMS"), which operates rehabilitation therapy clinics in central Florida. RMS also managed one therapy and one physician clinic. Total purchase price was $10.0 million, including $8.0 million representing the issuance of 385,542 shares. In addition, the Company incurred direct costs of acquisition of $2.9 million. Total goodwill at the date of acquisition was $12.7 million.

                 In addition, during the first quarter, the Company acquired two mobile x-ray companies. Total purchase price aggregated approximately $1.3 million. Total goodwill at the date of acquisition aggregated $1.2 million.

                 In April 1996, the Company assumed a lease for two facilities in Las Vegas, Nevada, one a 98 bed skilled nursing facility and the other a 240 bed residential facility.

                 On May 1, 1996, the Company purchased Hospice of the Great Lakes, Inc., a hospice company in Northbrook, Illinois. Total purchase price was $8.2 million representing the issuance of 304,822 shares. The Company incurred direct costs of acquisition of $1.0 million. Total goodwill at the date of acquisition aggregated $9.1 million.

Note 4:          Revolving Credit Facility

                 In May 1996, the Company entered into a $700 million revolving credit and term loan agreement with Citicorp USA, Inc., the agent and certain other lenders which replaced its $500 million revolving credit and term loan facility which closed in April 1995. The $700 million revolving credit and term loan facility will be used to finance the Company's working capital requirements, to make acquisitions and for general corporate purposes. As a result of this agreement, the Company recorded an extraordinary loss of $1.4 million.

Note 5:          10-1/4% Senior Subordinated Notes due 2006

                 On May 23, 1996, IHS issued $150,000,000 aggregate principal amount of its 10-1/4% Senior Subordinated Notes due 2006 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on April 30 and October 30, commencing October 30, 1996. The Senior Notes are redeemable for cash at any time on or after April 30, 2001, at the option of the Company, in whole or in part, at a price expressed as a percentage of the principal amount, initially equal to 105.125% and declining to 100% on April 30, 2004, plus accrued interest to the repurchase date. In the event of a change in control of IHS, each holder of Senior Notes may require IHS to repurchase such holder's Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The Indenture under which the Senior Notes were issued contains certain covenants, including, but not limited to, covenants with respect to the following matters:
                 (i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt;
                 (iii) limitations on liens; (iv)limitations on the issuance of preferred stock by IHS's subsidiaries; (v)limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person, and
                 (ix) limitations on investments and loans. The Company used the net proceeds from the sale of the Senior Notes to repay a portion of the $338.0 million then outstanding under its credit facility.

Note 6:          Extraordinary Item

                 In the second quarter 1996, the Company replaced its $500 million revolving credit and term loan facility with the $700 million revolving credit and term loan facility. This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $2,327,000, relating primarily to the write off of deferred financing costs. Such loss, reduced by the related income tax effect of $896,000, is presented in the statement of earnings as an extraordinary item of $1,431,000.

                 In the second quarter of 1995, the Company replaced its $250 million revolving credit and term loan facility with a $500 million revolving credit and term loan facility. This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $826,000 relating primarily to the write off of deferred financing costs. Such loss, reduced by the related income tax effect of $318,000 is presented in the statement of earnings as an extraordinary item of $508,000.

Note 7:          Sale of Pharmacy Division

                 In July 1996, the Company sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150 million, consisting of cash of $125 million and shares of Capstone stock having a value of $25 million. The Company expects to record an after tax gain of approximately $12.0 million. In addition, the Company will periodically value its $25 million investment in Capstone's Common Stock.


Note 8:          Proposed Sale of Assisted Living Services Division

                 On June 13, 1996, Integrated Living Communities, Inc. ("ILC"), a wholly-owned subsidiary of the Company which provides assisted living and related services to the private pay elderly market, filed a registration statement relating to a proposed public offering of ILC common stock. It is currently anticipated that the Company will sell 3,430,000 shares of ILC common stock in the offering, for which it will receive aggregate net proceeds of approximately $52.6 million (assuming an initial public offering price of $16.50 per share, the midpoint of the estimated offering price range and after deducting estimated underwriting discounts.) Following the offering, it is anticipated that IHS will continue to own 1,531,000 shares of ILC common stock, representing 19.0% of the outstanding ILC common stock (16.9% if the underwriters' over-allotment option, which is being provided by ILC, is exercised in full.) There can be no assurance that the offering will be consummated on these terms, on different terms, or at all.

Note 9:          Subsequent Events

                  In July 1996, the Company leased a 55 bed skilled nursing facility in Burbank, Illinois. In August 1996, the Company purchased an inpatient and outpatient rehabilitation provider in Mooresville, North Carolina for approximately $2.1 million and a mobile x-ray company in Denver, Colorado for approximately $422,000. In addition, the Company has reached agreements in principle to purchase a 191 bed skilled nursing facility in West Palm Beach, Florida for approximately $6.4 million, a home infusion company in Miami, Florida for approximately $8.0 million, two mobile x-ray companies for approximately $5.2 million, a contract therapy and respiratory rehabilitation company for approximately $8.0 million, and three home health companies for approximately $23.0 million. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms, or at all.

Note 10:         Proposed Acquisition of First American

                 In February 1996, the company entered into an agreement to acquire First American Health Care of Georgia, Inc., a provider of home health services in 23 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. The Company believes First American is the fourth largest (and largest privately-held) provider of home healthcare services in the United States.

                 The proposed purchase price for First American is $150 million plus an earn-out of up to $127.5 million based on the home healthcare operations of the Company in the years 1999 through 2002. The Company intends to finance the acquisition through borrowings under its credit facility. During the first quarter of 1996, the Company loaned $18.1 million to First American to fund certain of First American's pension liabilities. The loan, which bears interest at a rate per annum equal to the prime rate plus 4% and is due December 31, 1996, is secured by a pledge of certain shares of First American stock owned by First American's principal stockholder. Subsequent to the execution of the acquisition agreement, First American filed for protection under the federal bankruptcy laws. Consummation of the acquisition is subject to a number of conditions, some of which are beyond the Company's control, including approval of the acquisition by the bankruptcy court, resolution of certain claims by the Health Care Financing Administration seeking repayment from First American of certain disallowed reimbursements under Medicare (the "HCFA Claims"), which claims IHS believes relate to personal or corporate, rather than care-related expenses, regulatory approvals and approval from the Company's lenders and other third parties. There can be no assurance that these conditions will be satisfied. Under the acquisition agreement, the HCFA Claims will be satisfied with proceeds of the sale, and will result in a restatement of the financial  statements  of  First  American.  There  can  be  no assurance that the First American acquisition will be consummated on the proposed terms, on different terms, or at all.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1996
Compared to Three Months Ended June 30, 1995

         Net revenues for the three months ended June 30, 1996 increased $49.4 million, or 17%, to $335.8 million from the comparable period in 1995. Approximately 26% of the increase in revenues was attributable to the addition of 13 facilities (4 owned, 5 leased and 4 managed facilities) since June 30, 1995 and approximately 30% due to the acquisition of companies providing pharmacy, rehabilitation, home health, mobile x-ray and electrocardiogram services.

         Basic medical services revenue increased 12% from $87.4 million to $98.1 million. Of the $98.1 million in basic medical services revenue in 1996, $10.4 million, or 11%, was attributable to the acquisition of 433 leased beds and 662 owned beds representing 5 leased and 4 owned facilities, respectively, subsequent to June 30, 1995.

         Specialty medical services revenue increased 20% from $188.3 million to $226.9 million. Of the $38.5 million increase, $17.2 million, or 45%, was attributable to revenue from acquisitions subsequent to June 30, 1995 (see Note 3 to Financial Statements: New Acquisitions and Management Contracts). The remaining increase was due to increased revenue from facilities in operation in both periods as well as skilled nursing beds being converted to MSU beds after June 30, 1995 and increases in ancillary revenue.

         Management services and other revenues increased 2% from $10.7 million to $10.8 million. This increase was primarily due to the Company entering into 4 new management contracts subsequent to June 30, 1995 and the improved operating results which resulted in increased management fees at facilities which the Company managed in both periods. This increase was partially offset by the termination in the fourth quarter of 1995 of a contract to manage 23 facilities. Also, the

Company  entered  into  operating   leases  with  three  facilities  which  were
previously managed during the three months ended June 30, 1995.

         Total expenses for the period increased to $311.4 million from $263.3 million, an increase of 18%. Of the $48.1 million increase, $39.0 million, or 81%, was due to an increase in operating expenses. The increase in operating expenses resulting from acquisitions consummated subsequent to June 30, 1995 was $23.7 million, or 61% of the increase in operating expenses, for the three months ended June 30, 1996. The remainder of the increase in operating expenses primarily resulted from costs related to the increased medical acuity level of the Company's patients.

         Corporate administrative and general expenses for the three months ended June 30, 1996 increased by $680,000, or 5%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization decreased to $9.4 million during the three months ended June 30, 1996, a 3% decrease as compared to $9.7 million in the same period in 1995. Rent expense increased by $1.4 million, or 9%, over the comparable period in 1995, primarily as a result of the addition of 5 leased facilities subsequent to June 30, 1995, and increases in contingent rentals which are based on gross revenues of certain leased facilities. These increases were partially offset by the reduction in rent expense resulting from the acquisitions subsequent to June 30, 1995 of two facilities, which were previously leased by the Company. Interest expense, net, increased $7.3 million, or 85% during the three months ended June 30, 1996 to $15.9 million. The increase in interest expense was primarily a result of the Company's 9-5/8% Senior Subordinated Notes issued in May 1995, the 10-1/4% Senior Subordinated Notes issued in May 1996, and increased borrowings under its $700 million credit and term loan facility which closed in May 1996.

         Earnings before equity in earnings of affiliates, income taxes and extraordinary item increased by 6% to $24.4 million for the three months ended June 30, 1996, as compared to $23.1 million for the comparable period in the prior year.

         Earnings before income taxes and extraordinary item increased by 6% to $24.8 million for the three months ended June 30, 1996, as compared to $23.4 million for the comparable period in the prior year. The provision for federal and state income taxes was $9.6 million for the three months ended June 30, 1996, and $9.0 million for the same period in the prior year. Net earnings and fully diluted earnings per share for the quarter were $13.8 million in 1996, or 51 cents per share, as compared to $13.9 million or 52 cents per share for the same period in 1995. During the three months ended June 30, 1995 and 1996, the Company incurred a $508,000 (net of tax), or 2 cents per share (fully diluted), and a $1,431,000 (net of tax), or 5 cents per share (fully-diluted), respectively, extraordinary loss on the extinguishment of debt.

Six Months Ended June 30, 1996
Compared to Six Months Ended June 30, 1995

         Net revenues for the six months ended June 30, 1996 increased $102.0 million, or 18%, to $663.1 million from the comparable period in 1995. Approximately 23% of the increase in revenues was attributable to the addition of 13 facilities (4 owned, 5 leased and 4 managed facilities) since June 30, 1995 and approximately 23% due to the acquisition of companies providing pharmacy, rehabilitation, home health, mobile x-ray and electrocardiogram services.

         Basic medical services revenue increased 11% from $176.7 million to $195.3 million. Of the $195.3 million in basic medical services revenue in 1996, $18.4 million, or 9%, was attributable to the acquisition of 433 leased beds and 662 owned beds representing 5 leased and 4 owned facilities, respectively, subsequent to June 30, 1995.

         Specialty medical services revenue increased 22% from $364.5 million to $446.4 million. Of the $81.9 million increase, $27.6 million, or 34%, was attributable to revenue from acquisitions subsequent to June 30, 1995 (see Note 3 to Financial Statements: New Acquisitions and Management Contracts). The remaining increase was due to increased revenue from facilities in operation in both periods as well as skilled nursing beds being converted to MSU beds after June 30, 1995 and increases in ancillary revenue.

         Management services and other revenues increased 8% from $19.8 million to $21.4 million. This increase was primarily due to the Company entering into 4 new management contracts subsequent to June 30, 1995 and the improved operating results which resulted in increased management fees at facilities which the Company managed in both periods. This increase was partially offset by the termination in the fourth quarter of 1995 of a managed contract to manage 23 facilities. Also, the Company entered into operating leases with three facilities which were previously managed during the six months ended June 30, 1995.

         Total expenses for the period increased to $616.5 million from $515.4 million, an increase of 20%. Of the $101.2 million increase, $80.6 million, or 80%, was due to an increase in operating expenses. The increase in operating expenses resulting from acquisitions consummated subsequent to June 30, 1995 was $39.0 million, or 48% of the increase in operating expenses, for the six months ended June 30, 1996. The remainder of the increase in operating expenses primarily resulted from costs related to the increased medical acuity level of the Company's patients.

         Corporate administrative and general expenses for the six months ended June 30, 1996 increased by $3.4 million, or 13%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization was $18.6 million during the six months ended June 30, 1995 and 1996. Rent expense increased by $3.0 million, or 9%, over the comparable period in 1995, primarily as a result of the addition of 5 leased facilities subsequent to June 30, 1995, and increases in contingent rentals which are based on gross revenues of certain leased facilities. These increases were partially offset by the reduction in rent expense resulting from the acquisition subsequent to June 30, 1995 of two facilities which were previously leased by the Company. Interest expense, net, increased $14.2 million, or 89%, during the six months ended June 30, 1996 to $30.1 million. The increase in interest expense was primarily a result of the Company's 9-5/8% Senior Subordinated Notes issued in May 1995, 10-1/4% Senior Subordinated Notes issued in May 1996, and increased borrowings under its $700 million credit and term loan facility which closed in May 1996.

         Earnings before equity in earnings of affiliates, income taxes and extraordinary item increased by 2% to $46.5 million for the six months ended June 30, 1996, as compared to $45.7 million for the comparable period in the prior year.

         Earnings before income taxes and extraordinary item increased by 2% to $47.3 million for the six months ended June 30, 1996, as compared to $46.3 million for the comparable period in the prior year. The provision for federal and state income taxes was $18.2 million for the six months ended June 30, 1996, and $17.8 million for the same period in the prior year. Net earnings and fully diluted earnings per share for the six months were $27.6 million in 1996, or $1.05 per share, as compared to $28.0 million or $1.05 per share for the same period in 1995. During the six months ended June 30, 1995 and 1996, the Company incurred a $508,000 (net of tax), or 2 cents per share (fully-diluted) and a $1,431,000 (net of tax), or 5 cents per share (fully-diluted), respectively, extraordinary loss on the extinguishment of debt.

Liquidity and Capital Resources

         At June 30, 1996, the Company had working capital of $187.6 million, as compared with $136.3 million at December 31, 1995. The increase in working capital was primarily due to an increase in patient accounts and third party payor settlements receivable and other current assets and a decrease in accounts payable and accrued expenses. There were no material commitments for capital expenditures as of June 30, 1996. Net patient accounts and third-party payor settlements receivable increased $32.9 million to $263.2 million at June 30, 1996, as compared to $230.3 million at December 31, 1995. Of the $32.9 million increase in accounts receivable, $6.0 million was attributable to new facilities and related services businesses acquired subsequent to December 31, 1995 and $26.9 million was due to increased accounts receivable at facilities in operation and related services businesses owned at both December 31, 1995 and June 30, 1996. Gross patient accounts receivable were $250.6 million at June 30, 1996, as compared to $226.8 million at December 31, 1995. Third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $44.3 million at June 30, 1996, as compared to $33.0 million at December 31, 1995. Approximately $16.0 million, or 36%, of the third-party payor settlements receivable from federal and state governments at June 30, 1996 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

         The  Company's  cost of care  for its MSU  patients  generally  exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining waivers of these cost limitations. The Company has submitted waiver requests for 205 cost reports, covering all cost report periods through December 31, 1995. To date, final action has been taken by the Health Care Financing Administration ("HCFA") on all 205 waiver requests covering cost report periods through December 31, 1995. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the

Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

         The balance sheet increases were due to acquisitions and normal growth in operations which was consistent with the growth in revenues of such operations in 1996.

         Net cash provided by operating activities for the six months ended June 30, 1996, was $2.0 million as compared to $10.7 million provided by operating activities for the comparable period in 1995. Net cash provided by operating activities for the six months ended June 30, 1996 decreased from the comparable period in 1995 primarily as a result of increases in patient accounts and third-party payor settlements receivable in 1996 and a $4.2 million increase in income taxes payable in the six months ended June 30, 1995.

         Net cash provided by financing activities was $130.6 million for the six month period in 1996 as compared to $120.7 million provided by financing activities for the comparable period in 1995. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt.

         Net cash used by investing activities was $127.2 million for the six month period ended June 30, 1996 as compared to $131.6 million used by investing activities for the six month period ended June 30, 1995. Cash used for the acquisition of facilities and ancillary company acquisitions was $66.6 million in 1996 as compared to $39.5 million for 1995. Cash used for the purchase of property, plant and equipment was $18.2 million in 1996 and $47.9 million in 1995.

         The Company's contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $54.7 million as of June 30, 1996. The Company is obligated to purchase its Greenbriar facility upon a change in control of the Company. The net purchase price of the facility is approximately $4.0 million. The lessor of this facility has the right to require Messrs. Robert Elkins and Timothy Nicholson to purchase all or any part of 13,944 shares of common stock owned by it at a per share purchase price equal to the sum of $12.25 per share plus 9% simple interest per annum from May 8, 1988 until the date of such purchase. The Company has agreed to purchase shares if Messrs. Elkins and Nicholson fail to do so. The amount aggregated approximately $345,000 at June 30, 1996. The Company has guaranteed approximately $6.6 million of lessor's indebtedness. The Company is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company has jointly and severally guaranteed a $1.2 million construction loan made to River City Limited Partnership in which the Company has a 30% general partnership interest. The Company has guaranteed approximately $3.9 million of a construction loan for Trizec, the entity from which the Company purchased the Central Park Lodges facilities. The Company entered into a guaranty agreement whereby the Company guaranteed approximately $4.2 million owed by Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which the Company has a 49%
interest, to Finova Capital Corporation. The Company has guaranteed approximately $8.7 million owed by Litchfield Asset Management Corporation to National Health Investors, Inc. The Company has established several irrevocable letters of credit with the Bank of Nova Scotia totalling $15.7 million at June 30, 1996 to secure certain of the Company's workers' compensation, health benefits and other obligations. The Company has guaranteed a maximum of $3.0 million owed by Dunns Creek and Morgan Hill to National Health Investors. In addition, the Company has obligations under operating leases aggregating approximately $245.5 million at June 30, 1996. In addition, with respect to certain acquired businesses, the Company is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met.

         The liquidity of the Company will depend in large part on the timing of payments by private, third-party and governmental payors, including payments in excess of regional cost reimbursement limitations established under Medicare. Costs in excess of the regional reimbursement limits relate primarily to the delivery of services and patient care to the Company's MSU patients.

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

         On May 15, 1996, the Company entered into a $700 million revolving credit facility, including a $100 million letter of credit subfacility, with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility"). The New Credit Facility consists of a $700 million revolving loan which reduces to $560 million on June 30, 2000 and $315 million on June 30, 2001, with a final maturity on June 30, 2002. The $100 million subcommittment for letters of credit will remain at $100 million until final maturity. The New Credit Facility is guaranteed by the Company's subsidiaries and secured by a pledge of all of the stock of substantially all of the Company's subsidiaries. At the option of the Company, loans under the New Credit Facility bear interest at a rate equal to either (i) the sum of (a) the higher of (1) the bank's base rate or (2) one percent plus the latest overnight federal funds rate plus (b) margin of between zero percent and one and one-quarter percent (depending on certain financial ratios); or (ii) in the case of Eurodollar loans, the sum of between three quarters of one percent and two and one-half percent (depending on certain financial ratios) and the interest rate in the London inter-bank market for loans in an amount substantially equal to the amount of borrowing and for the period of the borrowing selected by the Company.

         The New Credit Facility limits the Company's ability to incur indebtedness or contingent obligations, to make additional acquisitions, to create or incur liens on assets, to pay dividends and to purchase or redeem the Company's stock. In addition, the New Credit Facility requires that the Company meet certain financial tests, and provides the banks with the right to require the payment of all of the amounts outstanding under the New Credit Facility if there is a change in control of the Company or if any person other than Dr. Robert N. Elkins or a group managed by Dr. Elkins owns more than 40% of the Company's capital stock. Amounts repaid under the New Credit Facility may be reborrowed until June 30, 2002. The new $700 million credit facility replaced the Company's $500 million revolving credit facility (the "Prior Credit Facility"). As a result, the Company recorded a loss on extinguishment of debt, net of related tax benefits, of approximately $1.4 million in the second quarter of 1996. On May 15, 1996, the Company borrowed $328.2 million under the New Credit Facility to repay amounts outstanding under the Prior Credit Facility. At June 30, 1996 $210.7 million was outstanding under the new credit facility.

         On May 23, 1996, IHS issued $150,000,000 aggregate principal amount of its 10-1/4% Senior Subordinated Notes due 2006 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on April 30 and October 30, commencing October 30, 1996. The Senior Notes are redeemable for cash at any time on or after April 30, 2001, at the option of the Company, in whole or in part, at a price expressed as a percentage of the principal amount, initially equal to 105.125% and declining to 100% on April 30, 2004, plus accrued interest to the repurchase date. In the event of a change in control of IHS, each holder of Senior Notes may require IHS to repurchase such holder's Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The Indenture under which the Senior Notes were issued contains certain covenants, including, but not limited to, covenants with respect to the following matters: (i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt;
(iii) limitations on liens; (iv)limitations on the issuance of preferred stock by IHS's subsidiaries; (v)limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person, and (ix) limitations on investments and loans. The Company used the net proceeds from the sale of the Senior Notes to repay a portion of the $338.0 million then outstanding under its credit facility.

Part II:                 Other Information

Item 4.                  Submission of Matters to a Vote of Security Holders

                 (a) The Annual Meeting of Stockholders of Integrated Health Services, Inc. was held on May 24, 1996.

                 (c) (i) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulations:

                                                                         Votes
                                              Votes For                 Against
                                              ---------                 -------

 Robert N. Elkins                            15,194,381                1,798,254
 Lawrence P. Cirka                           15,309,208                1,683,427
 E. Mac Crawford                             15,307,912                1,684,723
 Kenneth M. Mazik                            15,309,312                1,683,323
 Robert A. Mitchell                          15,308,129                1,684,506
 Charles W. Newhall                          15,309,457                1,683,178
 Timothy F. Nicholson                        15,309,557                1,683,078
 John L. Silverman                           15,308,732                1,683,903
 George H. Strong                            15,309,382                1,683,253

                 (ii) In addition to the election of directors, (a) a proposal to consider and vote on repricing options under the Stock Option Plan for New Non-Employee Directors and the Stock Option Compensation Plan for Non-Employee Directors was approved, with 10,414,998 votes cast in favor, 6,393,099 shares voted against, 184,537 shares abstained and 0 broker nonvotes; (b) a proposal to adopt the 1995 Stock Option Plan for Non-Employee Directors was approved with, 7,603,537 votes cast in favor, 5,880,672 shares voted against, 183,808 shares abstained and 3,324,618 broker nonvotes, (c) a proposal to approve a stock option grant to John L. Silverman was approved, with 10,423,315 votes cast in favor, 3,096,287 shares voted against, 148,415 shares abstained and 3,324,618 broker nonvotes; and (d) a proposal to approve an amendment to the 1994 Stock Incentive Plan was approved, with 7,390,330 votes cast in favor, 6,089,787 shares voted against, 187,900 shares abstained and 3,324,618 broker nonvotes.

Item 6.          Exhibits and Reports on Form 8-K
                 ---------------------------------

           (a)   Exhibits
                 --------

                 4.01 Indenture, dated as of May 15, 1996 between the Company and Signet Trust Company, as Trustee.

                 4.02 Supplemental Indenture, dated as of June 13, 1996, Indenture dated as of July 1, 1994, between the Company and Signet Trust Company, as Trustee.

                 4.03 Supplemental Indenture, dated as of June 13, 1996, amended and restated Supplemental Indenture, dated as of May 15, 1995 between the Company and Signet Trust Company, as Trustee.

                 10.01  Purchase  Agreement,  dated  May  23,  1996,  among  the
                        Company, Smith Barney, Inc., Donaldson, Lufkin and Jenrette Securities Corporation, and Citicorp Securities, Inc.

                 10.02 Registration Rights Agreement, dated as of May 23, 1996 among the Company, Smith Barney, Inc., Donaldson, Lufkin and Jenrette Securities Corporation, and Citicorp Securities, Inc.

           (b)   Reports on Form 8-K
                 --------------------

                 The Company filed a Current Report on Form 8-K dated May 24, 1996 relating to the private offering of its 10-1/4% Senior Subordinated Notes due 2006 in the aggregate principal amount of $150,000,000.

                 The Company filed a Current Report on Form 8-K dated July 30, 1996 relating to the sale of its pharmacy division, for a total of $150 million.

                                 - SIGNATURES -


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INTEGRATED HEALTH SERVICES, INC.



                                    By: /s/ Robert N. Elkins
                                        -----------------------------------
                                        Robert N. Elkins
                                             Chief Executive Officer



                                    By: /s/ W. Bradley Bennett
                                        -----------------------------------
                                        W. Bradley Bennett
                                             Senior Vice President and
                                             Chief Accounting Officer



                                    By: /s/ Eleanor C. Harding
                                        -----------------------------------
                                        Eleanor C. Harding
                                             Senior Vice President Finance








Dated:       August   , 1996
       -------------------------

                                 - SIGNATURES -


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTEGRATED HEALTH SERVICES, INC.




                                       By:
                                           -----------------------------------
                                           Robert N. Elkins
                                                Chief Executive Officer



                                       By:
                                           -----------------------------------
                                           W. Bradley Bennett
                                                Senior Vice President and
                                                Chief Accounting Officer



                                       By:
                                           -----------------------------------
                                           Eleanor C. Harding
                                                Senior Vice President Finance








Date:
      -------------------------------