Form 10-Q/A
period 1996-06-30
INTEGRATED HEALTH SERVICES INC
filed 1996-08-20
CIK 785814

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A




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
                                                  ===========================================================================





          See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                      -----------------------------------
                                                                           1996               1995
                                                                      ----------------   ----------------
Cash flows from operating activities:
   Net earnings                                                     $      27,647             27,957
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Extraordinary item                                                   2,327                826
       Undistributed results of joint ventures                               (390)              (287)
       Depreciation and amortization                                       18,604             18,642
       Deferred income taxes and other non-cash items                       2,095              1,869
       Amortization of gain on sale-leaseback transactions                   (516)              (499)
       Increase in patient accounts and third-party
         payor settlements receivable, net                                (31,399)           (28,093)
       Decrease (increase) in supplies, inventory, prepaid
         expenses and other current assets                                   (986)             2,022
       Decrease in accounts payable and accrued expenses                  (17,151)           (15,932)
       Decrease in income taxes receivable                                  1,800                  -
       Increase in income taxes payable                                         -              4,165
                                                                      ------------   ----------------

         Net cash provided by operating activities                          2,031             10,670
                                                                      ------------   ----------------

Cash flows from financing activities:
   Proceeds from issuance of capital stock, net                             1,799              5,730
   Proceeds from long-term borrowings                                     627,675            385,979
   Repayment of long-term debt                                           (490,761)          (282,536)
   Deferred financing costs                                                (8,090)            (5,216)
   Purchase of treasury stock                                                  -             (12,517)
   Proceeds from sale of facilities                                            -              29,303
                                                                      ------------   ----------------

         Net cash provided by financing activities                        130,623            120,743
                                                                      ------------   ----------------

Cash flows from investing activities:
   Sale of temporary investments                                               97              2,057
   Purchase of temporary investments                                            -             (3,208)
   Business acquisitions                                                  (18,159)           (39,455)
   Purchase of property, plant and equipment                              (66,643)           (47,943)
   Intangible assets                                                       (2,537)            (6,047)
   Other assets                                                           (39,930)           (36,957)
                                                                      ------------   ----------------

         Net cash used by investing activities                           (127,172)          (131,553)
                                                                      ------------   ----------------

         Increase (Decrease) in cash and cash equivalents                   5,482               (140)

Cash and cash equivalents, beginning of period                             38,917             60,689
                                                                      ------------   ----------------

Cash and cash equivalents, end of period                            $      44,399             60,549
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

Item 6.          Exhibits and Reports on Form 8-K
                 ---------------------------------

           (a)   Exhibits
                 --------

                 4.01 Indenture, dated as of May 15, 1996 between the Company and Signet Trust Company, as Trustee. (1)

                 4.02 Supplemental Indenture, dated as of June 13, 1996, Indenture dated as of July 1, 1994, between the Company and Signet Trust Company, as Trustee. (1)

                 4.03 Supplemental Indenture, dated as of June 13, 1996, amended and restated Supplemental Indenture, dated as of May 15, 1995 between the Company and Signet Trust Company, as Trustee. (1)

                 10.01  Purchase  Agreement,  dated  May  23,  1996,  among  the
                        Company, Smith Barney, Inc., Donaldson, Lufkin and Jenrette Securities Corporation, and Citicorp Securities, Inc. (1)

                 10.02 Registration Rights Agreement, dated as of May 23, 1996 among the Company, Smith Barney, Inc., Donaldson, Lufkin and Jenrette Securities Corporation, and Citicorp Securities, Inc. (1)

                        (1) Previously  Filed in the  Company's  report  on Form
                            10-Q dated August 14, 1996.

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








Dated:       August 19, 1996
       -------------------------