Form 10-Q
period 1996-09-30
INTEGRATED HEALTH SERVICES INC
filed 1996-11-13
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q




[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                   September 30, 1996
                     ----------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------   ---------------
Commission File Number:      1-12306
                          -------------

                        Integrated Health Services, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        23-2428312
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

10065 Red Run Boulevard, Owings Mills, MD                      21117
-------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (410) 998-8400
-------------------------------------------------------------------------
                  (Registrant's telephone, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of October 30, 1996: 23,130,642 shares.

                        INTEGRATED HEALTH SERVICES, INC.
                                      INDEX




PART I.       FINANCIAL INFORMATION
                                                                      Page
                                                                      ----


Item 1.       - Condensed Financial Statements (Unaudited)
              -------------------------------------------

              Consolidated Balance Sheets
                September 30, 1996 and December 31, 1995                 3

              Consolidated Statements of Earnings
                for the three and nine months ended
                September 30, 1996 and 1995                              4

              Consolidated Statement of Changes in
                Stockholders' Equity for the nine
                months ended September 30, 1996                          5

              Consolidated Statements of Cash Flows
                for the nine months ended September 30, 1996
                and 1995                                                 6

              Notes to Consolidated Financial Statements                 7

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                               15


PART II:      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                           29

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)




                                                                  September 30,          December 31,
                                                                      1996                   1995
                                                                  ------------           ------------
                                                                   (Unaudited)
   Assets
   ------
Current Assets:
   Cash and cash equivalents                                     $      41,127           $     38,917
   Temporary investments                                                 1,896                  2,387
   Patient accounts and third-party payor settlements
     receivable, less allowance for doubtful receivables
     of $34,761 at September 30, 1996 and $29,570 at
     December  31, 1995                                                261,563                230,282
   Supplies, inventories, prepaid expenses
     and other current assets                                           22,415                 25,629
   Income taxes receivable                                                   -                 16,517
                                                                  ------------           ------------

         Total current assets                                          327,001                313,732
                                                                  ------------           ------------

Property, plant and equipment, net                                     851,533                747,870
Intangible assets                                                      330,167                298,290
Other assets                                                           148,484                 73,838
                                                                  ------------           ------------
         Total assets                                            $   1,657,185           $  1,433,730
                                                                  ============           ============

   Liabilities and Stockholders' Equity
   ------------------------------------
Current Liabilities:
   Current maturities of long-term debt                          $       3,612           $      5,404
   Accounts payable and accrued expenses                               207,880                172,013
                                                                  ------------           ------------
         Total current liabilities                                     211,492                177,417
                                                                  ------------           ------------

Long-term Debt:
   Convertible  subordinated debentures                                258,750                258,750
   Other long-term debt less current maturities                        596,152                506,507
                                                                  ------------           ------------
         Total long-term debt                                          854,902                765,257
                                                                  ------------           ------------

Deferred income taxes                                                   55,797                 52,279
Deferred gain on salleaseback transactions                             6,500                  7,249
Stockholders' equity:
   Preferred stock, authorized 15,000,000 shares; no shares
    issued and outstanding                                                   -                      -
   Common stock, $0.001 par value.  Authorized 150,000,000
    shares; 23,117,934 shares issued and outstanding at
    September 30, 1996 and 21,785,334 shares issued and
    21,384,734 shares outstanding at December 31, 1995                      23                     22
   Additional paid-in capital                                          438,880                410,345
   Retained earnings                                                    78,108                 33,951
   Unrealized gain on available for sale securities                     11,483                      -
   Treasury stock, at cost (400,600 shares at December 31, 1995)             -                (12,790)
                                                                  ------------           ------------
         Net stockholders' equity                                      528,494                431,528
                                                                  ------------           ------------
         Total liabilities and stockholders' equity              $   1,657,185           $  1,433,730
                                                                  ============           ============







          See accompanying Notes to Consolidated Financial Statements

                        INTEGRATED HEALTH SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in Thousands, except per share data)
                                  (Unaudited)



                                                      Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                      ------------------       -----------------
                                                        1996       1995         1996       1995
                                                      -------    -------       ------    -------

Net revenues:
    Basic medical services                         $ 101,189   $  95,482    $ 296,468   $ 272,183
    Specialty medical services                       211,904     193,604      658,297     558,093
    Management services and other                     12,572      10,076       33,953      29,902
    Gain on sale of assets                            34,298           0       34,298           0
                                                     -------     -------    ---------     -------
        Total revenues                               359,963     299,162    1,023,016     860,178
                                                     -------     -------    ---------     -------

Costs and expenses:

    Operating expenses                               240,276     224,457      742,620     646,165
    Corporate administrative and general              14,943      14,262       44,890      40,838
    Depreciation and amortization                     10,031       9,867       28,635      28,509
    Rent                                              18,445      16,726       53,980      49,246
    Interest (net of investment income of
        $414, $403, $1,459, and $1,295 for the
        three months ended September 30,
        1996 and 1995, and for the nine months
        ended September 30, 1996 and 1995,
        respectively)                                 15,931      10,955       46,033      26,870
    Merger costs                                           0       1,939            0       1,939
                                                     -------     -------      -------     -------
        Total costs and expenses                     299,626     278,206      916,158     793,567
                                                     -------     -------    ---------     -------

        Earnings before equity in earnings
        of affiliates, income taxes and
        extraordinary items                           60,337      20,956      106,858      66,611

Equity in earnings of affiliates                         323         364        1,083         994
                                                      ------      ------      -------      ------

        Earnings before income taxes
        and extraordinary items                       60,660      21,320      107,941      67,605

Federal and state income taxes                        44,149       8,208       62,353      26,028
                                                      ------      ------      -------      ------
        Earnings before extraordinary items           16,511      13,112       45,588      41,577

Extraordinary items (See Note 6)                           0           0        1,431         508
                                                      ------      ------       ------      ------
        Net earnings                                $ 16,511    $ 13,112     $ 44,157    $ 41,069
                                                    ========    ========     ========    ========

Per Common Share


         Earnings before extraordinary
          item - primary                            $   0.69    $    .60     $   1.95    $   1.82
         Earnings before extraordinary
          item - fully diluted                          0.58        0.52         1.68        1.59


         Net earnings - primary                         0.69        0.60         1.89        1.80
         Net earnings - fully diluted                   0.58        0.52         1.64        1.57
                                                    ========    ========     ========    ========

          See accompanying Notes to Consolidated Financial Statements

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                                    Unrealized
                                                                                                      Gain on
                                                   Additional                                        Available
                                       Common       Paid-In          Retained       Treasury         for Sale
                                       Stock        Capital          Earnings        Stock          Securities        Total
                                   -------------------------------------------------------------------------------------------------


Balance at December 31, 1995        $    22       $  410,345       $   33,951     $(12,790)       $       0       $  431,528

Issuance of 1,146,958 shares of
common stock in connection with
acquisition and purchase option
deposits                                  1           28,977                -            -                -           28,978

Rissuance of 400,600 shares of
treasury stock in payment of earn-outs
in connection with prior acquisitions     -           (3,592)               -       12,790                -            9,198

Issuance of 68,661 shares of common
stock in connection with employee
stock purchase plan                       -            1,499                -            -                -            1,499

Exercise of employee stock options
for 116,981 shares of common stock        -            1,651                -            -                -            1,651

Unrealized gain on available for sale
securities                                -                -                -            -           11,483           11,483

Net earnings                              -                -           44,157            -                -           44,157
                                     ---------------------------------------------------------------------------------------

Balance at  September 30, 1996       $   23       $  438,880       $   78,108     $       0       $  11,483       $  528,494
                                     ======       ==========       ==========     =========       =========       ==========

          See accompanying Notes to Consolidated Financial Statements

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                    Nine Months Ended
                                                                      September 30,
                                                                 ------------------------
                                                                    1996           1995
                                                                 ----------     ----------


Cash flows from operating activities:
     Net earnings                                                $   44,157     $   41,069
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Gain on sale of assets                                       (34,298)             -
       Extraordinary item                                             2,327            826
       Undistributed results of joint ventures                         (348)          (406)
       Depreciation and amortization                                 28,635         28,509
       Deferred income taxes and other non-cash items                 3,162          2,869
       Amortization of gain on salleaseback transactions               (749)          (762)
       Increase in patient accounts and third-party
        payor settlements receivable, net                           (21,724)       (32,075)
       Increase in supplies, inventory, prepaid expenses and
        other current assets                                           (979)        (4,482)
       Decrease in accounts payable and accrued expenses            (27,025)       (23,094)
       Decrease in income taxes receivable                           16,517              -
       Increase in income taxes payable                               6,962          4,579
                                                                   --------       --------

        Net cash provided by operating activities                    16,637         17,033
                                                                   --------       --------
Cash flows from financing activities:
 Proceeds from issuance of capital stock, net                         3,150          7,510
 Proceeds from long-term borrowings                                 832,653        430,915
 Repayment of long-term debt                                       (766,450)      (288,457)
 Deferred financing costs                                            (8,128)        (5,102)
 Purchase of treasury stock                                               -        (12,790)
                                                                   --------       --------
        Net cash provided by financing activities                    61,225        132,076
                                                                   --------       --------

Cash flows from investing activities:
 Sale of facilities and divisions                                   125,000         29,303
 Sale of temporary investments                                        5,086          3,982
 Purchase of temporary investments                                   (4,595)        (1,287)
 Business acquisitions                                              (46,106)       (50,752)
 Purchase of property, plant and equipment                         (103,607)       (96,532)
 Intangible assets                                                   (3,766)       (11,338)
 Other assets                                                       (47,664)       (44,526)
                                                                   --------       --------
        Net cash used by investing activities                       (75,652)      (171,150)
                                                                   --------       --------

        Increase (decrease) in cash and cash equivalents              2,210        (22,041)

Cash and cash equivalents, beginning of period                       38,917         57,724
                                                                   --------       --------
Cash and cash equivalents, end of period                         $   41,127       $ 35,683
                                                                   ========       ========


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

Note 2:    Earnings Per Share

           Primary earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock, assumed to be exercised using the treasury stock method. Fully diluted earnings per share is computed as described above, except that the weighted average number of common equivalent shares is determined assuming the dilution resulting from the issuance of the aforementioned options and warrants at the higher of the end-of-period price per share or the weighted average price for the period, and the issuance of common shares upon the assumed conversion of the convertible subordinated debentures. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating fully diluted earnings per share. Such amounts and the resulting net earnings for fully diluted earnings per share purposes are summarized as follows for the nine months ended September 30, 1996 and 1995, respectively:

                                                              1996       1995
                                                            -------     ------
                                                               (in thousands)
           Net earnings                                     $44,157    $41,069

           Adjustment for interest and underwriting
           costs on convertible debentures                    7,416      7,416
                                                            -------    -------

           Net earnings for fully diluted EPS               $51,573    $48,485
                                                            =======    =======

           Weighted average shares-Primary                   23,393     22,864
           Weighted average shares-Fully Diluted             31,477     30,854
                                                            =======    =======

Note 3:    New Acquisitions and Management Contracts

           In January 1996, the Company entered into agreements to manage four assisted living facilities in California and Ohio having a total of 234 beds. The facilities subsequently were transferred to Integrated Living Communities, Inc. ("ILC"), a wholly-owned subsidiary of the Company. ILC completed its initial public offering in October 1996 (see Note 8: Sale of Assisted Living Services Division).

           On January 29, 1996, the Company purchased Vintage Health Care Center, a 220 bed skilled nursing and assisted living facility in Denton, Texas for $6.9 million. A condominium interest in the assisted living portion of this facility was transferred to ILC.

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

           In addition, during the first quarter, the Company acquired two mobile x-ray companies. Total purchase price aggregated approximately $1.3 million. Total goodwill at the dates of acquisition aggregated $1.2 million.

           In April 1996, the Company assumed a lease for two facilities in Las Vegas, Nevada, a 98 bed skilled nursing facility and a 240 bed residential facility.

           On May 1, 1996, the Company purchased Hospice of the Great Lakes, Inc., a hospice company in Northbrook, Illinois. Total purchase price was $8.2 million representing the issuance of 304,822 shares. The Company incurred direct costs of acquisition of $1.0 million. Total goodwill at the date of acquisition aggregated $9.1 million.

           In July, the Company assumed a lease for a skilled nursing facility in Chicago, Illinois

           On August 1, 1996, the Company purchased J.R. Rehab Associates, Inc., an inpatient and outpatient rehabilitation clinic in Mooresville, North Carolina. Total purchase price was approximately $2.1 million. The Company incurred direct costs of acquisition of $200,000. Total goodwill at the date of acquisition aggregated $3.1 million.

           In August 1996, the Company purchased Colorado Portable X-Ray, Inc., a mobile x-ray company in Denver, Colorado. Total purchase price was approximately $422,000. Total goodwill at the date of acquisition was $372,000.

           On August 12, 1996, the Company acquired Extendicare of Tennessee, Inc., a home health care company in Memphis, Tennessee. Total purchase price was approximately $3.4 million. The Company incurred direct costs of acquisition of $200,000. Total goodwill at the date of acquisition aggregated $1.9 million.

           On August 19, 1996, the Company acquired Edgewater Home Infusion Services, Inc., a home infusion company in Miami, Florida. Total purchase price was approximately $8.0 million. The Company incurred direct costs of acquisition of $300,000. Total goodwill at the date of acquisition aggregated $7.7 million.

           In August 1996, the Company acquired Century Health Services, Inc., a home health company in Murfreesboro, Tennessee. Total purchase price was approximately $2.4 million. In addition, the Company repaid certain debt of Century of approximately $1.5 million. The Company incurred direct costs of acquisition of $200,000. Total goodwill at the date of acquisition aggregated $12.1 million.

           In September 1996, the Company acquired Signature Home Care, Inc., a home health care company in Dallas, Texas. Total purchase price was approximately $9.2 million, including $4.7 million representing the issuance of 196,374 shares. The Company incurred direct cost of acquisition of $500,000. Total goodwill at the date of acquisition aggregated $19.1 million.

Note 4:    Revolving Credit Facility

            In May 1996, the Company entered into a $700 million revolving credit agreement with Citicorp USA, Inc., the agent and certain other lenders which replaced its $500 million revolving credit and term loan facility which closed in April 1995. The new credit facility consists of a $700 million revolving loan which reduces to $560 million on June 30, 2000 and $315 million on June 30, 2001, with a final maturity on June 30, 2002. The $100 million subcommitment for letters of credit will remain at $100 million until final maturity. The $700 million revolving credit facility will be used to finance the Company's working capital requirements, to make acquisitions and for general corporate purposes. As a result of this agreement, the Company recorded an extraordinary loss on extinguishment of debt, net of tax, of $1.4 million. (See Note 6:
            Extraordinary Item)

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

Note 6:    Extraordinary Item

           In the second quarter of 1996, the Company replaced its $500 million revolving credit and term loan facility with the $700 million revolving credit facility (see Note 4: Revolving Credit Facility). This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $2,327,000, relating primarily to the write off of deferred financing costs. Such loss, reduced by the related income tax effect of $896,000, is presented in the statement of earnings as an extraordinary item of $1,431,000.

           In the second quarter of 1995, the Company replaced its $250 million revolving credit and term loan facility with a $500 million revolving credit and term loan facility. This event has been accounted for as an extinguishment of debt, and the Company has recorded a loss on extinguishment of debt of $826,000 relating primarily to the write off of deferred financing costs. Such loss, reduced by the related income tax effect of $318,000, is presented in the statement of earnings as an extraordinary item of $508,000.

Note 7:    Sale of Pharmacy Division

           In July 1996, the Company sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150 million, consisting of cash of $125 million and shares of Capstone stock having a value of $25 million. The Company used the net proceeds of the sale to repay borrowings under its revolving credit facility. The Company had a prtax gain of $34.3 million ($300,000 gain after income taxes).

           Because the Company's investment in the common stock had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes; accordingly, the income tax provision related to the sale was $34.0 million.

           The Company's investment in Capstone common stock of $14.6 million represents less than 20% of the total Capstone shares. Accordingly, such investment is recorded at carryover cost and classified as securities available for sale. An unrealized gain of $11.5 million is reflected in stockholders' equity with respect to such investment, as the current market value of the Capstone Shares is approximately $26.1 million.

           The pharmacy division generated revenue of $91.0 million and $63.6 million (of which $17.5 million and $11.3 million, respectively, was revenue from services to IHS facilities) for the year ended December 31, 1995 and the seven months ended July 31, 1996, respectively.

Note 8:    Sale of Assisted Living Services Division

           On October 9, 1996, Integrated Living Communities, Inc. ("ILC"), a wholly-owned subsidiary of the Company which provides assisted living and related services to the private pay elderly market, completed its initial public offering. Total proceeds to the Company were approximately $17.8 million, including a $7.4 million loan repayment. The Company continues to own approximately 37% of the outstanding common stock of ILC. The Company used the net proceeds from the sale to repay borrowings under its revolving credit facility. The Company expects to record a prtax loss of approximately $4.5 million in the fourth quarter of 1996 as a result of this transaction.

           ILC generated revenue of $16.3 million and $17.1 million for the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively.

Note 9:    First American Acquisition

           On October 17, 1996, Integrated Health Services, Inc. ("the Company") acquired through merger First American Health Care of Georgia, Inc. ("First American"), a provider of home health services in 21 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee.

           The purchase price for First American was $154.1 million in cash plus contingent payments of up to $155 million. The contingent payments will be payable if (1) legislation is enacted that changes the Medicare reimbursement methodology for home health services to a prospectively determined rate methodology, in whole or in part, or
           (2) in respect of any year in which the percentage increase in the seasonally unadjusted Consumer Price index for all Urban Consumers for Medical Care expenditure category (the "Medical CPI") is less than 8% or in any subsequent year prior to 2004, the percentage increase in the Medical CPI is less than 8%. If payable, the contingent payments will be paid as follows: $10 million for 1999 which must be paid on or before February 14, 2000; $40 million for 2000 which must be paid on or before February 14, 2001; $51 million for 2001 which must be paid on or before February 14, 2002; $39 million for 2002 which must be paid on or before February 14, 2003; and $15 million for 2003 which must be paid on or before February 14, 2004. The Company borrowed the cash purchase price paid at the closing under its $700 million revolving credit facility with Citibank, N.A., as Administrative Agent, and certain other lenders. $115 million of the $154.1 million paid at closing was paid to the Health Care Financing

            Administration ("HCFA"), the Department of Justice and the United States Attorney for the Southern District of Georgia in settlement of claims by the United States government seeking repayment from First American of certain disallowed reimbursements under Medicare, which claims IHS believes relate to personal or corporate expenses, rather than carrelated expenses (the "HCFA Claims"). The total settlement with the United States government was $255 million; the remaining $140 million will be paid only from the contingent payments to the extent such payments become due. During the first quarter of 1996, the Company loaned $18.1 million to First American to fund certain of First American's pension and tax liabilities. The loan, which bore interest at a rate per annum equal to the prime rate plus 4% and was due December 31, 1996, was secured by a pledge of certain shares of First American stock owned by First American's principal stockholder.

           The resolution of the HCFA Claims will require a restatement of First American's financial statements. The HCFA Claims are substantial, and the restatement of First American's financial statements is likely to have a material adverse effect on First American's historical financial statements.

Note 10:   Coram Merger

            On October 19, 1996, IHS, IHS Acquisition XIX, Inc., a wholly-owned subsidiary of IHS ("Merger Sub"), and Coram Healthcare Corporation ("Coram") entered into a definitive agreement and plan of merger (the "Agreement") providing for the merger of Merger Sub into Coram, with Coram becoming a wholly-owned subsidiary of IHS. Coram is a leading provider of alternative site (outside the hospital) infusion therapy and related services in the United States, operating 132 branches located in 43 states. Infusion therapy involves the intravenous administration of anti-infective, biotherapy, chemotherapy, pain management, nutrition and other therapies. Other services offered by Coram include the provision of lithotripsy and other non-intravenous products and services.

            Under the terms of the Agreement, which was approved by the Board of Directors of both IHS and Coram, holders of Coram Common Stock ("Coram Common Stock") will receive for each share of Coram Common Stock 0.2111 of a share of IHS Common Stock, having a market value of $5.44 based on the closing price of IHS Common Stock on the last business day prior to the signing of the Agreement. Options and warrants to purchase Coram Common Stock will be converted at the closing into options and warrants, respectively, to purchase IHS Common Stock. At September 30, 1996 Coram had outstanding 42,266,867 shares of Coram Common Stock, options to purchase 6,806,531 shares of Coram Common Stock ("Coram Options") and warrants to purchase 7,210,118 shares of Coram Common Stock ("Coram Warrants") which includes warrants of CFI (discussed below). In addition, Coram has agreed to issue 5,000,000 shares of Coram Common Stock in settlement of a pending class action lawsuit. IHS will issue approximately 9,978,036 shares of IHS Common Stock which includes shares issued by Coram in connection with the settlement of a pending class action lawsuit under the Agreement, and will reserve for issuance of approximately 2,610,000 shares of IHS Common Stock issuable upon exercise of Coram Options and Coram warrants after giving effect to the transaction with CFI (discussed below). At September 30, 1996, IHS had outstanding 23,117,934 shares of IHS Common Stock and had reserved for issuance approximately 10,500,000 shares under stock option and stock purchase plans and warrants and 7,989,275 shares upon conversion of outstanding convertible debentures.

           The merger is intended to qualify as a tax free reorganization, as permitted by the Internal Revenue Code, and a "pooling of interests" for accounting and financial reporting purposes. Completion of the transaction, which is expected to occur in the first quarter of 1997, is subject to, among other things, approval by each company's stockholders, receipt of required regulatory approvals, consent of senior bank lenders and other customary conditions.

           In addition, the Company has agreed to purchase at the effective time of the merger from Coram Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("CFI"), the Coram bridge notes and warrants to purchase Coram Common Stock (collectively, the "CFI Securities") purchased by CFI in April 1995. The purchase price for the CFI Securities will be cash in an amount equal to $172.3 million (plus accrued interest thereon from January 1, 1997 at the rate of 11% per annum) (the "CFI Securities Cash Purchase Price"). IHS may elect to pay all or a portion of the CFI Securities Cash Purchase Price through the issuance of 11% Senior Subordinated Notes due 2007 of IHS (the "11% Notes") in an aggregate principal amount equal to approximately 101.394% of that portion of the CFI Securities Cash Purchase Price to be paid through the issuance of 11% Notes.

           In addition, the litigation between Coram and Caremark International, Inc. ("CII"), a wholly-owned subsidiary of MedPartners, Inc., will be settled at the closing of the transaction, and CII will receive from Coram a 2-year promissory note in the principal amount of $52.7 million plus accrued interest from September 30, 1996 through closing in exchange for the approximately $111 million principal amount of subordinated notes issued by Coram to CII in connection with Coram's acquisition of an alternate site infusion business from CII. The Company will assume a total of approximately $375 million of indebtedness in the merger, including the new debt to be issued to CFI and CII.

Note 11:   Subsequent Events

           In October 1996, the Company purchased Total Rehab Services, Inc., a contract rehab company in Northbrook, Illinois. Total purchase price was approximately $8.0 million. In November 1996, the Company purchased Mediq, Inc., a mobile x-ray company in New England. Total purchase price was approximately $12.5 million. In addition, the Company has reached agreements in principle to purchase a mobile x-ray company in California for approximately $5.1 million, a mobile x-ray company in Michigan for approximately $260,000, a home health company in Florida for approximately

           $350,000, a home health company in Utah for approximately $3.2 million, a skilled nursing facility in Florida for approximately $6.5 million, an outpatient rehab company in Florida for approximately $1.5 million, a hospital based respiratory management company in California for approximately $4.5 million, a home respiratory and infusion company in Florida for approximately $4.5 million, a respiratory company in Tennessee for approximately $5.1 million, a home infusion company for approximately $12.5 million, a hospice company for approximately $13.5 million and a hospice company for approximately $30.0 million. In addition, the Company has reached an agreement in principle to purchase the remaining 90% of a disease state management company in Miami, Florida. IHS purchased its original 10% ownership interest in August 1995. Dr. Robert N. Elkins, Chairman and Chief Executive Officer of the Company, currently owns 65% of the company to be acquired. Total purchase price is approximately $900,000.

           There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms, or at all.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Three Months Ended September 30, 1996
Compared to Three Months Ended September 30, 1995

         Net revenues for the three months ended September 30, 1996 increased $60.8 million, or 20%, to $360.0 million from the comparable period in 1995. Approximately 56% of the increase in revenue was due to the gain on the sale of the Company's pharmacy division, approximately 16% of the increase was attributable to the addition of 11 facilities (3 owned, 4 leased and 4 managed facilities) since September 30, 1995 and approximately 20% due to the acquisition of companies providing rehabilitation, home health, mobile x-ray and electrocardiogram services. The remaining increase was due to increased revenues from facilities and ancillary companies in operation in both periods.

         Basic medical services revenue increased from $95.5 million to $101.2 million. Of the $101.2 million in basic medical services revenue in 1996, $8.9 million, or 9%, was attributable to the acquisition of 581 leased beds and 542 owned beds representing 4 leased and 3 owned facilities, respectively, subsequent to September 30, 1995. Basic medical services revenue of facilities in operation during both periods decreased during the three months ended September 30, 1996, as a result of skilled nursing beds being converted to Medical Specialty Unit (MSU) beds after September 30, 1995.

         Specialty medical services revenue increased from $193.6 million to $211.9 million. Of the $18.3 million increase, $13.0 million, or 71%, was attributable to revenue from acquisitions subsequent to September 30, 1995. The remaining increase was due to increased revenue from facilities and ancillary companies in operation in both periods, facilities and ancillary companies acquired during the three months ended September 30, 1995, as well as skilled nursing beds being converted to MSU beds after September 30, 1995. The increase in specialty medical services revenue was partially offset by the sale of the Company's pharmacy division in July 1996.

         Management services and other revenues increased from $10.1 million to $12.6 million. This increase was primarily due to the Company entering into 4 new management contracts subsequent to September 30, 1995 and the improved operating results which resulted in increased management fees at facilities which the Company managed in both periods. This increase was partially offset by the termination in the fourth quarter of 1995 of a contract to manage 23 facilities located in California. Also, the Company entered into operating leases with two facilities and purchased two facilities which were previously managed during the three months ended September 30, 1995.

         The Company recorded a gain on sale of assets during the three months ended September 30, 1996 of $34.3 million. Such gain relates to the sale of the Company's pharmacy division which occurred in July 1996 (see Note 7 to Consolidated Financial Statements: Sale of Pharmacy Division).

         Total expenses for the period increased to $299.6 million from $278.2 million, an increase of 8%. Of the $21.4 million increase, $15.8 million, or 74%, was due to an increase in operating expenses. Of the $240.3 million in operating expenses, $18.6 million, or 8%, was attributable to acquisitions consummated subsequent to September 30, 1995. The increase in operating expenses was offset by the reduction in operating expenses related to the pharmacy division which was sold in July 1996.

         Corporate administrative and general expenses for the three months ended September 30, 1996 increased by $700,000, or 5%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization increased to $10.0 million during the three months ended September 30, 1996, a 1.7% increase as compared to $9.9 million in the same period in 1995. This increase was partially offset by a reduction in depreciation and amortization expense resulting from the sale of the pharmacy division. Rent expense increased by $1.7 million, or 10%, over the comparable period in 1995, primarily as a result of the addition of 4 leased facilities subsequent to September 30, 1995, and increases in contingent rentals which are based on gross revenues of certain leased facilities, partially offset by a reduction in rent expense resulting from the sale of the pharmacy division. Interest expense, net increased $5.0 million, or 45%, during the three months ended September 30, 1996 to $15.9 million. The increase in interest expense was primarily a result of the Company's issuance of $150 million principal amount of 10-1/4% Senior Subordinated Notes in May 1996, and increased borrowings under its $700 million revolving credit facility which closed in May 1996. In the three months ended September 30, 1995, the Company incurred merger costs of $1.9 million relating to the acquisition of IntegraCare, Inc., which was accounted for as a pooling of interests.

         Earnings before equity in earnings of affiliates, income taxes and extraordinary item increased by 188% to $60.3 million for the three months ended September 30, 1996, as compared to $21.0 million for the comparable period in the prior year. This increase was due primarily to the gain on the sale of the pharmacy division. Before giving effect to the gain on the sale of the pharmacy division, earnings before equity in earnings of affiliates, income taxes and extraordinary items increased 24% to $26.0 million.

         Earnings before income taxes and extraordinary item increased by 185% to $60.6 million for the three months ended September 30, 1996, as compared to $21.3 million for the comparable period in the prior year. This increase is due primarily to the gain on the sale of the pharmacy division. Before giving effect to the gain on the sale of the pharmacy division, earnings before income taxes and extraordinary items increased by 24% to $26.4 million. The provision for federal and state income taxes was $44.1 million for the three months ended September 30, 1996 (of which $34.0 million resulted from the sale of the pharmacy division), and $8.2 million for the same period in the prior year. Net earnings and fully diluted earnings per share for the quarter were $16.5 million in 1996, or 58 cents per share, as compared to $13.1 million or 52 cents per share for the same period in 1995. Before giving effect to the gain on the sale of the pharmacy division, net earnings and fully-diluted earnings per share for the three months ended September 30, 1996 were $16.2 million, or 57 cents per share.

Nine Months Ended September 30, 1996
Compared to Nine Months Ended September 30, 1995

         Net revenues for the nine months ended September 30, 1996 increased $162.8 million, or 19%, to $1.0 billion from the comparable period in 1995. Approximately 21% of the increase in revenue was due to the gain on the sale of the pharmacy division, approximately 15% of the increase in revenues was attributable to the addition of 11 facilities (3 owned, 4 leased and 4 managed facilities) since September 30, 1995 and approximately 13% was due to the acquisition of companies providing rehabilitation, home health, mobile x-ray and electrocardiogram services. The remaining increase was due to increased revenues from facilities and ancillary companies in operation in both periods.

         Basic medical services revenue increased from $272.2 million to $296.5 million. Of the $296.5 million in basic medical services revenue in 1996, $22.5 million, or 8%, was attributable to the acquisition of 581 leased beds and 542 owned beds representing 4 leased and 3 owned facilities, respectively, subsequent to September 30, 1995. The increase in basic medical services revenue was partially offset by the conversion of skilled nursing beds to MSU beds subsequent to September 30, 1995.

         Specialty medical services revenue increased from $558.1 million to $658.3 million. Of the $100.2 million increase, $23.2 million, or 23%, was attributable to revenue from acquisitions subsequent to September 30, 1995. The remaining increase was due to increased revenue from facilities in operation in both periods, facility and ancillary companies acquired during the nine months ended September 30, 1995, as well as skilled nursing beds being converted to MSU beds after September 30, 1995. The increase in specialty medical services revenue was partially offset by the sale of the Company's pharmacy division in July 1996.

         Management services and other revenues increased from $29.9 million to $34.0 million. This increase was primarily due to the Company entering into 4 new management contracts subsequent to September 30, 1995 and the improved operating results which resulted in increased management fees at facilities which the Company managed in both periods. This increase was partially offset by the termination in the fourth quarter of 1995 of a contract to manage 23 facilities located in California. Also, the Company entered into operating leases with two facilities and purchased two facilities which were previously managed during the nine months ended September 30, 1995.

         The Company recorded a gain on sale of assets during the nine months ended September 30, 1996 of $34.3 million. This gain relates to the sale of the Company's pharmacy division which occurred in July 1996 (see Note 7 to Consolidated Financial Statements: Sale of Pharmacy Division).

         Total expenses for the period increased to $916.2 million from $793.6 million, an increase of 15%. Of the $122.6 million increase, $96.5 million, or 79%, was due to an increase in operating expenses. Of the $96.5 million increase in operating expenses, $38.9 million, or 40%, was attributable to acquisitions consummated subsequent to September 30, 1995. The remainder of the increase in operating expenses primarily resulted from costs related to the increased medical acuity level of the Company's patients, partially offset by the reduction in operating expenses related to the pharmacy division which was sold in July 1996.

         Corporate administrative and general expenses for the nine months ended September 30, 1996 increased by $4.1 million, or 10%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization was $28.6 million and $28.5 million during the nine months ended September 30, 1996 and 1995, respectively. Rent expense increased by $4.7 million, or 10%, over the comparable period in 1995, primarily as a result of the addition of 4 leased facilities subsequent to September 30, 1995, and increases in contingent rentals which are based on gross revenues of certain leased facilities, partially offset by a reduction in rent expense resulting from the sale of the pharmacy division. Interest expense, net, increased $19.2 million during the nine months ended September 30, 1996 to $46.0 million. The increase in interest expense was primarily a result of the Company's issuance of $115 million principle amount of 9-5/8% Senior Subordinated Notes issued in May 1995, the Company's issuance of $150 million principal amount of 10-1/4% Senior Subordinated Notes issued in May 1996, and increased borrowings under its $700 million revolving credit facility which closed in May 1996, and its $500 million revolving credit and term loan facility which closed in May 1995. In the nine months ended September 30, 1995, the Company incurred merger costs of $1.9 million relating to the acquisition of IntegraCare.

         Earnings before equity in earnings of affiliates, income taxes and extraordinary item increased by 60% to $106.9 million for the nine months ended September 30, 1996, as compared to $66.6 million for the comparable period in the prior year. This increase was due primarily to the gain on the sale of the pharmacy division. Before giving effect to the gain on the sale of the pharmacy division, earnings before equity in earnings of affiliates, income taxes and extraordinary item increased by 9% to $72.6 million.

         Earnings before income taxes and extraordinary item increased by 60% to $107.9 million for the nine months ended September 30, 1996, as compared to $67.6 million for the comparable period in the prior year. This increase is due primarily to the gain on the sale of the pharmacy division. Before giving effect to the gain on the sale of the pharmacy division, earnings before income taxes and extraordinary items increased by 9% to $73.6 million. The provision for federal and state income taxes was $62.4 million for the nine months ended September 30, 1996 (of which $34.0 million resulted from the sale of the Company's pharmacy division), and $26.0 million for the same period in the prior year. Net earnings and fully diluted earnings per share for the nine months were $44.2 million in 1996, or $1.64 per share, as compared to $41.1 million or $1.57 per share for the same period in 1995. Before giving effect to the gain on the sale of the pharmacy division net earnings and fully-diluted earnings per share for the nine months ended September 30, 1996 were $43.9 million or $1.63 per share. During the nine months ended September 30, 1996, the Company incurred a $1.4 million (net of tax), or 5 cents per share (fully-diluted), extraordinary loss on the extinguishment of debt. During the nine months ended September 30, 1995, the Company incurred a 508,000 (net of tax), or 2 cents per share (fully-diluted) extraordinary loss on the extinguishment of debt.

Liquidity and Capital Resources

         At September 30, 1996, the Company had working capital of $115.5 million, as compared with $136.3 million at December 31, 1995. There were no material commitments for capital expenditures as of September 30, 1996. Net patient accounts and third-party payor settlements receivable increased $31.3 million to $261.6 million at September 30, 1996, as compared to $230.3 million at December 31, 1995. Of the $31.3 million increase in accounts receivable, $34.1 million was attributable to new facilities and ancillary services businesses acquired subsequent to December 31, 1995, partially offset by a $17.0 million decrease due to the sale of the pharmacy division, and a $14.2 million increase due to increased accounts receivable at facilities in operation and related services businesses owned at both December 31, 1995 and September 30, 1996. Gross patient accounts receivable were $257.4 million at September 30, 1996, as compared to $226.8 million at December 31, 1995. Third- party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $39.0 million at September 30, 1996, as compared to $33.0 million at December 31, 1995. Approximately $9.0 million, or 23%, of the third-party payor settlements receivable from federal and state governments at September 30, 1996 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

         The  Company's  cost of care  for its MSU  patients  generally  exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining waivers of these cost limitations. The Company has submitted waiver requests for 224 cost reports, covering all cost report periods through December 31, 1995. To date, final action has been taken by the Health Care Financing Administration ("HCFA") on 205 waiver requests covering cost report periods through December 31, 1995. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

         Net cash provided by operating activities for the nine months ended September 30, 1996, was $16.6 million as compared to $17.0 million provided by operating activities for the comparable period in 1995. Net cash provided by operating activities for the nine months ended September 30, 1996 decreased from the comparable period in 1995 primarily as a result of changes in the Company's current assets and liabilities.

         Net cash provided by financing activities was $61.2 million for the nine month period in 1996 as compared to $132.1 million provided by financing activities for the comparable period in 1995. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt.

         Net cash used by investing activities was $75.7 million for the nine month period ended September 30, 1996 as compared to $171.2 million used by investing activities for the nine month period ended September 30, 1995. Cash used for the acquisition of facilities and ancillary company acquisitions was $46.1 million in 1996 as compared to $50.8 million for 1995. Cash used for the purchase of property, plant and equipment was $103.6 million in 1996 and $96.5 million in 1995. In the nine months ended September 30, 1996, the Company received $125 million in cash from the sale of the pharmacy division.

         The Company's contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $52.2 million as of September 30, 1996. The Company is obligated to purchase its Greenbriar facility upon a change in control of the Company. The net purchase price of the facility is approximately $4.0 million. The lessor of this facility has the right to require Messrs. Robert Elkins and Timothy Nicholson to purchase all or any part of 13,944 shares of common stock owned by it at a per share purchase price equal to the sum of $12.25 per share plus 9% simple interest per annum from May 8, 1988 until the date of such purchase. The Company has agreed to purchase the shares if Messrs. Elkins and Nicholson fail to do so. The amount aggregated approximately $353,121 at September 30, 1996. The Company has guaranteed approximately $6.6 million of such lessor's indebtedness. The Company is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company has jointly and severally guaranteed a $1.2 million construction loan made to River City Limited Partnership in which the Company has a 30% general partnership interest. The Company has guaranteed approximately $3.9 million of a construction loan for Trizec, the entity from which the Company purchased the Central Park Lodges facilities. The Company entered into a guaranty agreement whereby the Company guaranteed approximately $4.0 million owed by Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which the Company has a 49% interest, to Finova Capital
Corporation. The Company has guaranteed approximately $8.9 million owed by Litchfield Asset Management Corporation to National Health Investors, Inc. The Company has established several irrevocable letters of credit with the Bank of Nova Scotia totalling $15.7 million at September 30, 1996 to secure certain of the Company's workers' compensation, health benefits and other obligations. The Company has guaranteed approximately $539,000 owed by Dunns Creek to National Health Investors. In addition, the Company has obligations under operating leases aggregating approximately $254.2 million at September 30, 1996. In addition, with respect to certain acquired businesses, the Company is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met.

         The liquidity of the Company will depend in large part on the timing of payments by private, third-party and governmental payors, including payments in excess of regional cost reimbursement limitations established under Medicare. Costs in excess of the regional reimbursement limits relate primarily to the delivery of services and patient care to the Company's MSU patients.

         In implementing its post-acute network, the Company expects that it will continue to add home healthcare and ancillary service companies and additional geriatric care facilities, implement additional MSU programs at its existing and new facilities and expand its existing operations. The Company anticipates that cash from operations, borrowings under revolving credit facilities and proceeds from the sale of debt and equity securities will be adequate to cover its scheduled debt payments and future anticipated growth, including business acquisitions and capital expenditure requirements, for the foreseeable future.

         On May 15, 1996, the Company entered into a $700 million revolving credit facility, including a $100 million letter of credit subfacility, with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility"). The New Credit Facility consists of a $700 million revolving loan which reduces to $560 million on June 30, 2000 and $315 million on June 30, 2001, with a final maturity on June 30, 2002. The $100 million subcommittment for letters of credit will remain at $100 million until final maturity. The New Credit Facility is guaranteed by the Company's subsidiaries and secured by a pledge of all of the stock of substantially all of the Company's subsidiaries. At the option of the Company, loans under the New Credit Facility bear interest at a rate equal to either (i) the sum of (a) the higher of (1) the bank's base rate or (2) one percent plus the latest overnight federal funds rate plus (b) margin of between zero percent and one and onquarter percent (depending on certain financial ratios); or (ii) in the case of Eurodollar loans, the sum of between three quarters of one percent and two and onhalf percent (depending on certain financial ratios) and the interest rate in the London inter-bank market for loans in an amount substantially equal to the amount of borrowing and for the period of the borrowing selected by the Company.

         The New Credit Facility limits the Company's ability to incur indebtedness or contingent obligations, to make additional acquisitions, to create or incur liens on assets, to pay dividends and to purchase or redeem the Company's stock. In addition, the New Credit Facility requires that the Company meet certain financial tests, and provides the banks with the right to require the payment of all of the amounts outstanding under the New Credit Facility if there is a change in control of the Company or if any person other than Dr. Robert N. Elkins or a group managed by Dr. Elkins owns more than 40% of the Company's capital stock. Amounts repaid under the New Credit Facility may be reborrowed until June 30, 2002. The new $700 million credit facility replaced the Company's $500 million revolving credit facility (the "Prior Credit Facility"). As a result, the Company recorded a loss on extinguishment of debt, net of related tax benefits, of approximately $1.4 million in the second quarter of 1996. On May 15, 1996, the Company borrowed $328.2 million under the New Credit Facility to repay amounts outstanding under the Prior Credit Facility. At September 30, 1996, $142.2 million was outstanding under the New Credit Facility. During October 1996, the Company borrowed an additional $168 million under the New Credit Facility, including $154 million to finance the acquisition of First American Health Care of Georgia, Inc. (see Note 9 to Consolidated Financial Statements: First American Acquisition).

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

Part II:     Other Information


Item 6.      Exhibits and Reports on Form 8-K

         (a) Exhibits

              2.01 Assets Purchase Agreement dated as of June 20, 1996 by and among the Company, various subsidiaries of the Company and Capstone Pharmacy Services, Inc., as amended. (1)

              2.02 Stock Purchase Agreement dated as of August 23, 1996 by and among the Company, Signature and Selling Stockholders of Signature. (2)

              2.03 Merger Agreement dated as of February 21, 1996 among Integrated Health Services, Inc., IHS Acquisition XIV, Inc., and First American Health Care of Georgia, Inc. and its principal shareholders. (3)

              2.04 Amendment to Merger Agreement, dated as of September 9, 1996, by and among Integrated Health Services, Inc., IHS Acquisition XIV, Inc., First American Health Care of Georgia, Inc., Robert J. Mills and Margie B. Mills. (3)

              2.05 Agreement and Plan of Merger entered into as of October 19, 1996, among Coram Healthcare Corporation, Integrated Health Services, Inc., and IHS Acquisition XIV, Inc. (4)

              10.1 Agreement, dated as of October 19, 1996, among Integrated Health Services, Inc. and Coram Funding, Inc. (4)

              10.2 Agreement, dated as of October 20, 1996, by and between MedPartners, Inc. and Integrated Health Services, Inc. (4)

              10.3 Integrated Health Services, Inc. Stock Option Plan for New Non-Employee Directors, as amended.

              10.4 Integrated Health Services, Inc. Stock Option Compensation Plan for Non-Employee Directors, as amended.

              10.5 Integrated Health Services, Inc. 1995 Stock Option Plan for Non-Employee Directors

              10.6  Stock Option Agreement, dated as of  November 27,  1995,  by
                    and   between  Integrated  Health  Services, Inc.  and  John
                    Silverman.

              10.7 Integrated Health Services, Inc. 1994 Stock Incentive Plan, as amended.

              10.8  1996 Stock Incentive Plan  of  Integrated  Health  Services,
                    Inc.

              27.   Financial Data Schedule.

         (b) Reports on Form 8-K

             The Company filed a Current Report on Form 8-K dated as of July 30, 1996 relating to the sale of the pharmacy division to Capstone Pharmacy Services, Inc.

             The Company filed a Current Report on Form 8-K dated as of September 25, 1996 relating to the acquisition of Signature Home Care, Inc.

             The Company filed a Current Report on Form 8-K dated as of October 17, 1996 relating to the acquisition of First American Health Care of Georgia, Inc.

             The Company filed a Current Report on Form 8-K dated as of October 21, 1996, relating to the proposed merger with Coram Healthcare Corporation.

































---------------------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated as of July 30, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated as of September 25, 1996

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated as of October 17, 1996.

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated as of October 19, 1996.

                                 - SIGNATURES -


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTEGRATED HEALTH SERVICES, INC.
                                           --------------------------------



                                           By: /s/ Robert N. Elkins
                                               -------------------------------
                                               Robert N. Elkins
                                               Chief Executive Officer



                                           By: /s/ W. Bradley Bennett
                                               -------------------------------
                                               W. Bradley Bennett
                                               Executive Vice President and
                                               Chief Accounting Officer



                                           By: /s/ Eleanor C. Harding
                                               -------------------------------
                                               Eleanor C. Harding
                                               Executive Vice President Finance



Dated: November 12, 1996
      ------------------------------