Form 10-K/A
period 1995-12-31
INTEGRATED HEALTH SERVICES INC
filed 1997-03-31
CIK 785814

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              --------------------
                               AMENDMENT NO. 1
                                      TO
                                 FORM 10-K/A
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the Transition Period from  to
                        Commission File Number 1-12306

                       INTEGRATED HEALTH SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                      23-2428312
       (State or other jurisdiction of                   (I.R.S. employer
       incorporation or organization)                   identification no.)

            10065 Red Run Blvd.
         Owings Mills, Maryland                               21117
 (Address of principal executive offices)                   (Zip code)


       Registrant's telephone number, including area code: 410-998-8400

         Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
         Title of each class                   on which registered:
         -------------------                  ---------------------
       Common Stock, par value
           $.001 per share                   New York Stock Exchange

    9 5/8 % Senior Subordinated
       Notes due 2002, Series A              New York Stock Exchange

    10 3/4 % Senior Subordinated
          Notes due 2004                     New York Stock Exchange

     5 3/4 % Convertible Senior
  Subordinated Debentures due 2001           New York Stock Exchange

    6% Convertible Subordinated
       Debentures due 2003                   New York Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act:
                                     None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

   Aggregate   market   value  of  the   Registrant's   Common   Stock  held  by
non-affiliates at March 26, 1996 (based on the closing sale price for such shares as reported by the New York Stock Exchange): $498,042,731.

      Common Stock outstanding as of March 26, 1996: 22,258,893 shares.
================================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

   Integrated Health Services, Inc. ("IHS" or the "Company") is one of the nation's leading providers of post-acute healthcare services. Post-acute care is the provision of a continuum of care to patients following discharge from an acute care hospital. Post-acute care services include subacute care, outpatient and home care, inpatient and outpatient rehabilitation and pharmacy services. The Company's post-acute network is designed to address the fact that the cost containment measures implemented by private insurers and limitations on government reimbursement of hospital costs have resulted in the discharge from hospitals of many patients who continue to require medical and rehabilitative care. The Company's post-acute healthcare system is intended to provide continuity of care for its patients in multiple settings and enable payors to contract with one provider to provide all of a patient's needs during the year following discharge from acute care hospitals. IHS' post-acute care network currently consists of over 600 service locations in 40 states.

   The Company's post-acute care strategy is to use geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative services more typically delivered in the acute care hospital setting and to use home healthcare to provide those medical and rehabilitative services which do not require 24-hour monitoring. To implement its post-acute care strategy, the Company has focused on (i) developing subacute care units; (ii) expanding the range of home healthcare and related services it offers to patients directly, rather than through third party providers, through the acquisition of service companies, in order to provide patients with a continuum of care throughout their recovery, to increase its control of certain costs and to meet the growing desire by payors for one-stop shopping; (iii) developing market concentration for its post-acute care services in targeted states due to increasing payor consolidation; and (iv) forming strategic alliances with health maintenance organizations, hospital groups and physicians.

   The Company provides subacute care through medical specialty units ("MSUs"), which are typically 20 to 75 bed specialty units with physical identities, specialized medical technology and staffs separate from the geriatric care facilities in which they are located. MSUs are designed to provide comprehensive medical services to patients who have been discharged from acute care hospitals but who still require subacute or complex medical treatment. The levels and quality of care provided in the Company's MSUs are similar to those provided in the hospital but at per diem treatment costs which the Company believes are generally 30% to 60% below the cost of such care in acute care hospitals.
Because of the high level of specialized care provided, the Company's MSUs generate substantially higher net revenue and operating profit per patient day than traditional geriatric care services. Total revenues generated from MSUs have increased from $104.3 million for the year ended December 31, 1993 to $178.0 million for the year ended December 31, 1994 and to $290.2 million for the year ended December 31, 1995. MSU revenues as a percentage of total revenues were 35% in 1993 and 25% in each of 1994 and 1995. The percentage decrease in 1994 was primarily the result of the acquisition of facilities which did not have MSUs at the time of acquisition as well as the acquisition of rehabilitation, pharmacy, diagnostic, respiratory therapy, home healthcare and related service companies in connection with the Company's vertical integration strategy and the implementation of the Company's post-acute care network. MSU revenue as a percentage of total revenues is expected to continue to decrease as the Company implements its vertical integration strategy and continues to expand its post-acute care network through the acquisition of rehabilitation, pharmacy and home healthcare and similar service companies.

   The Company presently operates 195 geriatric care facilities (122 owned or leased and 73 managed) and 143 MSUs located within 77 of these facilities. The Company focuses on private pay patients because the profitability of caring for such patients is generally higher than for patients under government assistance programs. During the years ended December 31, 1994 and 1995, the Company derived approximately 44% and 45%, respectively, of its patient revenues from private pay sources. Specialty medical services revenues, which include all MSU charges, all revenue from providing rehabilitative therapies, pharmaceuticals, medical supplies and durable medical equipment to all its patients, all revenue from its Alzheimer's programs and all revenue from its provision of pharmacy, rehabilitation therapy, home healthcare and similiar services to third-parties, constituted approximately 57% and 65% of net revenues during the years ended December 31, 1994 and 1995, respectively. The Company also offers a wide range of basic medical services as well as a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy in all its geriatric care facilities. In addition, the Company offers a wide range of hospice services.

INDUSTRY BACKGROUND

   In 1983, the Federal government acted to curtail increases in healthcare costs under Medicare, a Federal insurance program under the Social Security Act primarily for individuals age 65 or over. Instead of continuing to reimburse hospitals on a cost plus basis (i.e., the hospital's actual cost of care plus a specified return on investment), the Federal government established a new type of payment system based on prospectively determined prices rather than retrospectively determined costs, with payment for inpatient hospital services based on regional and national rates established under a system of diagnosis-related groups ("DRGs"). As a result, hospitals bear the cost risk of providing care inasmuch as they receive specified reimbursement for each treatment regardless of actual cost.

   Concurrent with the change in government reimbursement of healthcare costs, a "managed care" segment of the healthcare industry emerged based on the theme of cost containment. The health maintenance organizations and preferred provider organizations, which constitute the managed care segment, are able to limit hospitalization costs by giving physicians incentives to reduce hospital utilization and by negotiating discounted fixed rates for hospital services. In addition, traditional third party indemnity insurers began to limit reimbursement to pre-determined amounts of "reasonable charges," regardless of actual cost, and to increase the amount of co-payment required to be paid by patients, thereby requiring patients to assume more of the cost of hospital care. These changes have resulted in the earlier discharge of patients from acute care hospitals.

   At the same time, the number of people over the age of 65 began to grow significantly faster than the overall population. Further, advances in medical technology have increased the life expectancies of an increasingly large number of medically complex patients, many of whom require a high degree of monitoring and specialized care and rehabilitative therapy that is generally not available outside the acute care hospital. However, the changes in government and third-party reimbursement and growth of the managed care segment of the healthcare industry, when combined with the fact that the cost of providing care to these patients in an acute care hospital is higher than in a non-acute care hospital setting, provide economic incentives for acute care hospitals and patients or their insurers to minimize the length of stay in acute care hospitals. The early discharge from hospitals of patients who are not fully recovered and still require medical care and rehabilitative therapy has significantly contributed to the rapid growth of the home healthcare industry. However, for some of these patients home healthcare is not a viable alternative because of their continued need for a high degree of monitoring, more intensive and specialized medical care, 24-hour per day nursing care and a comprehensive array of rehabilitative therapy. As a result, the Company believes there is an increasing need for non-acute care hospital facilities which can provide the monitoring, specialized care and comprehensive rehabilitative therapy required by the growing population of subacute and medically complex patients.

   The traditional nursing home, despite its skilled care license and eligibility for Medicare certification, has focused on providing custodial care to Medicaid eligible persons until they die. The state Medicaid reimbursement program reinforces this focus by typically setting "cost ceilings" on reimbursement for each patient based on overall average state costs for all patients. Since the "average" patient is a long-stay, non-medically complex patient, nursing homes face an economic disincentive to treat medically complex patients because Medicaid reimburses the nursing home as if it had provided only custodial care to a non-medically complex patient regardless of the type of care actually provided. In addition, state laws impose substantial restrictions on or prohibitions against the ability of a facility to reduce the number of Medicaid certified beds in a facility, thus making the process of converting to the treatment of more medically complex non-Medicaid eligible persons a long and financially risky process. As a result, most traditional nursing homes, with high Medicaid census and earnings and cash flow under pressure, are reluctant to spend the capital required to upgrade staff, implement medical procedures (such as infection control) and equip a nursing home to treat subacute and medically complex patients and provide the comprehensive rehabilitative therapy required by many of these patients.

   Moreover, recent healthcare reform proposals have focused on regional health alliances, which would negotiate rates with providers on behalf of consumers, and a reliance on managed care as a way to contain healthcare costs. These proposals, together with the increasing complexity of medical services provided, growing regulatory and compliance requirements and increasingly complicated reimbursement systems, have resulted in a trend of consolidation of smaller, local operators who lack the sophisticated management information systems, operating efficiencies and financial resources to compete effectively into larger, more established regional or national operators.

   There are numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. Aspects of certain of these healthcare proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company. See "--Sources of Revenue." There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company. Ongoing consolidation in the healthcare industry could also impact the Company's business and results of operations.

COMPANY STRATEGY

   Integrated Health Services, Inc. is one of the nation's leading providers of post-acute healthcare services. Post-acute care is the provision of a continuum of care to patients following discharge from the acute care hospital. Post-acute care services include subacute care, outpatient and home care, inpatient and outpatient rehabilitation and pharmacy services. The Company's post-acute network is designed to address the fact that the cost containment measures implemented by private insurers and limitations on government reimbursement of hospital costs have resulted in the discharge from hospitals of many patients who continue to require medical and rehabilitative care. The Company's post-acute healthcare system is intended to provide continuity of care for its patients in multiple settings and enable payors to contract with one provider to provide all of a patient's needs during the year following discharge from acute care hospitals. IHS' post-acute care network currently consists of over 600 service locations in 40 states.

   The Company's post-acute care strategy is to use geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative services more typically delivered in the acute care hospital setting and to use home healthcare to provide those medical and rehabilitative services which do not require 24-hour monitoring. To implement its post-acute care strategy, the Company has focused on (i) developing subacute care units; (ii) expanding the range of home healthcare and related services it offers to patients directly, rather than through third party providers, through the acquisition of service companies, in order to provide patients with a continuum of care throughout their recovery, to increase its control of certain costs and to meet the growing desire by payors for one-stop shopping; (iii) developing market concentration for its post-acute care services in targeted states due to increasing payor consolidation; and (iv) forming strategic alliances with health maintenance organizations, hospital groups and physicians.

   The central elements of IHS' business strategy are:

   Subacute Care Through Medical Specialty Units. The Company's strategy is designed to take advantage of the need for early discharge of many patients from acute care hospitals by using MSUs as subacute specialty units within its geriatric care facilities. MSUs provide the monitoring and specialized care still required by these persons after discharge from acute care hospitals at per diem treatment costs which the Company believes are generally 30% to 60% below the cost of care in acute care hospitals.

IHS also intends to continue to use its geriatric care facilities to meet the increasing need for cost-efficient, comprehensive rehabilitation treatment of these patients. The primary MSU programs currently offered by the Company are complex care programs, ventilator programs and wound management programs. In addition, the Company has developed additional MSU programs, including programs for subacute rehabilitation, cardiology, oncology and HIV.

   IHS opened its first MSU program in April 1988 and currently operates 143 MSU programs in 77 facilities. In 1993, the Company opened 30 MSU programs and expanded 24 MSU programs, aggregating 582 beds. During the year ended December 31, 1994, the Company opened 49 MSU programs and expanded 18 MSU programs, aggregating 1,098 beds (including 33 beds located at a facility no longer managed by the Company as of August 1994.) During the year ended December 31, 1995, the Company opened 31 MSU programs aggregating 691 beds and expanded existing programs by 177 beds. Despite the increase in the number of MSU beds during 1994 and 1995, census in the Company's MSU programs was 72% for the years ended December 31, 1995 and 1994, as compared to 69% for the year ended December 31, 1993. IHS also emphasizes the care of medically complex patients through the provision of a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy. The Company intends that its MSUs be a lower cost alternative to acute care or rehabilitation hospitalization of subacute or medically complex patients. IHS intends to expand its specialty medical services at its existing and newly acquired facilities.

   Vertical Integration of Post-acute Care Services. The Company is expanding the range of home healthcare and related services it offers to its patients directly in order to serve the full spectrum of patient needs following acute hospitalization. As a result of the acquisitions consummated in 1993, 1994 and 1995, the Company is now able to offer directly to its patients, rather than through third-party providers, pharmacy, home healthcare, rehabilitation (physical, occupational and speech) and mobile x-ray and electrocardiogram services. IHS believes that a full service provider is better able to respond to the needs of its patients and referral sources. In addition, the Company believes that by offering managed care organizations and insurance companies a single source from which to obtain a full continuum of care to patients following discharge from the acute care hospital, it will attract healthcare payors seeking to improve the management of healthcare quality as well as to reduce servicing and administrative expenses. The Company also believes that offering a broad range of services will allow it to increase its control of certain costs, since many of these services are currently provided to IHS by third-parties. The Company's ability to control such costs will, the Company believes, also provide it with a competitive advantage in contracting with managed care companies and permit the development of capitated rates.

   Expansion of Home-Based Services. The Company's strategy is to expand its home healthcare services to take advantage of healthcare payors' increasing focus on having healthcare provided in the lowest-cost setting possible and patients' desires to be treated at home. The Company believes that the nation's aging population, when combined with advanced technology which allows more healthcare procedures to be performed at home, has resulted in an increasingly large number of patients with long-term chronic conditions than can be treated effectively in the home. The Company currently provides home healthcare services, which range from light housekeeping to skilled professional care by trained nurses and therapists, in 14 states. In addition, the Company has entered into an agreement to acquire First American Healthcare of Georgia, Inc., which provides home health services in 23 states (including 18 states in which IHS is already operating), although there can be no assurance the acquisition will be consummated.

   Concentration on Targeted Markets. The Company has implemented a strategy focused on the development of market concentration for its post-acute care services in targeted states due to increasing payor consolidation. The Company also believes that by offering its services on a concentrated basis in targeted markets, together with the vertical integration of its services, it will be better positioned to meet the needs of managed care payors. The Company now operates 195 geriatric care facilities (73 of which the Company manages), with 27 geriatric care facilities (24 of which are managed) in California, 41 geriatric care facilities in Florida (11 of which the Company manages), 14 geriatric care facilities in Pennsylvania (two of which the Company manages) and 25 geriatric care facilities in Texas (eight of which the Company manages).

   Focus on Private Pay Patients. The Company attempts to locate and operate its facilities in a manner designed to attract patients who pay directly to the facilities for services without benefit of any governmental assistance programs ("private pay patients"). Generally, the profitability of caring for private pay patients is higher than for patients under government assistance programs. For the year ended December 31, 1995 the percentage of MSU revenue generated by private pay patients was 37.7% as compared to 47.6% and 51.6% for the years ended December 31, 1994 and 1993, respectively. The decrease in the percentage of patient revenues generated by private pay patients in 1994 and 1995 was primarily the result of the large number of Medicaid patients in the 41
Litchfield facilities acquired on September 1, 1994 and the large number of Medicaid patients in the 30 Central Park Lodges facilities acquired on December 1, 1993, as well as the increase in the number of MSU programs. The Company's experience to date has been that Medicare patients constitute a higher percentage of an MSU program's occupancy in the first months of operation as compared to private pay patients; however, as the Company's marketing program to private pay patients is implemented, the number of private pay patients in the MSU program tends to increase. Approximately one-third of all of the Company's MSU patients are under the age of 70.

   Expansion Through Acquisition. The Company has grown substantially through acquisitions and the opening of MSUs, and expects to continue to expand its business by establishing additional MSUs and rehabilitation programs in its existing geriatric care facilities, by acquiring additional geriatric care facilities in which to establish MSUs and rehabilitation programs, by establishing MSUs with beds leased from third-party geriatric care facilities or hospitals or at facilities managed by IHS and by expanding the number of MSU programs offered and by expanding the amount of home healthcare and related services it offers directly to its patients rather than through third-party providers. From January 1, 1991 to date, the Company has increased the number of geriatric care facilities it owns or leases from 25 to 122, has increased the number of facilities it manages from 18 to 73 and has increased the number of MSU programs it operates from 13 to 143. In addition, the Company has begun to offer certain related services, such as pharmacy, rehabilitation, x-ray, electrocardiogram and home healthcare, directly to its patients rather than relying on third-party providers. The Company's planned expansion and growth require that additional MSUs be established in the Company's existing facilities, that the Company acquire, lease or acquire the right to manage for others additional facilities in which MSUs can be established, that the Company expand home healthcare services through the acquisition of additional home healthcare providers, and that the Company acquire, or establish relationships with, third-parties which provide post-acute care services not currently provided by the Company. Such expansion and growth will depend on the Company's ability to create demand for its MSU and post-acute care programs, the availability of suitable acquisition, lease or management candidates and the Company's ability to finance such acquisitions and growth. The successful implementation of the Company's post-acute healthcare system, including the capitation of rates, will depend on the Company's ability to expand the amount of post-acute care services it offers directly to its patients rather than through third-party providers. There can be no assurance that suitable acquisition candidates will be located, that acquisitions can be consummated, that acquired facilities or services can be successfully integrated into the Company's operations, that MSUs can be successfully established in these facilities or that the Company's post-acute healthcare system, including the capitation of rates, can be successfully implemented. In expanding its operations into the post-acute care market, the Company will face substantial competition, including competition from hospitals, subacute care providers, rehabilitation providers and home healthcare providers. If the Company were unable to obtain any required regulatory approvals for its acquisitions or expansions, the Company's business strategy would be adversely affected. The Company continually considers acquisitions and conducts discussions regarding potential acquisitions.

PATIENT SERVICES

BASIC MEDICAL SERVICES

   The Company provides a wide range of basic medical services at its geriatric care facilities which are licensed as skilled care nursing homes. Services provided to all patients include required nursing care, room and board, special diets, and other services which may be specified by a patient's physician who directs the admission, treatment and discharge of the patient.

   The Company also operates assisted living facilities for elderly persons who do not require the medical care provided in a geriatric care facility but need assistance with the "activities of daily living," such as cooking, bathing, driving, or administering their own medication. The Company believes that the increase in life expectancies of the elderly, combined with the changing focus of geriatric care facilities to the treatment of more medically demanding patients, will result in increased demand for assisted living facilities for the less medically demanding elderly. At December 31, 1995, the Company operated 712 assisted living beds in six facilities and 715 retirement units at 4 facilities.

SPECIALTY MEDICAL SERVICES

MEDICAL SPECIALTY UNITS

   The Company's MSUs are typically 20 to 75 bed subacute specialty care units located within discrete areas of IHS' facilities, with physical identities, specialized medical technology and medical staffs separate from the geriatric care facilities in which they are located. An intensive care unit nurse, or a nurse with specialty qualifications, serves as clinical coordinator of each unit, which generally is staffed with nurses having experience in the acute care setting. The operations of each MSU are generally overseen by a Board certified specialist in that unit's area of treatment. The patients in each MSU are provided with a high degree of monitoring and specialized care similar to that provided by acute care hospitals. The physiological monitoring equipment required by the MSU is equivalent to that found in the acute care hospital. The Company opened its first MSU program during April 1988 and currently operates 143 MSUs at 77 facilities. Approximately one-third of all of the Company's MSU patients are under the age of 70.

   Although each MSU has most of the treatment capabilities of an acute care hospital in the MSU's area of specialization, the Company believes the per diem treatment costs are generally 30% to 60% less than in acute care hospitals. Additionally, the MSU is less "institutional" in nature than the acute care hospital, families may visit MSU patients whenever they wish and family counseling is provided. In marketing its MSU programs to insurers and healthcare providers, IHS emphasizes the cost savings of its treatment as compared to acute care hospitals. The Company also emphasizes the improved "quality of life" compared to acute care and long-term care hospitals in marketing its MSU programs to hospital patients and their families. The primary MSU programs currently offered by the Company are complex care programs, ventilator programs, wound management programs and cardiac care programs.

   Complex Care Program. This program is designed to treat persons who are generally subacute or chronically ill and sick enough to be treated in an acute care hospital. Persons requiring this care include post-surgical patients, cancer patients and patients with other diseases requiring long recovery periods. This program is designed to provide the monitoring and specialized care these patients require but in a less institutional and more cost efficient setting than provided by hospitals. Some of the monitoring and specialized care provided to these patients are apnea monitoring, continuous peripheral intravenous therapy with or without medication, continuous subcutaneous infusion, chest percussion and postural drainage, gastrostomy or naso-gastric tube feeding, ileostomy or fistula care (including patient teaching), post-operative care, tracheostomy care, and oral, pharyngeal or tracheal suctioning. Patients in this program also typically undergo intensive rehabilitative services to allow them to return home.

   Ventilator Program. This program is designed for persons who require ventilator assistance for breathing because of respiratory disease or impairment. Persons requiring ventilation include sufferers of chronic obstructive pulmonary disease, muscular atrophy and respiratory failure, pneumonia, cancer, spinal cord or traumatic brain injury and other diseases or injuries which impair respiration. Ventilators assist or effect respiration in patients unable to breathe adequately for themselves by injecting heated, humidified, oxygen-enriched air into the lungs at a pre-determined volume per breath and number of breaths per minute and by controlling the relationship of inhalation time to exhalation time. Patients in this program undergo respiratory rehabilitation to wean them from ventilators by teaching them to breathe on their own once they are medically stable. Patients are also trained to use the ventilators on their own.

   Wound Management Programs. These programs are designed to treat persons suffering from post operative complications and persons infected by certain forms of penicillin and other antibiotic resistant bacteria, such as methicillin resistant staphylococcus aureus ("MRSA"). Patients infected with these types of bacteria must be isolated under strict infection control procedures to prevent the spread of the resistant bacteria. They are thus ideal patients for treatment in MSUs. Because of the need for strict infection control, including isolation, treatment of this condition in the home is not practical.

   Cardiac Care Program. This program is designed to treat persons suffering from congestive heart failure, severe cardiac arrhythmia, pre/post transplants and other cardiac diagnoses. The monitoring and specialized care provided to these patients includes electrocardiographic monitoring/telemetry, continuous hemodynamic monitoring, infusion therapy, cardiac rehabilitation, stress management and dietary counseling, planning and education.

   The Company believes that MSU programs can be developed to address a wide variety of medical conditions which require specialized care. In addition, the Company has developed MSU programs for subacute rehabilitation, oncology and HIV. The Company intends to establish additional MSUs in its existing facilities and in facilities which it acquires or manages for others to address the various market needs for MSU programs in the markets in which it operates.

OTHER SPECIALTY MEDICAL SERVICES

   Rehabilitation. The Company provides a comprehensive array of rehabilitative services for patients at all of its geriatric care facilities, including those in its MSU programs, in order to enable those persons to return home. These services include respiratory therapy with licensed respiratory therapists, physical therapy with a particular emphasis on programs for the elderly, speech therapy, particularly for the elderly recovering from cerebral vascular disorders, occupational therapy, and physiatric care. A portion of the rehabilitative service hours are provided by independent contractors. In order to reduce the number of rehabilitative services hours provided by independent contractors, the Company began in late 1993 to acquire companies which provide physical, occupational and speech therapy to healthcare facilities. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition and Divestiture History."

   The Company has also begun to offer a rehabilitation program to stroke victims and persons who have undergone hip replacement.

   Home Healthcare Services. The Company provides home healthcare assistance to the elderly in Arizona, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Missouri, New Mexico, North Carolina, Ohio, Pennsylvania, Tennessee and Texas. Services offered range from light housekeeping to skilled professional care by trained nurses and therapists.

   Institutional Pharmacy Services. The Company provides institutional pharmacy services to geriatric care facilities and other healthcare providers. Institutional pharmacy services generally consist of non-retail dispensing, consulting and compounding of prescription drugs in pharmacy outlets designed to provide full pharmaceutical services to patients residing in institutional settings. These pharmacy operations have enabled the Company to generate revenues from services previously provided to IHS by third-party pharmacy vendors.

   Alzheimer's Program. IHS also offers a specialized treatment program for persons with Alzheimer's disease. This program, called "The Renaissance Program," is located in a specially designed wing separated from the remainder of the facility. The physical environment is designed to address the problems of disorientation and perceptual confusion experienced by Alzheimer's sufferers. The Renaissance Program is designed to help reduce the stress and agitation of Alzheimer's disease by addressing the problems of short attention spans and hyperactivity. The staff for this program is specially recruited and staff training is highly specialized. This program is designed not only to provide care to persons suffering from Alzheimer's disease, but also to work with the patient's family. The Company currently offers The Renaissance Program at 12 of its geriatric care facilities with a total of 394 beds. Patients pay a small premium to the Company's per diem rate for basic medical care to participate in this program.

   Hospice Services. The Company also provides hospice care to the terminally ill at its facility in Miami, Florida. In addition, the Company provides hospice services, including medical care, counseling and social services, to the terminally ill in the greater Chicago metropolitan area and the state of Michigan.

MANAGEMENT AND OTHER SERVICES

   The Company manages geriatric care facilities under contract for others to capitalize on its specialized care programs without making the capital outlay generally required to acquire and renovate a facility. The Company currently manages 73 geriatric care facilities with 8,721 licensed beds, including two assisted living facilities with 222 living units. The Company is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's expense. The facility owner is also obligated to pay for all required capital expenditures. The Company manages these facilities in the same manner as the facilities it owns or leases, and provides the same geriatric care services as are provided in its owned or leased facilities. Contract acquisition costs for legal and other direct costs incurred to acquire long-term management contracts are capitalized and amortized over the term of the related contract.

   The Company receives a management fee for its services which generally is equal to 4% to 8% of gross revenues of the geriatric care facility. Certain management agreements also provide the Company with an incentive fee based on the amount of the facility's operating income which exceeds stipulated amounts. Management fee revenues are recognized when earned and billed generally on a monthly basis. Incentive fees are recognized when operating results of managed facilities exceed amounts required for incentive fees in accordance with the terms of the management agreements. The management agreements generally have an initial term of ten years, with the Company having a right to renew in most cases. The management agreements expire at various times between May 1996 and November 2004 although all can be terminated earlier under certain circumstances. The Company generally has a right of first refusal in respect of the sale of each managed facility. The Company believes that by implementing its specialized care programs and services in these facilities, it will be able to increase significantly the operating income of these facilities and thereby increase the management fees the Company will receive for managing these facilities.

   The Company also manages private duty and Medicare certified home health agencies in the Dallas/Fort Worth, Texas market.

   In addition to the foregoing management services, the Company provided consulting services for the development of subacute programs at the 25 Canadian facilities operated by Central Park Lodges Ltd. ("CPL"), a wholly-owned Canadian subsidiary of Trizec Corporation, Ltd. ("Trizec"), a publicly held Canadian real estate company which owned CPL, for a period of two years through December 1995. The Company received a fee of $4 million for these services in 1994, and received a fee of $3 million for these services in 1995. In December 1993, the Company acquired substantially all the United States operations of CPL, consisting of 30 geriatric care facilities located in Florida, Pennsylvania and Texas, nine retirement facilities located in Florida, an institutional pharmacy division servicing geriatric care facilities in Florida, Pennsylvania and Texas and a division which provides healthcare personnel and support services to home healthcare and institutional markets in Florida and Pennsylvania.

QUALITY ASSURANCE

   IHS has developed a comprehensive Quality Assurance Program to verify that high standards of care are maintained at each facility operated or managed by the Company. The Company requires that its facilities meet standards of care more rigorous than those required by Federal and state law. Under the Company's Quality Assurance Program standards for delivery of care are set and the care and services provided by each facility are evaluated to insure they meet the Company's standards. A quality assurance team evaluates each facility bi-annually, reporting directly to the Company's Chief Executive Officer and to the Chief Operating Officer, as well as to the administrator of each facility. The Company has also developed a specialized Quality Assurance Program for its MSU programs. The Company has begun a program to obtain accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") for each of its facilities. At March 26, 1996, 34 of the Company's facilities had been fully accredited by the JCAHO.

   In connection with its Quality Assurance Program, the Company conducts quarterly evaluations of its services through written questionnaires of its patients and their families. Facility administrator bonuses are dependent in part upon their facility's ranking in such surveys. The Company also maintains an 800 number, called the "In-Touch Line," which is prominently displayed above telephones in each facility and placed in patients' bills. Patients and staff are encouraged to call this number if they have any problem with nursing or administrative personnel which cannot be resolved quickly at the facility level. This program provides the Company with an early-warning of problems which may be developing at the facility.

OPERATIONS

   The day-to-day operations of each facility are managed by an on-site state licensed administrator. An on-site business office manager monitors the financial operations of each facility. The administrator of each facility is supported by other professional personnel, including the facility's medical director, social workers, dietician and recreation staff. Nursing departments in each facility are under the supervision of a director of nursing who is state-registered. The nursing staffs are composed of registered nurses and licensed practical nurses as well as nursing assistants.

   The Company's corporate staff provides services such as marketing assistance, training, quality assurance oversight, human resource management, reimbursement expertise, accounting, cash management and treasury functions, internal auditing, and management support. Financial control is maintained through fiscal and accounting policies that are established at the corporate level for use at each facility. The Company has standardized operating procedures and monitors its facilities to assure consistency of operations. IHS emphasizes frequent communications, the setting of operational goals and the monitoring of actual results. The Company uses a financial reporting system which enables it to monitor, on a daily basis, certain key financial data at each facility such as payor mix, admissions and discharges, cash collections, net revenue and staffing.

   Each facility has all necessary state and local licenses. Most facilities are certified as providers under the Medicare and Medicaid programs of the state in which they are located.

JOINT VENTURES

   In January 1993, a wholly-owned subsidiary of IHS, Integrated Health Services of Missouri, Inc. ("IHSM"), invested $4,650,000 for a 49% interest in a partnership newly formed to manage and operate approximately 8,000 geriatric care and assisted retirement beds. In connection with this transaction, the Company guaranteed a $4.2 million first mortgage loan on one of these geriatric care facilities. Cenill, Inc., a wholly owned subsidiary of Tutera Group, Inc., the former manager of the facilities, is the sole general partner of the partnership and owns a 51% interest therein. Subject to certain material transactions requiring the approval of IHSM, the business of the partnership is conducted by its general partner. Under certain circumstances, IHSM has the right to become a 51% owner and sole general partner of the partnership, or to purchase the general partner's entire interest in the partnership, in each case for a price based upon a multiple of the partnership's earnings.

   In April 1993, a wholly-owned subsidiary of IHS, Southwood Holdings, Inc. ("Southwood"), acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative convertible preferred stock of Speciality Care PLC ("Speciality Care"), an owner and operator of geriatric care facilities in the United Kingdom. The total cost of the investment was $748,000 for the common stock and $2,245,000 for the preferred stock. The preferred stock contains certain preferences as to liquidation. The Preferred Stock can be converted into Common Stock at any time between July 1, 1997 and July 1, 2000, and is automatically converted into common stock upon (A) the sale of Speciality Care or (B) a public offering of Speciality Care. In 1994, Southwood loaned $1,000,000 to Speciality Care bearing interest at 9%. In January 1995 Southwood applied $627,000 of the loan to pay for additional shares of common and preferred stock of Speciality Care PLC subscribed for in November 1994. In June 1995, Southwood loaned an additional $8,575,000 to Speciality Care bearing interest at 12%. This loan was subsequently repaid in August 1995. In addition, Southwood invested an additional $4,384,000 in Speciality Care.
Southwood currently owns 21.30% and 63.65% of the Common Stock and Preferred Stock, respectively, and upon conversion of the Preferred Stock will own approximately 31.38% of the outstanding Common Stock assuming no further issuances.

    In 1994, the Company sold its 49% interest in two joint ventures formed to develop and operate assisted living facilities and acquired the 51% interest in a joint venture which owned a facility which IHS managed. See "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisition and Divestiture History."

   In 1995, a wholly-owned subsidiary of IHS, Southwood, invested $8.2 million for a 40% interest in HPC America, Inc. ("HPC"), a Delaware corporation that operates home infusion and home healthcare companies, in addition to owning and managing physician practices. Subject to certain material transactions requiring the approval of Southwood, the business is conducted under the direction of the Chief Executive Officer and President of HPC. Under certain circumstances, IHS has the right to purchase the remaining 60% interest in HPC, based upon a multiple of HPC's earnings, prior to September 1997.

SOURCES OF REVENUE

   The Company receives payments for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which certain of its facilities are located under Medicaid. The sources and amounts of the Company's patient revenues derived from the operations of its geriatric care facilities and MSU programs are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. Generally, private pay patients are the most profitable and Medicaid patients are the least profitable.

   During the years ended December 31, 1993, 1994 and 1995, the Company derived approximately $151.6 million, $297.8 million and $509.3 million, respectively, or 55.0%, 44.2% and 44.7%, respectively, of its patient revenues from private pay sources and approximately $123.9 million, $376.4 million and $629.8 million, respectively, or 45.0%, 55.8% and 55.3%, respectively, of its patient revenues from government reimbursement programs. Patient revenues from government reimbursement programs during these periods consisted of approximately $79.4 million, $225.6 million and $387.2 million, or 28.8%, 33.5% and 34.0%, respectively, from Medicare and approximately $44.5 million, $150.8 million and $242.6 million, respectively, or 16.2%, 22.3% and 21.3%, respectively, from Medicaid. The increase in the percentage of revenue from government reimbursement programs in 1994 and 1995 is due to the higher level of Medicare and Medicaid patients serviced by the related service companies and the larger concentration of Medicaid patients in the 30 Central Park Lodges facilities acquired on December 1, 1993 and the 41 facilities leased on August 31, 1994, as well as the increase in MSU beds.

   The Company's experience has been that Medicare patients constitute a higher percentage of an MSU program's initial occupancy than they do once the program matures. However, as the Company's marketing program to private pay patients is implemented in the new MSUs, the number of private pay patients in those programs has traditionally increased. In addition, the Company received payments from third parties for its management services, which constituted approximately 7.0%, 5.3% and 3.3%, of total net revenues for the years ended December 31, 1993, 1994 and 1995, respectively.

   Gross third party payor settlements receivable, primarily from federal and state governments (i.e., Medicare and Medicaid cost reports), were $33.0 million at December 31, 1995, as compared to $22.6 million at December 31, 1994. Approximately $7.6 million, or 23%, of the third party payor settlements receivable, primarily from Federal and state governments, at December 31, 1995 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare, as compared to approximately $6.2 million, or 27%, at December 31, 1994.

   The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain per diem rate approvals for costs which exceed the Medicare established per diem rate limits and by obtaining waivers of these limitations. The Company has submitted waiver requests for 133 cost reports, covering all cost report periods through December 31, 1994. To date, final action has been taken by the Health Care Financing Administration ("HCFA") on 131 waiver requests covering cost report periods through December 31, 1994. The Company's final rates as approved by HCFA represent approximately 96% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

   Both private third party and governmental payors have undertaken cost containment measures designed to limit payments made to healthcare providers such as the Company. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to facilities managed and operated by the Company. There can be no assurance that payments under governmental programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients participating in such programs. In addition, there can be no assurance that facilities owned, leased or managed by the Company now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the federal and state budget deficits, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for healthcare services. The Company cannot at this time predict whether this legislation or any other legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on the Company.

GOVERNMENT REGULATION

   Operation and development of the Company's geriatric care facilities are subject to various federal, state and local statutes and regulations. Most states in which the Company operates or is studying expansion possibilities have statutes which require that prior to the addition or construction of new beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company must obtain a certificate of need ("CON") which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. These state determinations of need or CON programs are designed to comply with certain minimum federal standards and to enable states to participate in certain federal and state health related programs. Certain states have recently permitted their certificate of need programs to lapse or have relaxed their CON requirements.
Elimination  or  relaxation  of  CON   requirements   may  result  in  increased
competition in such states and may also result in increased expansion possibilities in such states. Of the states in which the Company operates, the following require CONs for the facilities that are owned, operated or managed by the Company: Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, Washington and Wisconsin. The conversion of geriatric care beds to MSU beds does not require a CON.

   The Company's facilities are also subject to licensure regulations. Each of the Company's geriatric care facilities is licensed as a skilled care facility and is certified as a provider under the Medicare program and most are also certified by the state in which they are located as a provider under the Medicaid program of that state. The Company believes it is in substantial compliance with all material statutes and regulations applicable to its business. In addition, all healthcare facilities are subject to various local building codes and other ordinances. It is not possible to predict the content or impact of future legislation and regulations affecting the healthcare industry.

   State and local agencies survey all geriatric care centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Such surveys include reviews of patient utilization of healthcare facilities and standards for patient care. The Company endeavors to maintain and operate its facilities in compliance with all such standards and conditions. However, in the ordinary course of its business the Company's facilities receive notices of deficiencies for failure to comply with various regulatory requirements. Generally, the facility and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs, and, in extreme circumstances, revocation of a facility's license. These adverse actions may adversely affect the ability of the facility to operate or to provide certain services and its eligibility to participate in the Medicare or Medicaid programs. In addition, such adverse actions may adversely affect other facilities operated by the Company. See "--Federal and State Assistance Programs."

   In addition to extensive existing government healthcare regulation, there are numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. Aspects of certain of these healthcare proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company. See "--Sources of Revenue." There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company. Concern about the potential effects of the proposed reform measures has contributed to the volatility of stock prices of companies in healthcare and related industries, including the Company, and may similarly affect the price of the Company's Common Stock in the future. The Company cannot predict the ultimate timing or effect of such legislative efforts and no assurance can be given that any such efforts will not have a material adverse effect on the Company's business and results of operations.

FEDERAL AND STATE ASSISTANCE PROGRAMS

   Substantially all of the Company's geriatric care facilities are currently certified to receive benefits as a skilled nursing facility provided under the Health Insurance for the Aged and Disabled Act (commonly referred to as "Medicare"), and substantially all are also certified under programs administered by the various states using federal and state funds to provide medical assistance to qualifying needy individuals ("Medicaid"). Both initial and continuing qualification of a skilled nursing care facility to participate in such programs depend upon many factors including, among other things, accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

   Services under Medicare consist of nursing care, room and board, social services, physical and occupational therapies, drugs, biologicals, supplies, surgical, ancillary diagnostic and other necessary services of the type provided by extended care or acute care facilities. Under the Medicare program, the federal government pays the reasonable direct and indirect allowable costs (including depreciation and interest) of the services furnished and, through September 30, 1993, provided a rate of return on equity capital (as defined under Medicare). However, the Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The Company has submitted waiver requests to recover these excess costs. See "--Sources of Revenue." There can be no assurance, however, that the Company will be able to recover its excess costs under the pending waiver request or under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy. Even though the Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare for nursing homes, the Company's cost of care is still lower than the cost of such care in an acute care hospital.

   Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to qualifying needy individuals. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits. The majority of the MSU programs are not required to participate in the various state Medicaid programs. However, should the Company's MSU programs be required to admit Medicaid patients as a condition to continued participation in such programs by the facility in which the MSU program is located, the Company's results of operations could be adversely affected since the Company's cost of care in its MSU programs is substantially in excess of state Medicaid reimbursement rates.

   Funds received by IHS under Medicare and Medicaid are subject to audit with respect to the proper preparation of annual cost reports upon which reimbursement is based. Such audits can result in retroactive adjustments of revenue from these programs, resulting in either amounts due to the government agency from IHS or amounts due IHS from the government agency.

   Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy determinations by insurance companies acting as Medicare fiscal intermediaries and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities. Since 1985, Congress has consistently attempted to limit the growth of federal spending under the Medicare and Medicaid programs. The Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the operating and fixed costs allocable to such patients. Changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect the Company's results of operations. It is uncertain at this time whether legislation on healthcare reform will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare
programs  will  occur.   There  can  be  no  assurance  that  future  healthcare
legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the results of operations of the Company. The Company cannot at this time predict whether any healthcare reform legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on the Company.

COMPETITION

   The geriatric care facilities operated and managed by the Company primarily compete on a local and regional basis with other skilled care providers. The Company's MSUs primarily compete on a local basis with acute care and long-term care hospitals. In addition, some skilled nursing facilities are developing units which provide a greater level of care than the care traditionally provided by nursing homes. Some competing providers have greater financial resources than the Company or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Company's facilities compete varies from location to location and depends on a number of factors. The Company believes that the specialized services and care provided, the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. In light of these factors, the Company seeks to meet competition in each locality by improving the appearances of, and the quality and types of services provided at, its facilities, establishing a reputation within the local medical communities for providing competent care services, and by responding appropriately to regional variations in demographics and tastes. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. Because the Company's facilities compete primarily on a local and regional basis rather than a national basis, the competitive position of the Company varies from facility to facility depending upon the types of services and quality of care provided by facilities with which each of the Company's facilities compete, the reputation of the facilities with which each of the Company's facilities compete, and, with respect to private pay patients, the cost of care at facilities with which each of the Company's facilities compete.

   The Company also competes with other healthcare companies for facility acquisitions and management contracts. There can be no assurance that additional facilities and management contracts can be acquired on favorable terms.

EMPLOYEES

   As of December 31, 1995, the Company had approximately 23,000 full-time and regular part-time employees. Full-time and regular part-time service and maintenance employees at 15 facilities, totaling approximately 1,420 employees, are covered by collective bargaining agreements. The Company's corporate staff consisted of approximately 700 people at such date. The Company believes its relations with its employees are good.

   The Company seeks the highest quality of professional staff within each market. Competition in the recruitment of personnel in the health care industry is intense, particularly with respect to nurses. Many areas are already facing nursing shortages, and it is expected that the shortages will increase in the future. Although the Company has, to date, been successful in hiring and retaining nurses and rehabilitation professionals, the Company in the future may experience difficulty in hiring and retaining nurses and rehabilitation professionals. The Company believes that its future success and the success of its MSU programs will depend in large part upon its continued ability to hire and retain qualified personnel.

INSURANCE

   Healthcare companies are subject to medical malpractice, personal injury and other liability claims which are generally covered by insurance. The Company maintains liability insurance coverage in amounts deemed appropriate by management based upon historical claims and the nature and risks of its business. There can be no assurance that a future claim will not exceed insurance coverage or that such coverage will continue to be available. In addition, any substantial increase in the cost of such insurance could have an adverse effect on the Company's business.

EXECUTIVE OFFICERS OF THE COMPANY

   The following table sets forth certain information with respect to the executive officers of the Company:

          NAME             AGE                      POSITION
-----------------------  ------ -----------------------------------------------
Robert N. Elkins, M.D.   52     Chairman of the Board and
                                Chief Executive Officer

Lawrence P. Cirka  ....  44     President, Chief Operating Officer
                                and Director

Dennis A. Cahill ......  37     Executive Vice President--Chief Accounting
                                Officer

Brian K. Davidson  ....  38     Executive Vice President--Development

Marshall A. Elkins  ...  48     Executive Vice President and General Counsel

Edward J. Komp ........  41     Executive Vice President--Corporate Operations

Marc B. Levin .........  41     Executive Vice President--Investor Relations

Scott W. Robertson  ...  41     Executive Vice President--Symphony Health
                                Services

C. Christian Winkle  ..  33     Executive Vice President--Field Operations

Eleanor C. Harding ....  46     Senior Vice President--Finance

Gary W. Singleton  ....  51     Senior Vice President--Strategic Planning and
                                Medical Specialty Units Development
----------------

The officers of the Company are elected annually and serve at the pleasure of the Board of Directors.


    Robert N. Elkins, M.D. has been Chairman of the Board, and Chief Executive Officer of the Company since March 1986 and also served as President from March 1986 to July 1994. From 1980 until co-founding IHS with Timothy F. Nicholson, a director of the Company, in 1986, Dr. Elkins was a co-founder and Vice President of Continental Care Centers, Inc., an owner and operator of long-term healthcare facilities. From 1976 through 1980, Dr. Elkins was a practicing physician. Dr. Elkins is a graduate of the University of Pennsylvania, received his M.D. degree from the Upstate Medical Center, State University of New York, and completed his residency at Harvard University Medical Center. Dr. Elkins is the brother of Marshall Elkins, General Counsel and Executive Vice President of the Company.

   Lawrence P. Cirka has been President and Chief Operating Officer and a director of the Company since July 1994, and served as Senior Vice President and Chief Operating Officer of the Company from October 1987 to July 1994. Prior to joining IHS, Mr. Cirka served in various operational capacities with Unicare Healthcare Corporation, a long-term health care company, for 15 years, most recently as Vice President-Western Division, where he had operational and financial responsibility for 46 long-term healthcare facilities exceeding 5,000 beds. Mr. Cirka is a graduate of Clarion University and a Licensed Nursing Home Administrator in Pennsylvania, Florida and Washington.

   Dennis A. Cahill has been Executive Vice President--Chief Accounting Officer of the Company since November 1995. From July 1992 to November 1995 he served as Senior Vice President--Chief Accounting Officer and as Vice President-Chief Accounting Officer of the Company from June 1991 to July 1992. For eleven years prior to joining IHS, Mr. Cahill was with KPMG Peat Marwick LLP, Certified Public Accountants, serving most recently as a Senior Manager in their Audit Department. Mr. Cahill is a Certified Public Accountant and received a B.S. degree from Boston College.

   Brian K. Davidson has been Executive Vice President--Development of the Company since November 1995. From January 1993 to November 1995 he served as Senior Vice President--Development. From January 1991 to January 1993 he served as Senior Vice President--Managed Operations of the Company. For more than five years prior to joining IHS, Mr. Davidson served as Chief Operating Officer of the Tutera Group, a management company operating skilled nursing beds and retirement apartment units. Mr. Davidson received B.S. and M.S. degrees from Central Missouri State University.

    Marshall A. Elkins has been Executive Vice President and General Counsel of the Company since November 1995. From July 1992 to November 1995 he served as Senior Vice President and General Counsel of the Company and from January 1990 to July 1992 he served as General Counsel and Vice President of the Company. From July 1987 until joining IHS, Mr. Elkins was in private practice in New York City. Mr. Elkins served as General Counsel to US West Capital Corporation and later as Assistant General Counsel of US West Financial Services Corporation from July 1985 to July 1987. Prior thereto, Mr. Elkins was associate counsel at CIT Corporation from 1980 to 1985. Mr. Elkins received a B.A. degree from the University of Wisconsin and a J.D. from New York Law School. Mr. Elkins is the brother of Robert N. Elkins, Chairman and Chief Executive Officer of the Company.

    Edward J. Komp has been Executive Vice President--Corporate Operations since November 1995. From October 1993 to November 1995 he served as Senior Vice President--Management Division. From 1979 until he joined IHS in October 1993 Mr. Komp served in various executive financial capacities with National Medical Enterprises, Inc. ("NME"). As Senior Vice President and Divisional Chief Financial Officer of NME, Mr. Komp had responsibility for all financial operations of the Rehabilitation Division. Mr. Komp graduated from Indiana University of Pennsylvania with a B.S. degree in Business Management.

    Marc B. Levin has been Executive Vice President--Investor Relations since November 1995. From March 1993 to November 1995 he served as Senior Vice President--Investor Relations and from May 1991 to March 1993 he served as Vice President-Investor Relations of the Company. From March 1989 until May 1991, Mr. Levin served as Vice President--Corporate Controller/Administration of the Company. Prior to joining IHS, Mr. Levin served in various capacities with
Beverly Enterprises for six years, most recently as Assistant to the President--Eastern Division. Mr. Levin is a Certified Public Accountant and received B.S. and M.B.A. degrees from the University of Maryland.

    Scott W. Robertson has been Executive Vice President--Symphony Health Services since November, 1995. From October 1993 to November 1995 he served as Senior Vice President--Symphony Health Services. Prior to joining IHS in October 1993, Mr. Robertson was the founder of Health Care Consulting, Inc. which the Company acquired effective September 30, 1993. Prior to founding HCC, Mr. Robertson founded and served as president of Payne Robertson, a Medicare consulting and nursing home management company. Mr. Robertson is a graduate from the University of Utah (1977) with a B.S. in Sociology and a certificate in Gerontology.

    C. Christian Winkle has been Executive Vice President--Field Operations of the Company's owned and leased facilities since November 1995. From March 1994 to November 1995 he served as Senior Vice President--Operations. Mr. Winkle joined IHS in September of 1990 as Regional Vice President of Operations and President MSU Product Development. Prior to joining IHS, Mr. Winkle was the Executive Director of the Renaissance Rehabilitation & Diagnostic Hospital in Chattanooga, Tennessee. Mr. Winkle is a graduate of Case Western Reserve University in Cleveland, Ohio.

    Eleanor C. Harding has been Senior Vice President--Finance and Treasurer since November 1995. From August 1993 to November 1995 she served as Vice President--Finance and Treasurer of the Company. From Janaury 1990 until she joined IHS in August 1993, Ms. Harding served as Senior Vice President, Chief Financial Officer and Treasurer of the Marcor Company. Prior to January 1990, Ms. Harding served in similiar positions for Jiffy Lube International, Inc. and The Black and Decker Corporation. Ms. Harding received a B.A. in Economics from Mount Holyoke College and an M.S. in Finance from Loyola College.

    Gary W. Singleton has been Senior Vice President--Strategic Planning and Medical Specialty Units Development of the Company since July 1989. He is responsible for development of the Company's Medical Specialty Units. For the five years prior to joining IHS, Mr. Singleton was Executive Vice President and Chief Operating Officer of Rehabilitation Institute, Inc., a 175-bed specialty hospital located in Detroit. Mr. Singleton received B.S. and M.A. degrees from the University of Illinois and received a Ph.D. from Wayne State University.

ITEM 2. PROPERTIES

   The Company owns 46 geriatric care facilities with 6,138 licensed beds, and leases 76 geriatric care facilities with 9,969 licensed beds. The leases for the leased facilities have terms of four to 20 years, expiring on various dates between 1996 and 2010. The leases generally can be renewed and the Company generally has a right of first refusal to purchase the leased facility. The Company leases ten facilities from Meditrust, a publicly-traded real estate investment trust. With respect to all the facilities leased from Meditrust, the Company is obligated to pay additional rent in an amount equal to a specified percentage (generally five percent) of the amount by which the facility's gross revenues exceed a specified amount (generally based on the facility's gross revenues during its first year of operation). If an event of default occurs under any Meditrust lease or any other agreement the Company has with Meditrust, Meditrust has the right to require the Company to purchase the facility leased from the partnership at a price equal to the higher of the then current fair market value of the facility or the original purchase price of the facility paid by Meditrust plus the cost of certain capital expenditures paid for by Meditrust, an adjustment for the increase in the cost of living index since the commencement of the lease and all rent then due and payable, all such amounts to be determined pursuant to the prescribed formula contained in the lease. In addition, each Meditrust lease provides that a default under any other Meditrust lease or any other agreement the Company has with Meditrust constitutes a default under such lease. Upon such a default, Meditrust has the right to terminate the leases and to seek damages based upon lost rent. The lessor of the Company's Green Briar facility in Miami, Florida has the right to require the Company to purchase the facility upon a change in control of the Company (which includes (i) any person becoming the beneficial owner of more than 30% of the Company's outstanding Common Stock other than pursuant to an arrangement between the Company and such person pursuant to which the Company's senior management remains substantially unchanged and (ii) the Company's Chairman of the Board dying or becoming disabled). The net purchase price for the facility is $4.0 million. The Company has also guaranteed approximately $6.6 million of the indebtedness of the lessor of the Company's Green Briar facility in Miami, Florida, which indebtedness was incurred to finance a portion of the cost of the expansion and renovation of the facility and to refinance the mortgage thereon. Any payment under such guaranty would reduce the Company's purchase price for the facility if it elects or is required to purchase the facility. The lessor of this facility has the right to require Messrs. Robert N. Elkins and Timothy F. Nicholson to purchase all or any part of 13,944 shares of Common Stock owned by it at a per share purchase price equal to the sum of $12.25 per share plus 9% simple interest per annum from May 8, 1988 until the date of such purchase. The Company has agreed to purchase such shares if Messrs. Elkins and Nicholson fail to do so.

   The Company leases its headquarters in Owings Mills, Maryland under an eight year lease expiring in May 2001.

   The following table presents certain information regarding the Company's owned and leased facilities as of March 20, 1996.

                                                                                   AMOUNT OF
                                            DATE      LICENSED     OWNERSHIP      MORTGAGE ON
           FACILITY/LOCATION              ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
--------------------------------------  ----------- ----------- --------------- --------------
Alexandria............................    9/1/94     56         Leased
 Alexandria, LA
Amarillo..............................    9/1/94    160         Owned           $1,317,000
 Amarillo, TX
Atlanta at Briarcliff Haven ..........   9/15/92    156         Leased
 Atlanta, GA
Auburndale............................   12/l/93    120         Owned
 Auburndale, FL
Avenel................................    8/1/95    120         Owned
 Plantation, FL
Beeville..............................   12/1/93    101         Owned           $  821,977
 Beeville, TX
Beneva Nursing Pavillion..............   12/1/93    120         Owned
 Sarasota, FL
Boise.................................    9/1/94    216         Leased
 Boise, ID
Bradenton.............................    9/1/94    120         Leased
 Bradenton, FL
Brandon...............................   12/1/93    120         Owned
 Brandon, FL
Brentwood.............................   1/20/88    165         Owned
 Burbank, IL
Briarcliff............................   12/1/86    230         Leased
 Alabaster, AL
Broomall..............................   12/1/93    306         Owned           $2,145,254
 Broomall, PA
Carriage-by-the-Lake..................  12/14/90     78         Leased
 Bellbrook, OH
Carrington Pointe.....................  12/15/95    172         Owned
 Fresno, CA
Central Florida -- Fort Pierce .......  12/20/93    107         Owned                   (1)
 Fort Pierce, FL
Central Florida -- Orlando............  12/20/93    120         Owned                   (1)
 Orlando, FL
Central Florida -- Vero Beach.........  12/20/93    110         Owned                   (1)
 Vero Beach, FL
Central Park Village..................   12/1/93    120         Owned
 Orlando, FL
Charleston at Driftwood...............    7/1/92    160         Leased
 Charleston, SC
Charlestown...........................    9/1/94    126         Leased
 Charles Town, WV
Charlotte at Hawthorne................    4/1/93    142         Leased
 Charlotte, NC
Chateau Nursing & Rehabilitation .....    7/1/94    156         Leased
 Bryn Mawr, PA
Cherry Creek..........................    8/1/95    190         Leased
 Aurora, CO
Chestnut Hill.........................   12/1/93    200         Owned
 Philadelphia, PA


                                                                                   AMOUNT OF
                                            DATE      LICENSED     OWNERSHIP      MORTGAGE ON
           FACILITY/LOCATION              ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
--------------------------------------  ----------- ----------- --------------- --------------
Cheyenne Mountain Nursing.............    9/1/94    180         Leased
 Colorado Springs, CO
Cheyenne Mountain Retirement..........    9/1/94    110         Leased
 Colorado Springs, CO
Church Lane Health Care Center .......    7/1/94    126         Leased
 Broomall, PA
Claiborne.............................    9/1/94     86         Leased
 Shreveport, LA
Clara Burke Community.................  12/31/86     69         Owned           $ 6,500,000
 Plymouth Meeting, PA
Clearwater............................   12/1/93    150         Owned
 Clearwater, FL
Colorado Springs......................  12/29/93    155         Owned           $ 8,251,972
 Colorado Springs, CO
Dallas at Treemont (Nursing)..........   6/30/94    114         Owned           $14,845,151
 Dallas, TX
Dallas at Treemont (Retirement
Living)...............................   6/30/94    232         Owned
 Dallas, TX
Derry.................................   3/05/93    112         Owned
 Derry, NH
Erie at Bayside.......................    9/2/86    141         Leased
 Erie, PA
Fort Myers............................    9/1/94    107         Leased
 Fort Myers, FL
Gainesville...........................   12/1/93    120         Owned           $ 1,460,051
 Gainesville, FL
Gonzales..............................    9/1/94    180         Leased
 Gonzales, LA
Governor's Park.......................   11/1/95    150         Owned
 Barrington, IL
Great Bend............................    9/1/94    160         Leased
 Great Bend, KS
Greater Pittsburgh....................   4/25/91    120         Leased
 Greensburg, PA
Green Briar...........................    5/8/88    203         Leased
 Miami, FL
Hanover...............................   12/7/92     80         Leased
 Birmingham, AL
Heritage..............................    9/1/94    180         Leased
 Atlanta, GA
Heritage North........................    9/1/94    121         Leased
 New Iberia, LA
Heritage South........................    9/1/94     80         Leased
 New Iberia, LA
Hershey at Woodlands..................    2/9/89    213         Owned           $ 5,722,382
 Hershey, PA
Homestead Manor.......................   12/1/92     52         Owned
 Denton, MD (Assisted Living)
Houston Hospital......................   12/1/94     60         Owned           $ 9,905,832
 Houston, TX
Huber Heights at Spring Creek.........  12/14/90    100         Leased
 Huber Heights, OH



                                                                                   AMOUNT OF
                                            DATE      LICENSED     OWNERSHIP      MORTGAGE ON
           FACILITY/LOCATION              ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
--------------------------------------  ----------- ----------- --------------- --------------
Hurst Care Center.....................   12/1/93    116         Owned
 Hurst, TX
Indianapolis at Cambridge.............    2/9/89    143         Leased
 Indianapolis, IN
Iowa at Des Moines....................   3/11/93     93         Owned
 Des Moines, IA
Iowa Park.............................    9/1/94     77         Leased
 Iowa Park, TX
Jacksonville..........................   12/1/93    120         Owned
 Jacksonville, FL
Julia Ribaudo Home....................    7/1/94    120         Leased
 Lake Ariel, PA
Kansas City at Alpine North...........   1/25/88    186         Leased
 Kansas City, MO
Kaplan................................    9/1/94    120         Leased
 Kaplan, LA
Kent Convalescent Center..............    7/1/94    152         Leased
 Smyma, DE
Lafayette.............................    9/1/94     60         Leased
 Lafayette,LA
Lakehouse East (Retirement)...........   12/1/93    164         Owned
 Sarasota, FL
Las Vegas.............................    6/1/92    120         Owned
 Las Vegas, NV
Maclen Rehabilitation Center..........   12/1/93    120         Owned           $1,743,778
 Lake Worth, FL
Manchester at Hackett Hill............   4/26/88     68         Owned
 Manchester, NH
Many..................................    9/1/94    128         Leased
 Many, LA
Many South............................    9/1/94     60         Leased
 Many, LA
Marrero...............................    9/1/94    134         Leased
 Marrero, LA
Mayfair Manor.........................    9/1/94    100         Leased
 Lexington, KY
Mesa Manor............................    9/1/94     98         Leased
 Grand Junction, CO
Michigan at Riverbend.................    5/7/88    157         Leased
 Grand Blanc, MI
Mill Hill.............................    9/1/95    101         Leased
 Worcester, MA
Mimosa Manor..........................   12/1/93    150         Leased
 Keller, TX
Minden................................    9/1/94    230         Leased
 Minden, LA
Mountain View.........................   12/5/86    137         Leased
 Greensburg, PA
Nashville.............................    9/l/94    124         Leased
 Nashville, TN
New Hampshire at Claremont............   3/05/93     62         Owned
 Claremont, NH
New Jersey at Somerset Valley.........  12/20/86     58         Leased
 Bound Brook, NJ
New London at Firelands...............  12/14/90     50         Leased
 New London, OH


                                                                                   AMOUNT OF
                                            DATE      LICENSED     OWNERSHIP      MORTGAGE ON
           FACILITY/LOCATION              ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
--------------------------------------  ----------- ----------- --------------- --------------
Northern Virginia.....................  12/15/94    114         Leased
 Alexandria, VA
Oakbridge Village.....................   12/1/93    120         Owned
 Lakeland, FL
Orange Hills..........................    8/1/92    145         Leased
 Orange, CA
Orange Park...........................    9/1/94    105         Leased
 Orange Park, FL
Palestine Nursing Center..............   12/1/93    120         Owned
 Palestine, TX
Palm Bay..............................    9/1/94    120         Leased
 Palm Bay, FL
Pierremont............................    9/1/94    196         Leased
 Shreveport, LA
Pikes Peak............................    9/1/94    210         Leased
 Colorado Springs, CO
Pinellas Park.........................   12/1/93    120         Owned
 Pinellas Park, FL
Plainview.............................    9/1/94     99         Leased
 Plainview, TX
Plymouth House Rehabilitation.........    7/1/94    157         Leased
 Norristown, PA
Port Charlotte........................    9/1/94    164         Leased
 Port Charlotte, FL
Pueblo Manor..........................    9/1/94    151         Leased
 Pueblo, CO
Raleigh at Crabtree Valley............  12/31/91    138         Leased
 Raleigh, NC
St. Louis at Big Bend Woods...........   7/27/87    176         Owned
 Valley Park, MO
St. Louis at Gravois..................   7/27/87    167         Leased
 St. Louis, MO
St. Petersburg at William & Mary .....    9/1/87     96         Owned
 St. Petersburg, FL
Sarasota Nursing Pavilion.............   12/1/93    180         Owned           $1,312,085
 Sarasota, FL
Seattle...............................   5/25/90    210         Leased
 Seattle, WA
Sebring...............................    9/1/94    104         Leased
 Sebring, FL
Shady Oaks Nursing Center.............   12/1/93    195         Owned           $2,270,486
 Sherman, TX
Shoreham..............................    9/1/94    154         Leased
 Marietta, GA
The Shores............................    9/1/94    260         Leased
 Bradenton, FL
Shreveport............................    9/1/94    101         Leased
 Shreveport, LA
Southern California at Park Regency ..    2/1/92     99         Leased
 La Habra, CA
Tarpon Springs........................   12/1/93    120         Owned
 Tarpon Springs, FL
Terrell...............................    9/1/94    129         Leased
 Terrell, TX
Terrell Care Center...................    9/1/94     94         Leased
 Terrell, TX



                                                                                   AMOUNT OF
                                            DATE      LICENSED     OWNERSHIP      MORTGAGE ON
           FACILITY/LOCATION              ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
--------------------------------------  ----------- ----------- --------------- --------------
Theron Grainger Nursing Home..........   12/1/93     69         Leased
 Hughes Springs, TX
Thibodaux.............................    9/1/94     58         Leased
 Thibodaux, LA
Trinity Hills Manor...................   12/1/93    133         Leased
 Benbrook, TX
Venice Nursing Pavilion North.........   12/1/93    178         Owned           $712,284
 Venice, FL
Vivian................................    9/1/94     80         Leased
 Vivian, LA
Waterford Commons.....................   1/16/90    101         Owned
 Toledo, OH
West Carrollton at Elm Creek..........  12/14/90    100         Leased
 West Carrollton, OH
West Palm Beach.......................   12/1/93    120         Owned
 West Palm Beach, FL
West Palm Beach Retirement............   12/1/93     34         Owned
 West Palm Beach, FL
Whitemarsh............................   12/1/93    247         Owned
 Whitemarsh, PA
Wichita...............................    9/1/94    116         Leased
 Wichita, KS
Wichita Falls.........................    9/1/94    120         Leased
 Wichita Falls, TX
Winter Park...........................    9/1/94    103         Leased
 Winter Park, FL
Winthrop..............................    9/1/95    142         Leased
 Medford, MA
Woodridge Convalescent Center.........   12/1/93    142         Leased
 Grapevine, TX


------------
   (1) Consolidated facilities mortgage of $9,507,258.

ITEM 3. LEGAL PROCEEDINGS

   The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                         PRICE RANGE OF COMMON STOCK

   The Common Stock is traded on the New York Stock Exchange under the symbol "IHS". The following table sets forth for the periods indicated the high and low last reported sale prices for the Common Stock as reported by the New York Stock Exchange.

                            HIGH      LOW
                         --------- --------
Calendar year 1994
 First Quarter ........  $38 1/4   $28 1/8
 Second Quarter .......   36 3/8    28 3/8
 Third Quarter ........   37 1/4    28 1/4
 Fourth Quarter .......   41 1/8    34 1/2

                            HIGH      LOW
                         -------- ---------
Calendar year 1995
 First Quarter..........  42 1/2    34 1/2
 Second Quarter.........  37 1/4    28 5/8
 Third Quarter..........  32 7/8    27 5/8
 Fourth Quarter.........  29 3/4    20 3/8


   As of March 26, 1996, there were approximately 606 record holders of the Common Stock.

   In 1994 and 1995 the Company declared a cash dividend of $0.02 per share; prior to 1994, the Company had never declared or paid any cash dividends on its Common Stock. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions. The Company's term loan and revolving credit facility prohibits the payment of dividends without the consent of the lenders, and the indentures under which the Company's 10 3/4% Senior Subordinated notes due 2004 and 9 5/8% Senior Subordinated Notes due 2002, Series A, were issued limits the payment of dividends unless certain financial tests are met.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data set forth below for the five-year period ended December 31, 1995 and as of the end of each of such periods have been derived from the Consolidated Financial Statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1994 and 1995 and for each of the years in the three year period ended December 31, 1995 and the report thereon, are included elsewhere herein.

                                                               YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------

                                            1991 (1)        1992         1993          1994         1995,
                                          ------------ ------------- ------------ ------------- ------------
                                                                                                 AS RESTATED
                                                                                                   (4)(5)
                                                                                                ------------
                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Statement of Operations Data(2)(3):
Net revenues:
 Basic medical services ................  $   82,411   $   100,799   $   113,508  $   269,817   $   368,569
 Specialty medical services ............      49,901        88,065       162,017      404,401       770,554
 Management services and other .........      11,403        13,232        20,779       37,884        39,765
                                          ------------ ------------- ------------ ------------- ------------
   Total ...............................     143,715       202,096       296,304      712,102     1,178,888
Cost and expenses:
 Operating expenses ....................     103,754       145,623       212,936      528,131       888,551
 Corporate administrative and
  general ..............................       7,965        11,927        16,832       37,041        56,016
 Depreciation and amortization .........       3,307         4,334         8,126       26,367        39,961
 Rent ..................................      16,515        19,509        23,156       42,158        66,125
 Interest, net .........................       4,126         1,493         5,705       20,602        38,977
 Loss from impairment of long lived
  assets(4).............................        --             --             --             --      83,321
 Other non-recurring charges(5).........        --             --             --             --      49,639
                                          ------------ ------------- ------------ ------------- ------------
  Earnings (loss) before equity in
   earnings (loss) of affiliates, income
   taxes and extraordinary items .......       8,048        19,210        29,549       57,803       (43,702)
Equity in earnings (loss) of affiliates          (63)          (36)        1,241        1,176         1,443
                                          ------------ ------------- ------------ ------------- ------------
  Earnings (loss) before income taxes
   and extraordinary items .............       7,985        19,174        30,790       58,979       (42,259)
Income tax provision (benefit)..........       2,060         7,286        12,008       22,117       (16,270)
                                          ------------ ------------- ------------ ------------- ------------
  Earnings (loss) before extraordinary
   items ...............................       5,925        11,888        18,782       36,862       (25,989)
Extraordinary items(6) .................        --           2,524         2,275        4,274         1,013
                                          ------------ ------------- ------------ ------------- ------------
   Net earnings (loss) .................  $    5,925   $     9,364   $    16,507  $    32,588   $   (27,002)
                                          ============ ============= ============ ============= ============
Per Common Share (fully diluted)(7):
 Earnings (loss) before extraordinary
  items ................................  $     0.79   $      1.01   $      1.35  $      1.73   $     (1.21)
 Net earnings (loss) ...................        0.79           .80          1.22         1.57         (1.26)
                                          ============ ============= ============ ============= ============
Weighted average number of common and
 common equivalent shares outstanding(7)   7,456,793    11,996,815    17,261,079   27,154,153    21,463,464
                                          ============ ============= ============ ============= ============

                                                              DECEMBER 31,
                                       ---------------------------------------------------------
                                          1991        1992       1993       1994        1995
                                       ---------- ----------- --------- ----------- ------------
                                                             (IN THOUSANDS)
Balance Sheet Data:
Cash and temporary investments  .....  $ 16,083   $103,858    $ 65,295  $   63,347  $   41,304
Working capital .....................    41,004    144,074      69,495      76,383     136,315
Total assets ........................   156,191    313,671     776,324   1,255,989   1,433,730
Long-term debt, including current
portion .............................    49,877    142,620     402,536     551,452     770,661
Stockholders' equity ................    87,354    146,013     216,506     453,811     431,528

--------------

(1) In 1991 the Company changed its fiscal year-end from June 30 to December 31.

(2) The Company has grown substantially  through acquisitions and the opening of
    MSUs,   which   acquisitions   and  MSU  openings   materially   affect  the
    comparability of the financial data reflected herein.

(3) In 1995, the Company merged with IntegraCare, Inc. ("IntegraCare") in a transaction accounted for as a pooling of interests. Accordingly the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of IntegraCare.

(4) In December 1995, the Company elected early implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, resulting in a non-cash charge of $83,321,000 (See Note 17 to Consolidated Financial Statements).

(5) Consists primarily of loss on termination of management contract, costs incurred in connection with the merger with IntegraCare and write-off of deferred pre-opening costs. In the fourth quarter of 1995, the Company terminated a contract, entered into in January 1994, to manage 23 long-term care and psychiatric facilities owned by Crestwood Hospital and, as a result, incurred a loss of $21,915,000 on the termination of this contract. Such loss consists of the write-off of $8,496,000 of accrued management fees, $11,097,000 of loans made to Crestwood Hospital and the owners of Crestwood Hospital, as well as the interest thereon, and $2,322,000 of contract acquisition costs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994." In connection with the merger with IntegraCare, the Company incurred $1,939,000 of accounting, legal, and other costs in 1995. In the fourth quarter of 1995, the Company changed its accounting estimate regarding the future benefit of deferred pre-opening costs. As a result, the Company wrote-off $25,785,000 of deferred pre-opening costs in 1995 (See Note 17 to Consolidated Financial Statements).

(6) In 1992 the Company recorded a loss on extinguishment of debt of $4,072,000 relating primarily to prepayment charges and the write-off of deferred financing costs. Such loss, reduced by the related income tax effects of $1,548,000, is presented for the year ended December 31, 1992 as an extraordinary loss of $2,524,000. In 1993 the Company recorded a loss on extinguishment of debt of $3,730,000 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effects of $1,455,000, is presented for the year ended December 31, 1993 as an extraordinary loss of $2,275,000. In 1994 the Company recorded a loss on extinguishment of debt of $6,839,000 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effects of $2,565,000, is presented for the year ended December 31, 1994 as an extraordinary item loss of $4,274,000. In 1995, the Company recorded a loss on extinguishment of debt of $1,647,000 relating primarily to prepayment charges and the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $634,000, is presented for the year ended December 31, 1995 as an extraordinary loss of $1,013,000.

(7) The weighted average number of common and common equivalent shares outstanding for the years ended December 31, 1992, 1993 and 1994 includes the assumed conversion of the convertible subordinated debentures into common stock. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating fully-diluted earnings per share. Such amounts aggregated $183,000, $4,516,000 and $10,048,000 for the years ended December 31, 1992, 1993 and 1994, respectively. The weighted average number of common and common equivalent shares outstanding for the year ended December 31, 1995, does not include the assumed conversion of the convertible subordinated debentures or the related interest expense and underwriting costs, as such conversion would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   The  Company's   strategy  generally  has  been  to  acquire  geriatric  care facilities and to implement in such facilities specialty medical services programs, such as MSUs, to treat the more medically complex patient. Beginning in 1993, the Company began to expand the range of related services it offers to its patients directly in order to serve the full spectrum of patient needs following acute hospitalization.

   In the past decade, the number of people over the age of 65 began to grow significantly faster than the overall population. At the same time, advances in medical technology have increased the life expectancies of an increasingly large number of medically complex patients. This trend, combined with the implementation of healthcare cost containment measures by private insurers and government reimbursement programs, has created a need for a more cost efficient alternate site for the provision of a wide range of medical and rehabilitative services which traditionally have been provided in an acute care hospital. To address this need, the Company has developed medical specialty units within its geriatric care facilities. The Company opened its first MSU in April 1988 in conjunction with HEALTHSOUTH Rehabilitation Corporation, and as of December 31, 1995 operated 139 MSUs totaling 3,172 beds. The Company is now able to offer directly to its patients, rather than through third party providers, pharmacy home healthcare, rehabilitation (physical, occupational and speech), mobile x-ray and electrocardiogram and similar services.

   In June 1991 the Company changed its fiscal year-end from June 30 to December 31.

GENERAL

 BASIC MEDICAL SERVICES

   The Company includes in basic medical services revenues all room and board charges for its geriatric care patients (other than patients in its MSU and Alzheimer's programs) at its owned and leased geriatric care and assisted living facilities.

   The following table sets forth the Company's sources of basic medical services revenues by payor type for the periods indicated:

                            YEARS ENDED DECEMBER 31,
                 ----------------------------------------------
                    1991      1992     1993     1994     1995
                 --------- --------- -------- -------- --------
Private Pay(1)    61.1%     54.4%     52.9%    40.8%    37.4%
Medicare ......   12.5      17.1      12.6      9.9     11.5
Medicaid ......   26.4      28.5      34.5     49.3     51.1
                 --------- --------- -------- -------- --------
  Total .......  100.0%    100.0%    100.0%   100.0%   100.0%
                 ========= ========= ======== ======== ========

----------

(1) The Company classifies revenues from commercial insurers, health maintenance organizations (HMOs) and other charge-based sources and from individuals (including the co-insurance portion of Medicare paid by individuals) as private pay.

   The decrease in the percentage of basic medical services revenues received from private pay sources and Medicare from year to year and the commensurate increase in the percentage received from Medicaid was primarily the result of the higher level of Medicaid patients in the geriatric care facilities in which the Company acquired ownership or leasehold interests. The Company seeks to increase the percentage of basic medical services revenues received from private pay sources and Medicare.

   Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. Generally, private pay patients constitute the most profitable category of patients and Medicaid patients the least profitable.

    The occupancy percentages for those beds from which basic medical services revenues are derived are shown in the table below. The percentages are calculated both on the basis of the weighted average number of beds licensed (regardless of whether such beds are actually available for the provision of basic medical services) and the weighted average number of beds in service for the period. In certain facilities the Company temporarily operates fewer beds than it is licensed to operate so as to permit routine maintenance and to accommodate patients desiring private rooms. In addition, the Company has removed beds from service for extended periods as certain facilities have undergone construction projects for expansion purposes and to implement its medical specialty units. All revenues derived from licensed beds located in MSUs or used in the Renaissance Program are included in specialty medical services revenues; accordingly, such beds are not considered beds licensed or beds in service for purposes of determining occupancy for those beds from which basic medical services revenues are derived.

                           YEARS ENDED DECEMBER 31,
                  -----------------------------------------
                    1991     1992     1993    1994    1995
                  -------- -------- ------- ------- -------
Beds Licensed  .  81.9%    80.5%    80.6%   83.2%   81.7%
Beds in Service   87.1     85.2     87.4    92.2    92.7
                  ======== ======== ======= ======= =======


SPECIALTY MEDICAL SERVICES

   Specialty medical services revenues include all charges to the Company's MSU patients for room and board as well as all revenues from providing rehabilitative therapies, pharmaceuticals, medical supplies and durable medical equipment to all its patients. The Company also includes in this classification all revenues from its Alzheimer's programs and all revenue from its provision of pharmacy, rehabilitative, home healthcare, mobile x-ray and electrocardiogram and similar services.

   The following table sets forth the Company's sources of specialty medical services revenues by payor type for the periods indicated:

                           YEARS ENDED DECEMBER 31,
                 --------------------------------------------
                   1991     1992     1993     1994     1995
                 -------- -------- -------- -------- --------
Private Pay(1)    57.8%    51.8%    51.6%    47.6%    48.2%
Medicare ......   39.7     45.7     45.4     48.2     44.8
Medicaid ......    2.5      2.5      3.0      4.2      7.0
                 -------- -------- -------- -------- --------
  Total .......  100.0%   100.0%   100.0%   100.0%   100.0%
                 ======== ======== ======== ======== ========
-----------

(1) The Company classifies revenues from commercial insurers, health maintenance organizations (HMOs) and other charge-based sources and from individuals (including the co-insurance portion of Medicare paid by individuals) as private pay.

   The decrease in the percentage of specialty medical services revenues received from private pay sources during the year ended December 31, 1992 and the commensurate increase in the percentage received from Medicare in each of those years was primarily the result of opening five new MSUs during 1991 and the opening of thirteen new MSUs in 1992. The decrease in the percentage of specialty medical services revenues received from private pay sources and Medicare during the year ended December 31, 1993 and the commensurate increase in Medicaid was primarily the result of the higher level of Medicaid patients serviced by the rehabilitative services company acquired in December 1993 and the pharmacy company acquired in June 1993. The decrease in the percentage of specialty medical services revenues received from private pay sources during the year ended December 31, 1994 and the commensurate increase in Medicare and Medicaid was primarily the result of the higher level of Medicare and Medicaid patients serviced by the related services companies acquired in 1994, as well as the opening of 49 MSU programs and the expansion of 18 MSU programs. The decrease in the percentage of specialty medical service revenues from Medicare and the commensurate increase in Medicaid for the year ended December 31, 1995 was primarily the result of the higher level of Medicaid patients serviced by the 41 facilities leased in August 1994. The Company's experience has been that Medicare patients constitute a higher percentage of an MSU program's initial occupancy.

    The average occupancy rate of the Company's MSU beds (on a weighted average basis) was 72.0% in the year ended December 31, 1995 as compared with 71.4% in the year ended December 31, 1994 and 69.4% in the year ended December 31, 1993. Average occupancy in the Alzheimer's programs in the Company's owned and leased facilities, which had an average of 394 beds in the year ended December 31, 1995, 314 beds in the year ended December 31, 1994 and 219 beds in the year ended December 31, 1993, was 77.9%, 83.4% and 86.1%, respectively.

   The following table sets forth the percentage of specialty medical services revenues generated by the Company's MSU programs, rehabilitation and other services and Alzheimer's programs for the periods indicated:

                                  YEARS ENDED DECEMBER 31,
                       ---------------------------------------------
                         1991      1992     1993     1994     1995
                       -------- --------- -------- -------- --------
MSU Programs ........   52.4%    63.6%     71.1%    47.5%    37.7%
Other Ancillaries(1).   37.3     29.6      25.1     50.8     61.0
Alzheimer's Programs    10.3      6.8       3.8      1.7      1.3
                       -------- --------- -------- -------- --------
                       100.0%   100.0%    100.0%   100.0%   100.0%
                       ======== ========= ======== ======== ========
-----------

(1) Consists of pharmacy, rehabilitative, home healthcare, mobile x-ray and electrocardiogram and similar services.


   The percentage decrease in MSU revenue in 1994 and 1995 was primarily the result of the acquisition of rehabilitation, pharmacy, home healthcare and similar service companies in connection with the Company's vertical integration strategy and the implementation of the Company's post-acute care network. MSU revenue as a percentage of total revenues and as a percentage of specialty medical revenues is expected to continue to decrease as the Company implements its vertical integration strategy and continues to expand its post-acute care network through the acquisition of rehabilitation, pharmacy, home healthcare and similar service companies.

MANAGEMENT SERVICES AND OTHER

   The Company's management agreements for its geriatric care and assisted living facilities provide for a management fee to the Company generally equal to 4% to 8% of the gross revenues of the facility. In addition, certain of such agreements contain a provision wherein the Company may earn an incentive fee based on certain levels of performance. See "Item 1--Business--Management Services." At December 31, 1995, the Company was managing 73 geriatric care facilities with a total of 8,721 beds, including two assisted living facilities with 222 beds. Until April 1994, the Company also managed residential condominium units in retirement communities in Southern California, for which it received a specified monthly fee per unit managed plus reimbursement of certain expenses, as well as a brokerage commission upon the sale of each such condominium unit it manages. The Company classifies all fees received pursuant to these contracts in this revenue category. Also, all revenue derived from Health Care Consulting, Inc., a specialty reimbursement and consulting company with expertise in subacute rehabilitation programs which was acquired effective September 30, 1993, is included in this revenue category.

   The revenues derived from certain activities relating to the operation of the Company's facilities such as patient laundry, vending sales, guest meals, and beauty and barber services are classified in this category as other revenue. Other revenue constituted approximately 17.0% and 16.9%, respectively, of management services and other revenues during the years ended December 31, 1994 and 1995. The Company expects other revenue to continue to decrease as a percentage of management services and other revenues.

ACQUISITION AND DIVESTITURE HISTORY

FACILITY EXPANSION

   The Company commenced operations on March 25, 1986. From inception to June 30, 1988, the Company acquired seven geriatric care facilities with a total of 900 beds and acquired leasehold interests in seven geriatric care facilities having a total of 1,050 beds. The Company initiated its MSU program in April 1988, in conjunction with HEALTHSOUTH Rehabilitation Corporation, with a 16 bed unit serving patients with traumatic brain injury at its Gravois facility.

   During the fiscal year ended June 30, 1989 the Company acquired leasehold interests in six geriatric care facilities having 974 beds and entered into an agreement to manage one geriatric care facility having 121 beds. One of the six leased facilities, having 143 beds, was subject to a sublease to a third party and was managed by the Company for such third party. The sublease terminated February 2, 1991 and the facility was treated as a leased, rather than a managed, facility. In addition, the Company opened two MSU programs totalling 35 beds.

   During fiscal year ended June 30, 1990 the Company acquired one geriatric care facility having 101 beds, a leasehold interest in one facility having 210 beds, and a 49% joint venture interest in a 160 bed geriatric care facility which was managed by the Company until its purchase in September 1994. IHS also entered into agreements to manage three other geriatric care facilities having 468 beds and acquired 90% (assuming the exercise of all options and related exchange rights) of the stock of Professional Community Management International, Inc. ("PCM"), which manages residential retirement community living units in Southern California. The Company sold PCM in 1994. The Company also opened six MSU programs totalling 77 beds.

   In December 1990 the Company acquired leasehold interests in four geriatric care facilities having 328 beds and received by assignment management agreements covering 12 facilities having 1,403 beds. On July 24, 1990, the Company assumed the management of 14 of these 16 facilities and, subsequent to July 24, 1990, assumed the management of the remaining two facilities, pending the consummation of the acquisition. In 1991 the owners of four of these managed facilities terminated the Company's management agreement for those facilities. During the six months ended December 31, 1990 the Company opened four MSU program totalling 71 beds.

   In December 1991 the Company leased two geriatric care facilities having a total of 258 beds. The leasehold interest in the 138 bed facility was acquired for a total purchase price of $589,000 including a $250,000 purchase option deposit. No material acquisition costs were incurred to lease the 120 bed facility. The Company also opened six MSU programs totalling 106 beds.

   On July 11, 1991, the Company sold its audiology business to Hearing Health Services, Inc., a newly-formed affiliate of privately-held Foster Management Company. The sale involved all customer lists, license agreements, store leases, property and equipment, accounts receivable and merchandise inventory. The Audiology Division's products and services, which were offered at 34 retail outlets (of which 12 were located in speech pathologist/professional/doctor offices) in Florida and Illinois, included hearing aids, protective and assistive listening devices, and hearing, testing and aural rehabilitation services. The Company received $5 million for substantially all the assets of the Audiology Division as follows: $1 million in cash and a combination of common and preferred stock valued by independent financial advisors at $4 million. The common stock is subject to mandatory repurchase for approximately $2 million, plus interest, within five years and the preferred stock is convertible under certain conditions and has a liquidation preference of $2 million. Approximately $450,000 of the cash proceeds were paid to NovaCare, Inc., an affiliate of Foster Management Company, representing amounts owed by IHS to NovaCare, Inc. for services rendered. The Company determined to discontinue the audiology business in June 1990 because it could not be integrated effectively into its primary business. A substantial portion of the audiology business had been acquired from Dr. Thomas F. Frist, Jr., who was a director of the Company until June 1993.

   During 1992 the Company expanded its MSU focus by opening thirteen MSU programs totaling 250 beds at its facilities, expanding seven MSU programs by 61 beds and converting its neuro-rehabilitation MSU program for the treatment of patients with traumatic brain injury, which was operated in conjunction with HEALTHSOUTH Rehabilitation Corporation, to a 16 bed complex care MSU program. Also the Company expanded by acquiring one geriatric care facility with a total of 120 beds, leasing five facilities having a total of 640 beds and entering into thirteen management contracts having a total of 1,481 beds. The total cost of the aforementioned acquisitions was approximately $13.9 million which includes all costs to secure the facility or leasehold interest. None of the acquisitions were individually significant and all were financed with cash flow from operations and borrowings under the Company's line of credit.

   During 1993, the Company expanded its MSU focus by opening 30 MSU programs totaling 442 beds (including four MSU programs totalling 84 beds at its managed facilities) and expanding 24 MSU programs by 140 beds. On December 1, 1993 the Company acquired substantially all of the United States operations of Central Park Lodges, Inc. ("CPL"), consisting of 30 geriatric care facilities (24 owned and 6 leased) and nine retirement facilities, totaling 5,210 beds, a division which provides phar-
macy consulting services and supplies prescription drugs and intravenous medications to geriatric care facilities through five pharmacies in Florida, Pennsylvania and Texas, and a division which provides healthcare personnel and support services to home healthcare and institutional markets through five branch locations located in Florida and Pennsylvania. The Company disposed of seven retirement facilities and five of the geriatric care facilities acquired from CPL which the Company did not consider to fit within its post-acute care strategy. The total cost of the CPL acquisition was approximately $185.3 million, including $20.1 million in assumption of indebtedness, warrants to purchase 100,000 shares of common stock of the Company at a purchase price per share of $28.92 (valued at $1.4 million), and other direct acquisition costs. The $163.8 million cash paid to purchase CPL was financed using the Company's term loan and revolving credit facility with Citicorp. The number of shares and price per share are subject to adjustment under certain circumstances. In addition, the Company agreed to provide consulting services to Trizec for the development of subacute care programs at its Canadian facilities. The Company received a consulting fee of $4.0 million and $3.0 million in 1994 and 1995, respectively.

   During 1993, the Company also acquired eight geriatric care facilities (two of which had previously been leased by IHS), leased one facility and entered into nine management contracts.

   During 1994, the Company continued to expand its MSU focus by opening 49 MSU programs totalling 998 beds (including four MSU programs totalling 102 beds at its managed facilities which includes 33 beds located at a facility no longer managed by the Company as of August 1994) and expanding 18 MSU programs by 100 beds. During the same period, the Company acquired five geriatric care facilities (two of which had been previously leased and three of which had been managed by IHS), leased 49 (three of which had been previously owned and seven of which had been previously managed) and entered into 42 management contracts (five of which have become leased facilities, one of which has become an owned facility and one of which was terminated).

   Effective January 1, 1994, the Company entered into an agreement to manage 23 facilities in California, consisting of 14 geriatric care facilities having 1,875 beds and nine psychiatric facilities having 1,265 beds (the "Crestwood Facilities"), owned by certain affiliated partnerships (the "Crestwood Partnerships") and leased by Crestwood Hospitals, Inc. ("Crestwood"). The management agreement had a term of ten years and provides for payments to IHS based upon a percentage of the gross revenues of the Crestwood Facilities. Pursuant to this transaction, IHS had agreed to loan Crestwood up to $11 million, including a $7 million line of credit. IHS was granted purchase options whereby it had the option upon expiration of its management agreement to purchase certain partnership interests of the partnerships which own 19 of the 23 Crestwood Facilities at a purchase price equal to the product determined by multiplying (i) the sum of (a) ten times the net cash flow of the 19 facilities for the year ended December 31, 2003, plus (b) the amount of the outstanding mortgages on the 19 facilities, by (ii) a percentage equal to the percentage ownership of the partners whose interests IHS chooses to purchase. IHS also had an option to purchase Crestwood on the expiration of the management agreement at a purchase price equal to fair market value determined by an appraisal. If IHS elected to purchase Crestwood prior to the expiration of the management agreement, it was obligated to pay Crestwood a break-up fee of $6 million. The Company was obligated to purchase Crestwood if it elected to purchase the partnership interests of the partnerships which own the Crestwood Facilities. IHS paid the stockholders of Crestwood a non-refundable purchase option deposit consisting of $3 million in cash and 168,067 shares of IHS Common Stock. This agreement was terminated in 1995 and, as a result, the Company incurred a loss of $21,915,000. See Note 17 to consolidated financial statements.

   In February 1994 the Company entered into management agreements to manage, on an interim basis, eight geriatric care facilities, aggregating 1,174 beds, in Delaware, Massachusetts, New Jersey and Pennsylvania previously operated by IFIDA Health Care Group Ltd. ("IFIDA"). Upon the earlier of the completion by the owners of the eight facilities of the refinancing of certain debt or May 18, 1995, IHS was obligated to lease and operate these facilities, and was granted an option to purchase any or all of these facilities. The annual lease payments for these facilities is $3.9 million. The purchase price per facility is equal to the greater of its fair market value or its allocable percentage (as agreed to by the parties) of $59.5 million ($57 million if the option is exercised prior to the seventh year of the lease). The

Company has to date made purchase option deposits aggregating $6,600,000 with respect to these facilities, and is obligated to make additional purchase option deposits aggregating $500,000 during each year of the agreement. IHS has agreed to loan the owners of the eight facilities an aggregate of up to $3.5 million for working capital purposes, and issued to the owners of the eight facilities an aggregate of 90,000 shares of Common Stock. Five of these facilities were subsequently leased by the Company in July 1994 and one management agreement for a facility was terminated in August 1994. The remaining two facilities were leased in 1995.

   In May 1994 the Company sold its 49% interest in two separate joint ventures formed with Sunrise Terrace, Inc. ("Sunrise") to develop and operate two assisted living facilities. Each facility was to be managed by Sunrise; Sunrise had a 51% interest in, and the Company had a 49% interest in, the venture's capital, earnings and losses. Sunrise had an option to purchase the Company's interest in either venture at any time, and the Company had a right to require Sunrise to purchase the Company's interest in the Fairfax, Virginia venture. The assisted living facility in Fairfax, Virginia opened in October 1990; the second facility is currently being constructed in Bound Brook, New Jersey.

   In May 1990, a wholly owned subsidiary of IHS, Integrated of Amarillo, Inc. ("IAI"), purchased a geriatric care facility in Amarillo, Texas, and contributed the facility to a joint venture in exchange for a 49% interest therein. The Company managed the facility, for which it received a management fee equal to 6% of gross revenues. The venturers shared in the venture's capital, earnings and losses in accordance with their respective interests in the venture except that net taxable operating losses were borne 100% by the other venturer. In September 1994, the Company purchased the remaining 51% interest in this joint venture.

   As of August 31, 1994 the Company entered into a Facilities Agreement, Lease Agreement and certain other agreements with Litchfield Asset Management Corp. ("LAM") pursuant to which it leased, effective September 1, 1994, on a triple net basis, 43 geriatric care facilities (consisting of 41 skilled nursing facilities and two retirement centers), including two facilities previously leased and two facilities previously managed by the Company (the "LPIMC Facilities"), aggregating approximately 5,400 beds located in 12 states. The Company's initial annual lease payments are approximately $18.8 million, based upon the annual debt service of monies borrowed by LAM to purchase the LPIMC Facilities and repay approximately $150 million in existing indebtedness of such facilities. In addition, the Company made refundable lease deposits aggregating $25 million, and will make additional refundable deposits during the initial term (including any extension thereof) of the leases aggregating approximately $4 million per annum. Rent payments are subject to escalation commencing after the third year in an amount equal to two percent (three percent if the Company elects to pay such increase in shares of the Company's Common Stock) of the net annual incremental revenues of the LPIMC Facilities (subject to certain maximums). The leases have initial terms of seven years (subject to extension of up to five years under certain circumstances), subject to renewal by the Company for one additional period of seven years and three additional periods of five years each, and the Company has guaranteed all lease payments. The Company has also received options to purchase each of the LPIMC Facilities, at any time after nine months prior to the end of the seventh year, for a purchase price that will represent (i) during the seventh through eleventh years following the lease commencement date, such facility's allocable percentage of the total amount of $343 million (to be increased annually after the seventh year by the rate of increase in the consumer price index) and (ii) beginning in the twelfth year following the lease commencement date, the greater of (a) fair market value, (b) 125% of the release cost of the monies borrowed by LAM which are applicable to such facility or (c) five times the contribution margin of such facility. The Company loaned LAM's principal stockholders an aggregate of $3 million. In addition, the Company issued LAM warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $31.33 per share, and has granted LAM "piggy-back" registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants. The Company has agreed to issue up to an additional 50,000 shares of Common Stock if the leases are terminated prior to September 1, 2006. The agreement with LAM requires that the Company meet certain financial tests.

   In February 1995, the Company entered into a management agreement to manage a 190 bed geriatric care facility located in Aurora, Colorado.

   In March 1995, the Company entered into a management agreement to manage 34 geriatric care facilities in Texas, California, Florida, Nevada and Mississippi (the "Preferred Care Facilities"). The management agreement has a term of ten years and provides for payments to the Company based upon a percentage of adjusted gross revenues and adjusted earnings before interest, taxes, depreciation, and amortization of the Preferred Care Facilities. The Company has also been granted an option to purchase the Preferred Care Facilities, between March 29, 1996 and the date of the termination of the management agreement, for $80 million plus adjustments for inflation. The Company paid a non-refundable purchase option deposit of $10.2 million which will be applied against the purchase price if the Company elects to acquire the facilities.

   During 1995, the Company purchased five geriatric care facilities (two of which were previously leased). Also, the Company leased three facilities, all of which were previously managed. The total cost of these acquisitions was approximately $42.9 million which includes legal fees and other costs incurred to secure the facilities or leasehold interests in the facilities.

   During 1995, the Company continued to expand its MSU focus by opening 31 MSU programs totalling 691 beds (including 2 MSU programs totalling 63 beds at its managed facilities) and expanding existing programs by 177 beds (including 17 beds at managed facilities).

VERTICAL INTEGRATION

   During 1993 the Company began to implement its strategy of expanding the range of related services it offers directly to its patients in order to serve the full spectrum of patient needs following acute hospitalization. As a result of the acquisitions in 1993, 1994, and 1995 the Company is now able to offer directly to its patients, rather than through third-party providers, pharmacy, home healthcare, rehabilitation (physical, occupational and speech), and mobile x-ray and electrocardiogram and similar services. See "Item 1--Business--Company Strategy."

   In June 1993, the Company acquired all of the outstanding stock of Patient Care Pharmacy, Inc. ("PCP"), a California corporation engaged in the business of providing pharmacy services to geriatric care facilities and other healthcare providers in Southern California. The Company has combined the operations of PCP with CPL's pharmacy operations. The total cost for PCP was $10,400,000 including $9,840,000 representing the issuance of 425,674 of the Company's Common Stock. In addition, the Company had agreed to make contingent payments in the shares of the Company's Common Stock following each of the next three years based upon the earnings of PCP. On March 3, 1995, the Company and the PCP stockholders terminated all rights to contingent payments in consideration for a payment of $3.5 million in the form of 92,434 shares of IHS Common Stock.

   In July 1993, Comprehensive Post Acute Services, Inc. ("CPAS"), a newly formed subsidiary 80% owned by the Company and 20% owned by Chi Systems, Inc., formerly Chi Group, Inc. ("Chi"), acquired joint ventures and contracts to develop and manage subacute programs from Chi. Chi is a healthcare consulting company in which John Silverman, a director of the Company, is President and Chief Financial Officer and an approximately 16% stockholder. The purchase price was $200,000 and IHS had made available a loan commitment of $300,000 for working capital purposes, which loan bore interest at a rate equal to Citicorp's base rate plus four percent. Chi granted the Company the option to purchase, and Chi had the right to require the Company to purchase, at any time between July 1, 1997 and September 1, 1997, Chi's 20% equity interest in CPAS for a purchase price equal to 20% of the greater of (i) three times the pre-tax net income of CPAS for the year then ended or (ii) five times the after-tax net income of CPAS for the year then ended. In connection with this transaction, the Company engaged Chi to act as consultant with respect to the Company's transitional care units. The consulting agreement, which expires June 30, 1997, provides for the payment, in four equal installments, of a $100,000 annual consulting fee. As of July 21, 1994 the Company purchased the remaining 20% of CPAS from Chi for 5,200 shares of IHS Common Stock valued at $159,900.

   In October 1993, the Company acquired, effective as of September 30, 1993, Health Care Systems, Inc., which owns Health Care Consulting, Inc. ("HCC") and RMi, Inc., a Rehabilitation Company ("RMI"), for $1,850,000 in cash and a five-year earnout, up to a maximum of $3,750,000, based upon achievement of pre-tax earnings targets. HCC is a specialty reimbursement and consulting company with expertise in subacute rehabilitation programs. RMI provides direct therapy services, including physical therapy, occupational therapy and speech pathology, to healthcare facilities. RMI also provides management and consulting services in the oversight and training of therapists employed by geriatric care facilities to facilitate higher quality patient care. The Company has agreed to issue warrants to purchase 20,000 shares of Common Stock at a purchase price per share of $37.88 to each of Scott Robertson, Gary Kelso and Grantly Payne in exchange for their rights under the five-year earn-out agreement.

   In December 1993, the Company purchased all of the capital stock of Associated Therapists Corporation, d/b/a Achievement Rehab ("Achievement"), a provider of rehabilitation therapy services on a contract basis to various geriatric facilities in Minnesota, Indiana and Florida. The purchase price of $22.5 million consists of 839,865 shares of the Company's common stock (based on the average price of the stock of $26.79), plus a contingent earn-out payment, also payable in shares of common stock, based upon increases in Achievement's earnings in 1994, 1995 and 1996 over a base amount. The total cost was applied primarily to intangible assets.

   On April 27, 1994, the Company sold its approximate 92% interest in Professional Community Management International, Inc. ("PCM") to PCM at its book value of $4.3 million. The Company accepted a promissory note for the full amount of the purchase price, which note bears interest at 6.36% per annum and is payable by PCM in installments over a 40 year period. The promissory note is secured by a pledge of PCM stock held by certain PCM stockholders and a security interest in all tangible and intangible assets of PCM. Certain stockholders of PCM also executed personal guarantees with respect to the payment of $1.2 million over a period of six years, subject to reduction in an amount equal to the amortization of the principal amount of the note. PCM manages approximately 41,000 residential condominium units in retirement communities in Southern California.

   On July 7, 1994, the Company acquired all the outstanding capital stock of Cooper Holding Corporation ("Cooper"), a Delaware corporation engaged in the business of providing mobile x-ray and electrocardiogram services to long-term care and subacute care facilities in California, Florida, Georgia, Indiana, Nebraska, Ohio, Oklahoma, Texas and Virginia. The purchase price for Cooper was approximately $44.5 million, including $19.9 million representing the issuance of 593,953 shares of the Company's Common Stock and options to acquire 51,613 shares of Common Stock (based on the average closing price of the Common Stock of $30.81 over the 30 day period prior to June 2, 1994, the date on which the Cooper acquisition was publicly announced).

   On August 8, 1994, the Company acquired substantially all the assets of Pikes Peak Pharmacy, Inc., a company which provides pharmacy services to patients at nine facilities in Colorado Springs, Colorado which have an aggregate of 625 beds, for $600,000.

   On September 23, 1994 the Company acquired substantially all of the assets of Pace Therapy, Inc., a company which provides physical, occupational, speech and audiology therapy services to approximately 60 facilities in Southern California and Nevada. The purchase price for Pace was $5.8 million, representing the issuance of 181,569 shares of the Company's Common Stock.

   On October 7, 1994 the Company acquired all of the outstanding stock of Amcare, Inc., an institutional pharmacy serving approximately 135 skilled nursing facilities in California, Minnesota, New Jersey and Pennsylvania. The purchase price for Amcare was $21.0 million, including $10.5 million representing the issuance of 291,101 shares of the Company's Common Stock.

   On October 11, 1994 the Company acquired substantially all of the assets of Pharmaceutical Dose Service of La., Inc., an institutional pharmacy serving 14 facilities. The purchase price for PDS was $4.2 million, including $3.9 million representing the issuance of 122,117 shares of the Company's Common Stock.

   On November 2, 1994 the Company acquired all of the outstanding stock of CareTeam Management Services, Inc., a home health company serving Arizona, Kansas, Missouri, New Mexico, North Carolina and Texas. The purchase for CareTeam was $5.9 million, including $5.2 million representing the issuance of 147,068 shares of the Company's Common Stock.

   On November 3, 1994 the Company acquired all of the outstanding stock of Therapy Resources, a company which provides physical, occupational, speech and audiology services to approximately 22 geriatric care facilities and operates seven out-patient rehabilitation facilities. The purchase price was $1.6 million.

   On November 3, 1994 the Company acquired all of the outstanding stock of Rehab People, Inc., a company which provides physical, occupational and speech therapy services to approximately 38 geriatric care facilities in Delaware, New York, North Carolina and Pennsylvania. The purchase price for Rehab People was $10 million representing the issuance of 318,471 shares of Common Stock.

   On November 3, 1994, the Company acquired certain assets of Portable X-Ray Service of Rhode Island, Inc., a mobile x-ray company, for a purchase price of $2.0 million including $700,000 representing the issuance of 19,739 shares of the Company's Common Stock.

   On November 18, 1994 the Company acquired substantially all of the assets of Medserv Corporation's Hospital Services Division, which provides respiratory therapy. The purchase price was $21 million.

   On December 9, 1994, the Company acquired all rights of Jule Institutional Supply, Inc. under a management agreement with Samaritan Care, Inc. ("Samaritan Care"), an entity which provides hospice services, for a purchase price of $14 million, representing the issuance of 375,134 shares of the Company's Common Stock. In addition, the Company acquired the membership interests in Samaritan Care for no additional consideration.

   On December 23, 1994, the Company acquired all of the outstanding stock of Partners Home Health, Inc., a home health infusion Company operating in seven states. The purchase price was $12.4 million, representing the issuance of 332,810 shares of the Company's Common Stock.

   Between August 1994 and January 1995, the Company acquired six additional radiology and diagnostic service providers for an aggregate consideration of $3.8 million. These entities provide radiology and diagnostic services in Indiana, Louisiana, North Carolina, Pennsylvania and Texas.

   In January 1995, the Company acquired four ancillary services companies which provide mobile x-ray and electrocardiogram services to long-term care and subacute care facilities. The total purchase price was $3.6 million, including $300 representing the issuance of 7,935 shares of the Company's Common Stock. Total goodwill at the date of acquisition was $3.2 million.

   In February 1995, the Company acquired all of the assets of ProCare Group, Inc. ("ProCare") and its affiliated entities, which provide home health services in Broward, Dade and Palm Beach counties, Florida. The total purchase price was $3.9 million, including $3.6 million representing the issuance of 95,062 of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $675,000. Total goodwill at the date of acquisition was $4.4 million.

   In February 1995, the Company purchased the assets of Epsilon Equipment Corporation ("Epsilon"), which provides mobile video fluoroscopy procedures to skilled nursing facilities for the diagnosis of dysphasia for the aspiration of foods and liquids causing pneumonia. The total purchase price was $200,000, plus an earnout based on the future earnings of the business, payable in the shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $500,000 and repaid debt of Epsilon of $961,000. The total goodwill at the date of acquisition was $1.9 million.

   In February 1995, the Company entered into a management agreement to manage Total Home Health Care, Inc. and Total Health Service, Inc. (collectively "Total Home Health"), which are private-duty and Medicare certified home health agencies in the Dallas/Ft. Worth, Texas market, pursuant to which a subsidiary of the Company received a management fee of $10 per home visit by Total Home Health personnel. The Company was also granted a five-year option to purchase Total Home Health for a purchase price of $5.0 million.

   In March 1995, the Company purchased Samaritan Management, Inc., which provides hospice services in Michigan. Total purchase price was $5.5 million. In addition, the Company incurred direct costs of acquisition of $1.0 million. Total goodwill at the date of acquisition was $6.8 million.

  In March 1995, the Company acquired substantially all of the assets of Fidelity Health Care, Inc., a company which provides home healthcare services, temporary staffing services and infusion services in Ohio. Total purchase price was $2.1 million. In addition, the Company incurred direct costs of acquisition of $350,000. Total goodwill at the date of acquisition was $2.3 million.

   In April 1995, the Company purchased the assets of Hometown Nurses Registry, which provides home healthcare in Tennessee. The total purchase price of $500,000. In addition, the Company incurred direct costs of acquisition of $150,000. Total goodwill at the date of acquisition was $646,000.

   In April 1995, the Company purchased the assets of Bernard's X-Ray Mobile Service, which provides x-ray services to long-term care and subacute care facilities. The total purchase price was $100,000. Total goodwill at date of acquisition was $90,000.

   In May 1995, the Company purchased the assets of Stewart's Portable X-Ray, Inc., which provides x-ray services to long-term care and subacute care facilities. The total purchase price was $1.9 million. In addition, the Company incurred direct costs of $100,000. Total goodwill at the date of acquisition was $1.8 million.

   In May 1995, the Company purchased Immediate Care Clinic, an emergency clinic in Amarillo, Texas for approximately $225,000.

   In June 1995, the Company acquired three ancillary services companies which provide mobile x-ray and electrocardiogram services to long-term and subacute care facilities. The total purchase price was $2.2 million. Total goodwill at the date of acquisition was $2.5 million.

   In August 1995, the Company acquired all of the outstanding stock of Senior Life Care Enterprises, Inc. ("SLC"), which provides home health, supplemental staffing, and management services. The total purchase price was $6.0 million representing the issuance of 189,785 shares (the "SLC" Shares) of the Company's Common Stock. The acquisition agreement provided for the issuance of additional shares of Common Stock, if at the time a registration statement covering the resale of the SLC Shares is declared effective the fair market value of the SLC shares is less than $6.0 million. In addition, the Company incurred direct costs of acquisition of $700,000. The total goodwill at the date of acquisition was $5.6 million.

   In September 1995, the Company merged with IntegraCare, Inc. ("IntegraCare"), which provides physical, occupational, and speech therapy to skilled nursing facilities in Florida and operated seven physician practices, in a transaction that was accounted for as a pooling of interests. Accordingly, the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of IntegraCare. In addition, the Company incurred $1.9 million of costs as a result of the IntegraCare merger. This amount is included as a non-recurring charge in the Company's Statement of Operations.

   In September 1995, the Company purchased Mobile X-Ray Limited Partnership, a provider of electrocardiogram services in Maryland, Virginia, West Virginia, and the District of Columbia. The total purchase price was $1.4 million. The total goodwill at the date of purchase was $1.2 million.

   In September 1995, the Company purchased Southern Nevada Physical Therapy Associates, which provides outpatient physical therapy for $500,000.

   In November 1995, the Company purchased Chesapeake Health, which provides electrocardiogram services. The total purchase price was $1.1 million. In addition, the Company incurred direct costs of acquisition of $75,000. The total goodwill at the date of acquisition was $1.02 million.

   In December 1995, the Company purchased Miller Portable X-Ray. The total purchase price was $295,000. The total goodwill at the date of purchase was $275,000.

   In February, 1996, the Company entered into an agreement to acquire First American Health Care of Georgia, Inc., which provides home health services in twenty-three states. The purchase price is $150 million plus an additional earn-out payment based on operational experience in the years 1999 through 2002. First American has filed for protection from creditors under Chapter 11 of the Federal Bankruptcy

Code. The acquisition is subject to the successful completion of a reorganization in bankruptcy court, various regulatory approvals, bank approval, and Board of Directors approval. There can be no assurance that the acquisition will be consummated on these terms or at all.

   In February 1996, the Company acquired Vintage Health Care Center in Denton, Texas. The purchase price was approximately $7 million.

   In March 1996, the Company acquired Rehab Management Services, Inc., an outpatient rehabilitation company in central Florida for approximately $10 million.

   The Company has reached agreements in principle to purchase a hospice company in Chicago, Illinois, for approximately $8 million, and a home health agency in Memphis, Tenessee, for approximately $2 million.

RESULTS OF OPERATIONS

   The following table sets forth for the fiscal periods indicated the percentage of net revenues represented by certain items reflected in the Company's statement of operations and the percentage change in such items from the prior corresponding fiscal periods.

                                           PERCENTAGE OF NET         PERIOD TO PERIOD
                                                REVENUES           INCREASE (DECREASE)
                                       ------------------------- -----------------------
                                                                     YEAR        YEAR
                                                                    ENDED       ENDED
                                                                   DECEMBER    DECEMBER
                                                                   31, 1994    31, 1995
                                        YEARS ENDED DECEMBER 31,   COMPARED    COMPARED
                                       -------------------------
                                         1993     1994     1995    TO 1993     TO 1994
                                                         Restated
                                       -------- -------- -------- ----------- -----------
Net revenues:
 Basic medical services .............     38.3%    37.9%  31.3%   137.7%        36.6%
 Specialty medical services .........     54.7     56.8   65.4    149.6         90.5
 Management services and other ......      7.0      5.3    3.3     82.3          5.0
                                       -------- -------- -------  ----------- -----------
  Total Revenues ....................    100.0    100.0  100.0    140.3         65.6
                                       -------- -------- -------  ----------- -----------
Costs and Expenses:
 Operating expenses .................     71.9     74.2   75.4    148.0         68.2
 Corporate administrative and general      5.7      5.2    4.8    120.1         51.2
 Depreciation and amortization ......      2.7      3.7    3.4    224.5         51.6
 Rent ...............................      7.8      5.9    5.6     82.1         56.9
 Interest, net ......................      1.9      2.9    3.3    261.1         89.2
 Loss from impairment of long-lived
  assets.............................    --       --       7.0         *            *
 Other non-recurring charges.........    --       --       4.2         *            *
                                       -------- -------- -------  ----------- -----------
  Earnings (loss) before equity in
   earnings of affiliates, income
   taxes and extraordinary items ....     10.0      8.1   (3.7)    95.6       (175.6)
Equity in earnings of affiliates  ...      0.4      0.2    0.1     (5.2)        22.7
                                       -------- -------- -------  ----------- -----------
  Earnings (loss) before income taxes
   and extraordinary items ..........     10.4      8.3   (3.6)    91.6       (171.7)
Federal and state income taxes  .....      4.1      3.1   (1.4)    84.2       (173.6)
                                       -------- -------- -------  ----------- -----------
  Earnings (loss) before
   extraordinary items ..............      6.3      5.2   (2.2)    96.3       (170.5)
Extraordinary items .................      0.8      0.6     .1     87.9        (76.3)
                                       -------- -------- -------  ----------- -----------
  Net earnings (loss) ...............      5.5      4.6   (2.3)    97.4       (182.9)
                                       ======== ======== =======  =========== ===========

----------
   * Not meaningful.


YEAR ENDED DECEMBER 31, 1995 (RESTATED) COMPARED TO YEAR ENDED DECEMBER 31, 1994


    Net revenues for the year ended December 31, 1995 increased $466.79 million or 65.6% to $1,178.89 million from the comparable period in 1994. Such increase was attributable to (1) growth in revenues from facilities and ancillary companies in operation in both periods and facilities and ancillary companies acquired during 1994, as well as the conversion of MSU beds at existing facilities of $410.50 million (2) the addition of new facilities acquired or leased and ancillary service business acquired in 1995 which increased revenue by $54.41 million, and (3) increased management services and other revenue of $1.88 million. Basic medical services revenue increased $98.75 million, or 36.6%, from $269.82 million in 1994 to $368.57 million in 1995. Of the $98.75 million increase, $7.67 million, or 7.8%, was attributable to the addition of 433 leased and 442 owned beds in 1995. The remainder of the increases was due to the addition of facilities during 1994, partially offset by the conversion of existing Basic Medical Services beds to MSU beds. Specialty medical services revenue increased from $404.40 million to $770.55 million. Of the $366.15 million increase, $46.44 million, or 12.7%, attributable to revenue from acquisitions subsequent to December 31, 1994. The remainder of the increase is due to increased revenue at facilities in operation in both periods, facilities and ancillary companies acquired during 1994, and the conversion of Basic Medical Services beds to MSU beds in 1995. Management services and other revenues increased from $37.88 million to $39.77 million. The increase was due to the addition of 43 management contracts and improved operating results at facilities managed in both periods partially offset by (1) the purchase of facilities that were previously managed, (2) the reduction in the Trizec consulting fee from $4 million to $3 million, (3) the cancellation of the 29 management contracts (including 23 from Crestwood) during 1995.

   Total expenses for the period increased from $654.30 million to $1,222.59 million, an increase of 86.9%. Of the $568.29 million increase, $360.42 million, or 63.4%, was due to an increase in operating expenses. Salaries, wages, and benefits paid to personnel increased $216.95 million, or 65.2%, from the year ended December 31, 1994. Of the $216.95 million increase, $34.39 million was attributable to facilities and ancillary companies acquired subsequent to December 31, 1994. The remaining increase resulted from salary increases for existing employees, increases in salaries due to facilities and ancillary companies acquired during 1994, as well as additional personnel needed due to increased census and the increased medical acuity level of the Company's patients. Other operating expenses, which include physician fees and fees paid to independent contractors providing rehabilitative therapy, utilities, food supplies and facility maintenance, increased $143.47 million, or 73.5%, as compared to December 31, 1994. Of this increase, $12.67 million was attributable to the aforementioned facilities and ancillary companies acquired in 1995.


   Corporate administrative and general expenses for the year ended December 31, 1995 increased by $18.98 million, or 51.2%, over the comparable period in 1994. This increase primarily represents additional operations, information systems, finance, accounting and other personnel to support the growth of owned, leased, and managed facilities and related services businesses. Depreciation and amortization increased to $39.96 million during the year ended December 31, 1995, a 51.6% increase as compared to $26.37 million in the comparable period of 1994. Of the $13.59 million increase, $852,000 was attributable to depreciation and amortization at facilities and ancillary businesses acquired in 1995. The remaining increase was primarily due to the amortization and depreciation related to increased routine and capital expenditures at existing facilities, increased amortization of deferred pre-opening costs for newly opened MSUs, increased debt issue costs and increases in depreciation and amortization of facilities and ancillary companies acquired during 1994. Rent expense increased by $23.97 million, or 56.9%, over the comparable period in 1994, primarily the result of the full year effect of fifty leaseholds acquired in 1994, the acquisition of three leaseholds acquired in 1995, and increases in contingent rentals based on gross revenues, partially offset by the purchase of two geriatric care facilities previously leased by the Company. Net interest expense increased $18.38 million during the year ended December 31, 1995 to $38.98 million. The increase was primarily the result of the full year effect of 10 3/4% Senior Subordinated Notes due 2004 issued in July 1994, the 9 5/8% Senior Subordinated Notes issued in May 1995, and increased borrowings under the Company's $500 million credit and term loan facility which closed in May 1995.

   In the fourth quarter of 1995, the Company, as well as industry analysts, concluded that Medicare and Medicaid reform was imminent. Both the House and Senate balanced budget proposals proposed a reduction in future growth in Medicare and Medicaid spending from 10% a year to approximately 4-6% a year. While Medicare and Medicaid reform had been discussed prior to the fourth quarter, the Company came to believe that a future reduction in the growth of Medicare and Medicaid spending was virtually a certainty. Such reforms include, in the near term, a continued freeze in the Medicare routine costs limit ("RCL"), followed by reduced increases in later years, more stringent documentation requirements for Medicare RCL exception requests, reductions in the growth in Medicaid reimbursement in most states, as well as salary equivalency in rehabilitative services, and, in the longer term (2-3 years),
                                       38
a switch to a prospective payment system for home care and nursing homes, and repeal of the "Boren Amendment", which requires that states pay hospitals "reasonable and adequate" rates. The Company estimated the effect of the aforementioned reforms on each nursing and subacute facility, as well as on its rehabilitative services, respiratory therapy, home care, mobile diagnostic and pharmacy divisions by reducing (or in some cases increasing) the future revenues and expense growth rates for the impact of each of the aforementioned factors. Accordingly, these events and circumstances triggered the early adoption of Statement of Financial Accounting Standards No. 121 in the fourth quarter of 1995. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used.

   In estimating the future cash flows for determining whether an asset is impaired and if expected future cash flows used in measuring assets are impaired, the Company grouped its assets at the lowest level for which there are identifiable cash flows independent of other groups of assets. These levels were each of the individual nursing/subacute facilities, and each of the home health, rehabilitative therapy, respiratory therapy, pharmacy and mobile diagnostics divisions. The results of comparing future undiscounted cash flows to historical carrying value were that some individual nursing facilities and one assisted living facility were identified for an impairment charge. None of the remaining facilities or business units were identified since only those facilities or business units where the carrying value exceeded the undiscounted cash flows are considered impaired. Prior to adoption of SFAS 121, the Company evaluated impairment on the entity level. Such an evaluation yielded no impairment as of September 30, 1995.

   After determining the facilities identified for an impairment charge the Company determined the estimated the fair value of such facilities. Also, the Company obtained valuation estimates prepared by independent appraisers or had received offers from potential buyers on 6 of the facilities identified for impairment, comprising 72.4% of the total charge. Such valuation estimates were obtained to corroborate the Company's estimate of value. The excess carrying value of goodwill, buildings and improvements, leasehold improvements and equipment above the fair value was $83.32 million (of which $1.53 million represents goodwill and $81.79 million represents property and equipment) and is included in the statement of operations for 1995 as loss on impairment of long-lived assets.

   During the fourth quarter of 1995, the Company terminated the Crestwood management contract, a 10 year contract entered into in January 1994 to manage 23 long-term care and psychiatric facilities in California owned by Crestwood Hospital. The terms of the contract required the payment of a management fee to IHS and a preferred return to the Crestwood owners. IHS terminated the management contract with Crestwood Hospital due primarily to changes in California Medicaid rates which no longer provided sufficient cash flow at the facilities to support both IHS' management fee and the preferred return to the owners. As a result, the Company incurred a loss of $21.92 million. Such loss consists of the write-off of $8.50 million of management fees, $11.10 million of loans made to Crestwood Hospital and the owners of Crestwood, as well as the interest thereon, and $2.32 million of contract acquisition costs. During the third quarter of 1995, the Company merged with IntegraCare, Inc. in a transaction accounted for as a pooling of interests. In connection with this transaction, the Company incurred merger costs of $1.94 million for accounting, legal and other costs. In addition, in the fourth quarter of 1995 IHS changed its accounting estimate regarding the future benefit of deferred pre-opening costs. This change was made in recognition of the change in estimated future benefit on such costs resulting from the effects of the aforementioned Medicare and Medicaid reforms. As a result, the Company wrote-off $25.78 million of deferred pre-opening costs. These costs are included as an other non-recurring charge on the statement of operations and are included as a component of income from continuing operations.

   Equity in earnings of affiliates increased by 22.7% to $1.44 million from $1.18 million in the comparable period of 1994.

   Earnings before income taxes and extraordinary item decreased by 171.7% to a loss of $42.26 million for the year ended December 31, 1995, as compared to income of $58.98 million for the comparable period in 1994. The decrease was primarily due to certain non-cash charges discussed above. The provision for state and federal income taxes decreased from expense of $22.12 million in 1994 to a benefit of $16.27 million in 1995. Net loss and fully diluted loss per share for 1995 were $27.00 million and $1.26 per share respectively, compared to net earnings and fully diluted earnings per share for 1994 of $32.59 million and $1.57 per share. During the year ended December 31, 1995, the Company incurred a $1.01 million (net of tax benefit) or 5 cents a share extraordinary loss on the extinguishment of debt, as compared to $4.27 million or 16 cents a share (fully-diluted) in 1994. Weighted average shares decreased from 27,154,153 (fully-diluted) in 1994 to 21,463,464 in 1995. The weighted average shares decreased because the impact of the convertible debentures and options outstanding are not included in weighted average shares because they are antidillutive in 1995.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

   Net revenues for the year ended December 31, 1994 increased $415.80 million, or 140.3%, to $712.1 million from the comparable period in 1993. Such increase was attributable to (1) growth in revenues from those facilities and MSU beds in operation during both years of $58.28 million; (2) the addition of new facilities acquired or leased, MSU beds opened in 1994 and ancillary service businesses acquired in 1994 which increased revenue by $340.41 million; and (3) growth in management services and other revenues of $17.11 million resulting from the addition of new management agreements and increased revenues at facilities managed by the Company in both periods. Basic medical services revenue increased from $113.51 million to $269.82 million. Of the $269.82 million in basic medical services revenue in 1994, $164.91 million, or 61.1%, was attributable to the addition of 6,422 leased and 3,757 owned beds representing fifty leased and twenty-seven owned facilities, respectively, subsequent to December 1, 1993 (excluding 15 facilities acquired in December
1993 which were being held for sale). Basic medical services revenue of facilities in operation during both periods decreased during the year ended December 31, 1994 as a result of skilled nursing beds being converted to MSU beds after December 31, 1993. Specialty medical services revenue increased from $162.0 million to $404.4 million. Of the $242.4 million increase, $68.26 million, or 28.2%, was attributable to increases in occupancy and beds in operation at the MSUs operating in both periods and increases in other specialty medical services, which includes rehabilitation and other services provided at the long-term care level, as well as the expansion of existing MSUs by 100 beds. The remaining $174.14 million, or 71.8%, was attributable to forty-six MSUs opened during 1994 (not including MSUs opened at its managed care facilities) and revenues from companies acquired subsequent to December 1, 1993 which provide pharmacy, rehabilitation, home healthcare, mobile x-ray and electrocardiogram and similar services. Management services and other revenues increased from $20.78 million to $37.88 million. The increase was attributable to forty-two new management contracts entered into in 1994 as well as the $4.0 million management fee from Trizec. The remaining increase is due to the improved operating results at the facilities under management at December 31, 1993, which resulted in higher managements fees at facilities which the Company managed in both periods partially offset by decreases due to the Company entering into operating leases with facilities which were previously managed and the sale of PCM.

   Total  expenses  for the period  increased  to $654.30  million  from $266.76 million, an increase of 145.3%. Of the $387.54 million increase, $315.20 million, or 81.3%, was due to an increase in operating expenses. Salaries, wages and benefits paid to personnel increased $201.11 million, or 152.7%, from the year ended December 31, 1993. Of the $201.11 million increase, $152.07 million was attributable to the opening of 46 new MSUs in 1994, the acquisition of twenty-seven facilities (excluding thirteen facilities held for sale), and the leasing of fifty facilities (excluding two facilities held for sale), including 28 facilities added in December 1993. and the companies acquired subsequent to December 1, 1993 which provide pharmacy, rehabilitation, home healthcare, mobile x-ray and electrocardiogram and similar services. The remaining increase resulted from salary increases for existing employees as well as additional personnel needed due to increased census and the increased medical acuity level of the Company's patients. Other operating expenses, which include physician fees and fees paid to independent contractors providing rehabilitative therapy, utilities, food supplies and facility maintenance, increased $114.09 million, or 140.5%, over the period ended December 31, 1993. Of this increase, $105.32 million was attributable to the aforementioned MSU openings in 1994 and the aforementioned acquisitions since December 1, 1993.

   Corporate administrative and general expenses for the year ended December 31, 1994 increased by $20.21 million, or 120.1%, over the comparable period in 1993. This increase primarily represents additional operations, information systems, finance, accounting and other personnel to support the growth of owned, leased and managed facilities and related services businesses. Depreciation and amortization increased to $26.37 million during the year ended December 31, 1994, a 224.5% increase as compared to $8.13 million in the same period in 1993. Of this increase, $10.60 million was attributable to the depreciation of facilities and related service companies acquired since December 1, 1993. The remaining increase was primarily due to the amortization and depreciation related to increased routine and capital expenditures at existing facilities as well as an increase in amortization of deferred pre-opening costs for newly opened MSUs and increased debt issue costs. Rent expense increased by $19.0 million, or 82.1%, over the comparable period in 1993, primarily as a result of the acquisition of leasehold interests in fifty facilities subsequent to December 1, 1993, rent expense from the sale and leaseback of three geriatric care facilities (Mountain View, Gravois and Northern Virginia), and increases in contingent rentals which are based on gross revenue of certain leased facilities. Net interest expense increased by $14.90 million during the year ended December 31, 1994 to $20.60 million. The increase in interest expense was primarily a result of the Company's 5 3/4 % convertible subordinated debentures due 2001 issued in December 1993 and January 1994, increased borrowings under its credit and term loan facility which closed in September 1994, the 10 3/4 % Senior Subordinated Notes due 2004 issued in July 1994 and interest expense on debt assumed in the CPL acquisition.

   Equity in earnings of affiliates decreased by 5.2% to $1.18 million for the year ended December 31, 1994 as compared to $1.24 million for the comparable period in prior year.

   Earnings before income taxes and extraordinary item increased by 91.6% to $58.98 million for the year ended December 31, 1994, as compared to $30.79 million for the comparable period in the prior year. The provision for federal and state taxes was $22.12 million for the year ended December 31, 1994, and $12.01 million for the same period in the prior year. Net earnings and fully diluted earnings per share for 1994 were $32.59 million and $1.57 per share, respectively, as compared to $16.51 million or $1.22 per share, respectively for 1993. During the year ended December 31, 1994 the Company incurred a $4.27 million (net of tax benefit) or 16 cents per share (fully-diluted) extraordinary loss on the extinguishment of debt, as compared to $2.28 million (net of tax benefit) or 13 cents per share (fully-diluted) in the prior year. Interest expense and amortization of underwriting costs related to the convertible subordinated debentures are added, net of tax, to income for the purpose of calculating fully diluted earnings per share. Weighted average shares (fully diluted) increased 9,893,074 shares or 57.3% to 27,154,153 shares from the comparable period in 1993, primarily as a result of the convertible subordinated debentures issued in December 1993 and January 1994 and the issuance of approximately 3.5 million shares of Common Stock in an underwritten equity offering in July 1994, as well as shares issued in connection with acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 1995

   At December 31, 1995, the Company had net working capital of $136.32 million, as compared with $76.38 million at December 31, 1994. There are no material capital commitments for capital expenditures as of the date of this filing.
Patient accounts receivable and third-party payor settlements receivable increased $66.94 million to $230.28 million at December 31, 1995, as compared to $163.34 million at December 31, 1994. Of the $66.94 million increase, $13.40 million related primarily to acquisitions of new facilities and related service businesses in 1995; the remainder of $53.54 million related to activities in operations during both years and was consistent with the growth in revenues of such activities in 1995. Gross patient accounts receivable were $226.82 million at December 31, 1995 as compared with $165.88 million at December 31, 1994. Third-party payor settlements receivable from federal and state governments (i.e. Medicare and Medicaid cost reports) were $33.03 million at December 31, 1995 as compared to $22.63 million at December 31, 1994. Approximately $7.6 million, or 23.0%, of the third-party payor settlements receivable at December 31, 1995 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare, as compared to approximately $6.2 million, or 27.4%, at December 31, 1994. The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining waivers of these cost limitations. The Company has submitted waiver requests for 133 cost reports, covering all cost report periods through December 31, 1994. To date, final action has been taken by the Health Care Financing Administration ("HFCA") on 131 waiver requests covering cost report period through December 31, 1994. The Company's final rates as approved by HCFA represent approximately 96% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

   All remaining balance sheet increases were due to acquisitions and normal growth in operations in both years which was consistent with the growth in revenues of such operations in 1995.

   On May 18, 1995, IHS issued $115,000,000 aggregate principal amount of its 9 5/8 % Senior Subordinated Notes due 2002, which it subsequently exchanged for its 9 5/8 % Senior Subordinated Notes due 2002, Series A, which were identical in all respects except that they have been registered under the Securities Act of 1933, as amended, and listed on the New York Stock Exchange (the "Senior
Notes"). Interest on the Senior Notes is payable semi-annually on May 30 and November 30, commencing November 30, 1995. The Senior Notes are not redeemable prior to maturity. In the event of a change in control of IHS, each holder of Senior Notes may require IHS to repurchase such holder's Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The Indenture under which the Senior Notes were issued contains covenants, including, but not limited to, covenants with respects to the following matters: (i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt; (iii) limitations on liens; (iv) limitations on the issuance of preferred stock by IHS's subsidiaries; (v) limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person, and
(ix) limitations on investments and loans. The Company used $78.0 million of the net proceeds from the sale of the Senior Notes to repay a portion of the $188.0 million then outstanding under its credit facility, and used the remaining approximately $33.3 million for general corporate purposes, including working capital.

   In May 1995, the Company closed a $500 million revolving credit and term loan agreement with Citicorp USA, Inc., the agent and certain other lenders which replaced the $250 million revolving credit and term loan facility. Amounts outstanding under the revolving loan on April 30, 1997 are to be converted to a term loan with a final maturity date of March 31, 2001. The revolving credit and term loan agreement is secured by a pledge of all the stock of substantially all of the Company's subsidiaries and bears interest based upon the LIBOR plus 1.5% which was 6.94% at December 31, 1995. The facility will be used to finance the Company's working capital requirements, to make acquisitions and for general corporate purposes.

   The credit agreement evidencing the Facility limits the Company's ability to incur indebtedness or contingent obligations, to make additional acquisitions, to create or incur liens on assets, to pay dividends and to purchase or redeem the Company's stock. Also, the credit agreement requires that the Company meet certain financial tests, and provides the banks with the right to require the payment of all of the amounts outstanding under the credit agreement if any person other than Dr. Robert N. Elkins owns more that 40% of the Company's capital stock. Amounts repaid under the revolving loan facility may be reborrowed until April 30, 1997. The Facility replaces the Company's $250 million revolving credit facility which closed in September 1994.

   Net cash provided by operating activities was $31,599,000 for the year ended Decenber 31, 1995 as compared to $27,139,000 provided by operating activities for the comparable period in 1994. Cash provided by operating activities for the year ended December 31, 1995 increased from the comparable period in 1994 primarily as a result of an increase in net earnings before non-cash charges, offset by an increase in patient accounts and third-party payor settlements receivable.

   Net cash provided by financing activities was $192,918,000 for the year ended December 31, 1995 as compared to $243,866,000 for the comparable period in 1994. In both periods, the Company received proceeds from long-term borrowings. In addition, the Company repurchased 400,600 of its common shares for $12,790,000.

   Net cash used by investing activities was $246,289,000 for the year ended December 31, 1995 as compared to $219,158,000 for the year ended December 31, 1994. Cash used for the purchase of property, plant and equipment was $131,080,000 for the year ended December 31, 1995 and $91,354,000 in the comparable period in fiscal 1994. During 1995, the Company sold 10 of its facilities for $33,153,000. Cash used for business acquisitions was $96,671,000 for 1995 as compared to $152,791,000 for 1994.

    The Company's contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $51.2 million as of December 31, 1995. The Company is obligated to purchase its Greenbriar facility upon a change in control of the Company. The net purchase price of the facility is approximately $4.0 million. The lessor of this facility has the right to require Messrs. Robert Elkins and Timothy Nicholson to purchase all or any part of 13,944 shares of Common Stock owned by it at a per share purchase price equal to the sum of $12.25 per share plus 9% simple interest per annum from May 8, 1988 until the date of such purchase. The Company has agreed to purchase such shares if Messrs. Elkins and Nicholson fail to do so. This amount aggregated approximately $331,000 at December 31, 1995. The Company has guaranteed approximately $6.6 million of the lessor's indebtedness. The Company is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company has jointly and severally guaranteed a $1.2 million construction loan made to River City Limited Partnership in which the Company has a 30% general partnership interest. IHS entered into an agreement with Tutera Group, Inc. whereby IHS guaranteed all debt owed by Tutera Group to Continental Bank. The amount guaranteed at December 31, 1995 is $4.1 million. The Company has guaranteed approximately $4.0 million of a construction loan for Trizec, the entity from which the Company purchased the Central Park Lodges facilities. The Company has established an irrevocable standby letter of credit with the Bank of Nova Scotia to provide for the Company's self-insured worker's compensation obligation. The maximum obligation was $14.0 million at December 31, 1995. The Company has established a $1.0 milion irrevocable standby letter of credit with the Bank of Nova Scotia to secure its performance under two management contracts. The Company has established a $170,000 irrevocable standby letter of credit with the Bank of Nova Scotia to provide for the Company's health benefits obligation. The Company has guaranteed approximately $8.7 million owed by Litchfield Asset Management Corporation to National Health Investors. In addition, the Company has obligations under operating leases aggregating approximately $267.0 million at December 31, 1995.

    The liquidity of the Company will depend in large part on the timing of payments by private third-party and governmental payors. In addition, the Company's liquidity is dependent upon the timing of the approvals, if any, of waivers of Medicare regional cost reimbursement limitations which exceed the limits established under Medicare. Costs in excess of the regional reimbursement limits relate to the delivery of services and patient care to the Company's MSU patients.


   The Company anticipates that working capital from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1996 through its existing operations, continued implementation of its MSU programs at existing facilities as well as newly acquired facilities and by the acquisition of additional facilities or agreements to manage additional facilities. The Company will fund future acquisitions with a combination of cash flow from operations, bank borrowings and debt and equity offerings.

QUARTERLY RESULTS (UNAUDITED)

   Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters.

                                                                          THREE MONTHS ENDED
                                       --------------------------------------------------------------------------------------------
                                                            1994                                            1995
                                       -------------------------------------------- -----------------------------------------------
                                                                                                                           DEC. 31,
                                                                                                                              AS
                                        MARCH 31    JUNE 30    SEPT. 30     DEC. 31     MARCH 31    JUNE 30    SEPT. 30  RESTATED(2)
                                       ---------   ---------   ---------   ---------   ---------   ---------   --------- -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
 Basic medical services               $  54,371   $  54,735   $  69,042   $  91,669   $  89,336   $  87,365   $  95,482   $  96,386
 Specialty medical
  services                               73,634      81,524     106,806     142,437     176,158     188,331     193,604     212,461
 Management services and
  other                                  10,116       9,603       9,282      10,059       9,456      11,000      10,440      10,312
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total                                138,121     145,862     185,130     244,165     274,950     286,696     299,526     319,159
Cost and Expenses:
 Operating expenses                     102,049     107,275     136,469     182,338     207,304     214,404     224,457     242,386
 Corporate administrative
  and general                             7,686       8,566       9,675      11,114      12,402      14,174      14,262      15,178
 Depreciation and
  amortization                            5,117       5,357       6,832       9,061       8,960       9,682       9,867      11,452
 Rent                                     8,022       8,210      10,859      15,067      16,066      16,454      16,726      16,879
 Interest, net                            4,405       5,127       4,796       6,274       7,330       8,585      10,955      12,107
 Loss from impairment of
  long-lived assets                          --          --          --          --          --          --          --      83,321
 Other non-recurring charges .               --          --          --          --          --          --       1,939      47,700
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
 Earnings (loss) before income
  taxes and extraordinary
  items                                  10,842      11,327      16,499      20,311      22,888      23,397      21,320    (109,864)
Income tax provision
 (benefit)                                4,066       4,248       6,187       7,616       8,812       9,008       8,208     (42,298)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Earnings (loss) before
 extraordinary items(1)                   6,776       7,079      10,312      12,695      14,076      14,389      13,112     (67,566)
Extraordinary items                          --          --       4,274          --          --         508          --         505
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
 Net earnings (loss)                  $   6,776   $   7,079   $   6,038   $  12,695   $  14,076   $  13,881   $  13,112   $ (68,071)
                                      =========   =========   =========   =========   =========   =========   =========   =========
Per Common Share-fully
 dilluted:
 Earnings (loss) before
  extraordinary items                 $     .39   $     .40   $     .44   $     .50   $     .53   $     .54   $     .52   $   (3.03)
 Net earnings (loss)                        .39         .40         .28         .50         .53         .52         .52       (3.06)
                                      =========   =========   =========   =========   =========   =========   =========   =========

---------

(1) Extraordinary items relate to extinguishments of debt. See note 14 to Consolidated Financial Statements.

(2) Restatement represents the Company's recalculation of its loss on impairment of long-lived assets, as well as the Company's write-off of deferred pre-opening costs in connection with its change in estimate as it relates to such costs. See note 17 to Consolidated Financial Statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE
                                                                   -------
Independent Auditors' Report ......................................  46

Consolidated Balance Sheets at December 31, 1994 and 1995  ........  47

Consolidated Statements of Operations for the years ended

December 31, 1993, 1994 and 1995 ..................................  48

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1994 and 1995 ............................  49

Consolidated Statements of Cash Flows for the years ended
December 31, 1993, 1994 and 1995 ..................................  50

Notes to Consolidated Financial Statements ........................  51

Schedule II--Valuation and Qualifying Accounts ....................  80



   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are inapplicable or the information has been provided in the Consolidated Financial Statements or the Notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Integrated Health Services, Inc.:

   We have audited the accompanying consolidated financial statements of Integrated Health Services, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Health Services, Inc. and subsidiaries at December 31, 1994 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in notes 1 and 17 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of," in 1995.

                                                         KPMG PEAT MARWICK LLP

Baltimore, Maryland
March 22, 1996

              INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,

                                                                      --------------------
                                                                                   1995,
                                                                                AS RESTATED
                                                                      1994       (NOTE 17)
                                                                     ------     --------------
                             Assets
Current Assets:
 Cash and cash equivalents .....................................  $   60,689   $   38,917
 Temporary investments .........................................       2,658        2,387
 Patient accounts and third-party payor settlements
  receivable, net (note 3) .....................................     163,341      230,282
 Supplies, inventories, prepaid expenses and other current
  assets .......................................................      25,470       25,629
 Income tax receivable..........................................          --       16,517
                                                                  ------------ --------------
   Total current assets ........................................     252,158      313,732
Property, plant and equipment, net (note 5) ....................     628,182      758,127
Assets held for sale (note 2) ..................................      66,106           --
Intangible assets (notes 2 and 6) ..............................     260,688      288,033
Investments in and advances to affiliates (note 4)  ............      15,593       29,362
Other assets ...................................................      33,262       44,476
                                                                  ------------ --------------
   Total assets ................................................  $1,255,989   $1,433,730
                                                                  ============ ==============
               Liabilities and Stockholders' Equity
Current Liabilities:
 Current maturities of long-term debt (note 8) .................  $    8,972   $    5,404
 Accounts payable and accrued expenses (note 7) ................     161,117      172,013
 Income taxes ..................................................       5,686           --
                                                                  ------------ --------------
   Total current liabilities ...................................     175,775      177,417
                                                                  ------------ --------------
Long-term debt (note 8):
 Convertible subordinated debentures ...........................     258,750      258,750
 Other long-term debt less current maturities ..................     283,730      506,507
                                                                  ------------ --------------
   Total long-term debt ........................................     542,480      765,257
                                                                  ------------ --------------
Deferred income taxes (note 11) ................................      75,656       52,279
Deferred gain on sale-leaseback transactions (note 2)  .........       8,267        7,249

Commitments and contingencies (notes 4, 9, 10 and 12)

 Stockholders' equity (note 10):
 Preferred stock, authorized 15,000,000 shares; no shares issued
  and outstanding in 1994 and 1995 .............................         --            --
 Common stock, $0.001 par value. Authorized 150,000,000 shares;
  issued 20,917,623 shares in 1994 and 21,785,334 in 1995
  (including 400,600 treasury shares in 1995) ..................          21           22
 Additional paid-in capital ....................................     392,402      410,345
 Retained earnings .............................................      61,388       33,951
 Treasury stock, at cost (400,600 shares in 1995)(note 10)......         --       (12,790)
                                                                  ------------ --------------
   Total stockholders' equity ..................................     453,811      431,528
                                                                  ------------ --------------
   Total liabilities and stockholders' equity ..................  $1,255,989   $1,433,730
                                                                  ============ ==============


         See accompanying notes to consolidated financial statements.

              INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                                                     1995,
                                                                                 AS RESTATED
                                                           1993       1994         (NOTE 17)
                                                          -------- ----------   -------------
Net revenues:
 Basic medical services ................................  $113,508   $269,817   $  368,569
 Specialty medical services ............................   162,017    404,401      770,554
 Management services and other .........................    20,779     37,884       39,765
                                                          ---------- ---------- -------------
   Total revenues ......................................   296,304    712,102    1,178,888
                                                          ---------- ---------- -------------
Costs and expenses:
 Operating expenses:
  Salaries, wages, and benefits ........................   131,705    332,812      549,766
  Other operating expenses .............................    81,231    195,319      338,785
 Corporate administrative and general ..................    16,832     37,041       56,016
 Depreciation and amortization .........................     8,126     26,367       39,961
 Rent (note 9) .........................................    23,156     42,158       66,125
 Interest (net of investment  income of $2,669,  $1,121
  and $1,876 for the years ended December 31, 1993, 1994
  and 1995, respectively)(note 8) ......................     5,705     20,602       38,977
 Loss from impairment of long-lived assets (note 17)....        --         --       83,321
 Other non-recurring charges (notes 6 and 17)...........        --         --       49,639
                                                          ---------- ---------- -------------
   Total costs and expenses ............................   266,755    654,299    1,222,590
                                                          ---------- ---------- -------------
    Earnings (loss) before equity in earnings of
     affiliates, income taxes and extraordinary items ..    29,549     57,803      (43,702)
Equity in earnings of affiliates (note 4)...............     1,241      1,176        1,443
                                                          ---------- ---------- -------------
    Earnings (loss) before income taxes and
     extraordinary items ...............................    30,790     58,979      (42,259)
Federal and state income taxes (note 11) ...............    12,008     22,117      (16,270)
                                                          ---------- ---------- -------------
    Earnings (loss) before extraordinary items .........    18,782     36,862      (25,989)
Extraordinary items (note 14) ..........................     2,275      4,274        1,013
                                                          ---------- ---------- -------------
   Net earnings (loss)..................................  $ 16,507   $ 32,588   $  (27,002)
                                                          ========== ========== =============
Per Common Share--primary:
 Earnings (loss) before extraordinary item .............  $   1.39   $   1.99   $    (1.21)
 Net earnings (loss) ...................................      1.22       1.75        (1.26)
                                                          ========== ========== =============
Per Common Share--fully diluted:
 Earnings (loss) before extraordinary item .............  $   1.35   $   1.73   $    (1.21)
 Net earnings (loss) ...................................      1.22       1.57        (1.26)
                                                          ========== ========== =============

         See accompanying notes to consolidated financial statements.

              INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                   ADDITIONAL
                                                           PREFERRED    COMMON       PAID-IN      RETAINED   TREASURY
                                                             STOCK      STOCK        CAPITAL      EARNINGS     STOCK       TOTAL
                                                         ------------ ---------   ------------ -----------   ---------- -----------

Balance at December 31, 1992                              $      --    $      12    $ 133,310   $  12,691     $    --      $146,013
Issuance of 1,265,539 shares of common stock in
connection with acquisitions                                     --            1       32,339          --           --       32,340
Issuance of warrants in connection with acquisitions             --           --        2,100          --           --        2,100
Exercise of warrants for 72,259 shares of common stock           --           --          677          --           --          677
Issuance of 13,447 shares of common stock in
connection with the employee stock purchase plan                 --           --          285          --           --          285
Exercise of employee stock options for 795,008 shares
of common stock                                                  --            1       12,128          --           --       12,129
Tax benefit arising from exercise of employee stock
options                                                          --           --          740          --           --          740
Issuance of shares in connection with IntegraCare,
Inc.'s initial public offering                                   --           --        5,715          --           --        5,715
Net earnings                                                     --           --           --      16,507           --       16,507
                                                           ---------    ---------   ---------    ---------    ---------    ---------

Balance at December 31, 1993                                     --           14      187,294      29,198           --      216,506
Issuance of 2,620,309 shares of common stock in
connection with acquisitions                                     --            2       92,429          --           --       92,431
Issuance of warrants in connection with acquisitions ..          --           --        3,000          --           --        3,000
Exercise of warrants for 113,848 shares of common
stock                                                            --           --        2,508          --           --        2,508
Issuance of 21,670 shares of common stock in
connection with employee stock purchase plan                     --           --          551          --           --          551
Issuance of 3,477,384 shares of common stock in
connection with a public offering, less issuance
costs                                                            --            4       98,634          --           --       98,638
Exercise of employee stock options for 521,992 shares
of common stock                                                  --            1        7,986          --           --        7,987
Declaration of cash dividend, $0.02 per share of
common stock                                                     --           --           --        (398)          --         (398)
Net earnings                                                     --           --           --      32,588           --       32,588
                                                           ---------    ---------   ---------    ---------    ---------    ---------

Balance at December 31, 1994                                     --           21      392,402      61,388           --      453,811
Issuance of 385,216 shares of common stock in
connection with acquisitions                                     --            1        9,794          --           --        9,795
Issuance of warrants in connection with acquisitions ..          --           --          339          --           --          339
Issuance of 49,377 shares in connection with employee
stock purchase plan                                              --           --        1,339          --           --        1,339
Acquisition of 400,600 shares of treasury stock                  --           --           --          --      (12,790)     (12,790)
Exercise of employee stock options for 340,244 shares
of common stock                                                  --           --        5,676          --           --        5,676
Exercise of warrants for 44,181 shares of common stock           --           --          795          --           --          795
Declaration of cash dividend, $0.02 per share of
common stock                                                     --           --           --        (435)          --         (435)
Net loss                                                         --           --           --     (27,002)          --      (27,002)
                                                           ---------    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1995                              $      --    $      22    $ 410,345   $  33,951    $ (12,790)   $ 431,528
                                                           =========    =========    ========    ========     =========    =========

         See accompanying notes to consolidated financial statements.

              INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                                                           1995,
                                                                                       AS RESTATED
                                                                 1993         1994      (NOTE 17)
                                                              ---------    ---------   -------------
Cash flows from operating activities:
 Net earnings (loss)                                         $  16,507    $  32,588    $ (27,002)
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Extraordinary items                                           3,730        6,839        1,647
   Loss from impairment of long-lived assets                        --           --       83,321
   Loss from termination of management contract, write-off
    of deferred pre-opening costs and other                         --           --       47,700
   Undistributed results of joint ventures                         (83)        (142)        (431)
   Depreciation and amortization                                 8,126       26,367       39,961
   Deferred income taxes and other non-cash items                3,289        2,628      (22,920)
   Amortization of deferred gain on sale-leaseback                (308)        (680)      (1,018)
   Increase in patient accounts and third-party payor
    settlements receivable                                     (20,443)     (42,998)     (62,512)
   Increase in supplies, inventories, prepaid expenses and
    other current assets                                           (69)        (349)      (6,121)
   Increase (decrease) in accounts payable and accrued
    expenses                                                    (3,098)       1,205        1,177
   Increase in income taxes receivable                              --           --      (16,517)
   Increase (decrease) in income taxes payable                   2,657        1,681       (5,686)
                                                             ---------    ---------    ---------
    Net cash provided by operating activities                   10,308       27,139       31,599
                                                             ---------    ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of capital stock, net                   18,745      109,683        8,399
 Proceeds from long-term borrowings                            383,389      308,467      510,659
 Repayment of long-term borrowings                            (151,239)    (191,338)    (307,440)
 Proceeds from sale-leaseback transactions, net                     --       28,210           --
 Deferred financing costs                                       (8,142)     (11,156)      (5,512)
 Purchase of treasury stock                                         --           --      (12,790)
 Dividends paid                                                     --           --         (398)
                                                             ---------    ---------    ---------
   Net cash provided by financing activities                   242,753      243,866      192,918
                                                             ---------    ---------    ---------
Cash flows from investing activities:
 Purchases of temporary investments                           (241,758)     (48,909)        (401)
 Sales of temporary investments                                251,904      102,498          672
 Business acquisitions                                        (209,214)    (152,791)     (82,686)
 Purchases of property, plant, and equipment                   (59,959)     (91,354)    (145,065)
 Disposition of assets held for sale                                --           --       33,153
 Intangible assets                                              (6,435)      (7,201)     (14,183)
 Investment in affiliates and other assets                     (16,016)     (21,401)     (37,779)
                                                             ---------    ---------    ---------
    Net cash used by investing activities                     (281,478)    (219,158)    (246,289)
                                                             ---------    ---------    ---------
    Increase (decrease) in cash and equivalents                (28,417)      51,847      (21,772)
Cash and cash equivalents, beginning of period                  37,259        8,842       60,689
                                                             ---------    ---------    ---------
Cash and cash equivalents, end of period                     $   8,842    $  60,689    $  38,917
                                                             =========    =========    =========

         See accompanying notes to consolidated financial statements.

   INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Organization and Basis of Presentation

   Integrated Health Services, Inc. (IHS), a Delaware corporation, was formed on March 25, 1986. The consolidated financial statements include the accounts of IHS and its majority-owned and controlled subsidiaries (the Company). In consolidation, all significant intercompany balances and transactions have been eliminated. Investments in affiliates in which the Company has less than majority ownership and control are accounted for by the equity method (see note
4).

   (b) Medical Services Revenues

   Medical services revenues are recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable by third-party payors when applicable. Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare and Medicaid) are accrued in the period the related services are rendered. Settlements receivable and related revenues under such programs are based on annual cost reports prepared in accordance with Federal and state regulations, which reports are subject to audit and retroactive adjustment in future periods. In the opinion of management, adequate provision has been made therefor, and such adjustments in determining final settlements will not have a material effect on financial position or results of operations. Basic medical services revenues represent routine service (room and board) charges of geriatric and assisted living facilities, exclusive of medical specialty units. Specialty medical services revenues represent ancillary service charges of geriatric and assisted living facilities, revenues generated by medical specialty units and revenues of pharmacy, rehabilitation, diagnostic, respiratory therapy, home health, hospice and similar service operations.

   (c) Cash Equivalents and Temporary Investments

   Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less at the date of investment by the Company. Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which superseded SFAS No.
12. The Company's temporary investments, consisting primarily of preferred stocks and municipal bonds, are classified as a trading security portfolio and is recorded at their fair value of $2,658 and $2,387, at December 31, 1994 and 1995 respectively, with net unrealized gains or losses included in earnings. Unrealized holding gains (losses) aggregated ($400) and $245 at December 31, 1994 and 1995, respectively. Realized gains and losses are recorded using the specific identification basis to determine cost.

   (d) Property, Plant and Equipment

   The Company capitalizes costs associated with acquiring health care facilities and related interests therein. Pre-acquisition costs represent direct costs of the investigation and negotiation of the acquisition of operating facilities; indirect and general expenses related to such activities are expensed as incurred. Pre-construction costs represent direct costs incurred to secure control of the development site, including the requisite certificate of need and other approvals, and to perform other initial tasks which are essential to the development and construction of a facility. Pre-acquisition and pre-construction costs are transferred to construction in progress and depreciable asset categories when the related tasks are completed. Interest cost incurred during construction is capitalized. Non-refundable purchase option fees related to operating leases are generally accounted for as leasehold interests and treated as deposits until (1) the option is exercised, whereupon the deposit is applied as a credit against the purchase price, or (2) the option period expires, whereupon the deposit is written off as lease termination expense.

   Total costs of facilities acquired are allocated to land, land improvements, equipment and buildings (or leasehold interests therein) based on their respective fair values determined generally by independent appraisal. Cost in excess of such identified fair values is classified as intangible assets of businesses acquired.

   (e) Depreciation

   Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, generally 25 years for land improvements, 10 years for equipment, 40 years for buildings and the term of the lease for costs of leasehold interests and improvements.

   (f) Deferred Financing Costs

   The Company defers financing costs incurred to obtain long-term debt and amortizes such costs over the term of the related obligation. Debt discount is amortized using the debt outstanding (interest) method over the term of the related debt.

   (g) Deferred Pre-opening Costs


   Prior to December 1995, direct costs incurred to initiate and implement new medical specialty service units at nursing facilities (e.g., respiratory therapy, rehabilitation and Alzheimer units) were deferred during the pre-opening period and amortized on a straight-line basis over five years, which corresponded to the period over which the Company receives reimbursement from Medicare. Effective January 1, 1996, the Company changed its policy to expense such costs when incurred. (See note 17).

   (h) Intangible Assets Acquired

   Goodwill and other intangible assets of businesses acquired are amortized by the straight-line method over periods ranging from 10 to 40 years. At December 31, 1995, the Company had $286,895 of goodwill acquired between July 1993 and December 1995, which goodwill is being amortized primarily over 40 years, the period over which such amounts are recoverable from operating cash flows. (see
Note 6).

   (i) Deferred Gains on Sale-Leaseback Transactions

   Gains on the sales of nursing facilities which are leased back under operating leases are initially deferred and amortized over the terms of the leases in proportion to and as a reduction of related rental expense.

   (j) Impairment of Long-Lived Assets

   Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. In December 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying value of an asset is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the related individual facilities and business units (the lowest level for which there are identifiable cash flows independent of the other groups of assets) to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of its facilities and business units using standard industry valuation techniques, including the use of independent appraisals when considered necessary. If an asset tested for recoverability was acquired in a business combination accounted for using the purchase method, the related goodwill is included as part of the carrying value and evaluated as described above in determining the recoverability of that asset.

   In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are changed, the carrying value of affected assets is allocated over the remaining lives.


   Prior to adoption of SFAS No. 121 in 1995, the Company performed its analyses of impairment of long-lived assets by consideration of the projected undiscounted cash flows on an entity-wide basis. The effect of the adoption of SFAS 121 in December 1995 required the Company to perform this analysis on a facility-by-facility and individual business unit basis. This resulted in the recognition of a loss on impairment of long-lived assets (see note 17). If the facility-by-facility and individual business unit analysis had been adopted prior to December 1995, the Company may have incurred the loss on impairment of long-lived assets prior to December 1995.


   (k) Income Taxes

   Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the related tax bases of assets and liabilities. Such tax effects are measured by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse, and the effect of a change in tax rates is recognized in the period that includes the date of enactment.

   (l) Earnings Per Share

   Primary earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock, assumed to be exercised using the treasury stock method. Fully diluted earnings per share is computed as described above, except that the weighted average number of common equivalent shares is determined assuming the dilution resulting from the issuance of the aforementioned options and warrants at the end-of-period price per share, rather than the weighted average price for the period, and the issuance of common shares upon the assumed conversion of the convertible subordinated debentures. An adjustment for interest expense and amortization of underwriting costs related to such debentures is added, net of tax, to earnings for the purpose of calculating fully diluted earnings per share. Such adjustment and the weighted average number of common and common equivalent shares used in the computations of earnings per share were as follows:

                                                  YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1993         1994          1995
                                         ------------ ------------ -------------
Weighted Average Shares:
 Primary ................................ 13,478,683   18,568,599   21,463,464
 Fully diluted .......................... 17,261,079   27,154,153   21,463,464
Adjustment for interest on convertible
 debentures .............................$     4,516  $    10,048  $       --
                                         ============ ============ =============

   (m) Business and Credit Concentrations

   The Company's medical services revenues are provided through 122 owned and leased facilities located in 30 states throughout the United States. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignments of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations) (see note 3).

   (n) Merger with IntegraCare, Inc.

   In August 1995, the Company merged with IntegraCare, Inc. (Integra) which provides physical, occupational and speech services to skilled nursing facilities, hospitals, outpatient clinics, home health agencies and schools in Florida. The Company exchanged 681,723 shares of its Common Stock for all of the outstanding stock of Integra. The merger was accounted for using the pooling of interests method and the accompanying financial statements have been presented as though the merger had occurred effective December 31, 1992. Accordingly, the consolidated financial statements and financial information included in these notes to the consolidated financial statements for 1993 and 1994 have been restated to combine the financial data of the Company and Integra for those periods. The accounting practices of the Company and Integra were comparable; therefore no adjustments to net assets of either enterprise were required to effect the combination.

   The accompanying consolidated statements of operations for 1993 and 1994 have been restated to include revenues of $15,385 and $29,650, respectively, and net earnings of $1,036 and $1,648, respectively, related to Integra's operations. The consolidated statement of operations for 1995 includes $17,886 and $891 of revenues and net earnings, respectively, related to the operations of Integra prior to the date of the merger.

   (o) Management Agreements

   IHS manages geriatric care facilities under contract for others for a fee which generally is equal to 4% to 8% of the gross revenue of the geriatric care facility. Under the terms of the contract, IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's expense. In addition, certain management agreements also provide IHS with an incentive fee based on the amount of the facility's operating income which exceeds stipulated amounts. Management fee revenues are recognized when earned and billed, generally on a monthly basis. Incentive fees are recognized when operating results of managed facilities exceed amounts required for incentive fees in accordance with the terms of the management agreement. Management agreements generally have an initial term of ten years, with IHS having a right to renew in most cases. Contract acquisition costs for legal and other direct costs incurred by IHS to acquire long-term management contracts are capitalized and amortized over the term of the related contract. Management periodically evaluates its deferred contract costs for recoverability by assessing the projected undiscounted cash flows, excluding interest, of the managed facilities; any impairment in the financial condition of the facility will result in a writedown by IHS of its deferred contract costs.

   (p) Reclassifications

   Certain amounts presented in 1993 and 1994 have been reclassified to conform with the presentation for 1995.

(2) BUSINESS ACQUISITIONS

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1995

   During the year ended December 31, 1995, the Company acquired the following geriatric care facilities:

   MONTH      TRANSACTION TYPE   FACILITY NAME       LOCATION       BEDS
-----------  ----------------- ----------------- ---------------- -------
August.....  Purchase          Avenel            Plantation, FL   120
August.....  Operating Lease   Cherry Creek      Aurora, CO       190
September .  Operating Lease   Mill Hill         Worcester, MA    101
September .  Operating Lease   Winthrop          Medford, MA      142
November ..  Purchase          Governor's Park   Barrington, IL   150
December ..  Purchase          Carrington Pointe Fresno, CA       172


   The total cost of these acquisitions was approximately $28,600 which includes legal fees and other costs incurred to secure the facilities or leasehold interests in the facilities. In addition, the Company purchased Hershey at Woodlands and Clara Burke facilities, which had previously been leased, at a total cost of approximately $14,700.

   In January 1995, the Company acquired four ancillary services companies which provide mobile x-ray and electrocardiogram services to long-term care and subacute care facilities. The total purchase price was $3,600, including $300 representing the issuance of 7,935 shares of the Company's Common Stock. Total goodwill at the date of acquisition was $3,200.

   In February 1995, the Company acquired all of the assets of ProCare Group, Inc. ("ProCare") and its affiliated entities, which provide home health services in Broward, Dade and Palm Beach counties, Florida. The total purchase price was $3,900, including $3,600 representing the issuance of 95,062 of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $675. Total goodwill at the date of acquisition was $4,400.

   In  February  1995,  the  Company  purchased  the assets of  Epsilon  Medical
Equipment Corporation ("Epsilon"), which provides mobile video fluoroscopy procedures to skilled nursing facilities for the diagnosis of dysphasia for the aspiration of foods and liquids causing pneumonia. The total purchase price was $200 plus an earn-out based on the future earnings of the business, payable in shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $500 and repaid debt of Epsilon of $961. Total goodwill at the date of acquisition was $1,900.

   In February 1995, the Company entered into a management agreement to manage Total Home Health Care, Inc. and Total Health Services, Inc. (collectively "Total Home Health"), which are private-duty and Medicare certified home health agencies in the Dallas/Ft. Worth, Texas market, pursuant to which a subsidiary of the Company receives a management fee of ten dollars per home visit by Total Home Health personnel. The Company was also granted a five-year option to purchase Total Home Health for a purchase price of $5,000.

   In March l995, the Company entered into a management agreement to manage 34 geriatric care facilities in Texas, California, Florida, Nevada and Mississippi (the "Preferred Care Facilities"). The management agreement has a term of ten years and provides for payments to the Company based upon a percentage of adjusted gross revenues and adjusted EBITDA of the Preferred Care Facilities. The Company has also been granted a purchase option whereby the Company has the right to purchase the Preferred Care Facilities, between March 29, 1996 and the date of the termination of the management agreement, for $80,000 plus adjustments for inflation. The Company paid a non-refundable purchase option deposit of $10,200 which will be applied against the purchase price if the Company elects to acquire the facilities.

   In March 1995, the Company purchased Samaritan Management, Inc., which provides hospice services in Michigan. Total purchase price was $5,500. In addition, the Company incurred direct costs of acquisition of $1,000. Total goodwill at the date of acquisition was $6,800.

   In March 1995, the Company acquired substantially all the assets of Fidelity Health Care, Inc., a company which provides home healthcare services, temporary staffing services and infusion services in Ohio. Total purchase price was $2,100. In addition, the Company incurred direct costs of acquisition of $350. Total goodwill at the date of acquisition was $2,300.

   In March 1995,  the Company and the  stockholders  of Patient Care  Pharmacy,
Inc., which the Company acquired in June 1993, terminated all rights to contingent payments in consideration of a payment to such stockholders of $3,500 in the form of 92,434 shares of the Company's Common Stock.


   From January through April 1995, Integra, prior to its merger with IHS, acquired five physician practices for $545 and $589 of Integra common stock. Total goodwill at the date of acquisition was $873.


   In April 1995, the Company purchased the assets of Hometown Nurses Registry, which provides home healthcare in Tennessee. The total purchase price was $500. In addition, the Company incurred direct costs of acquisition of $150. Total goodwill at the date of acquisition was $646.

   In April 1995, the Company purchased the assets of Bernard's X-Ray Mobile Service which provides x-ray services to long-term care and subacute care facilities. The total purchase price was $100. Total goodwill at the date of acquisition was $90.

   In May 1995, the Company purchased the assets of Stewart's Portable X-Ray, Inc. which provides x-ray services to long-term care and subacute care facilities. The total purchase price was $1,900. In addition, the Company incurred direct costs of $100. Total goodwill at the date of acquisition was $1,800.

   In May 1995, the Company purchased Immediate Care Clinic, an emergency clinic in Amarillo, Texas for approximately $225.

   In June 1995, the Company acquired three ancillary services companies which provide mobile x-ray and electrocardiogram services to long-term and subacute care facilities. The total purchase price was $2,200. Total goodwill at the date of acquisition was $2,500.

   In August 1995, the Company acquired all of the outstanding stock of Senior Life Care Enterprises, Inc. ("SLC") which provides home health, supplemental staffing, and management services. The total purchase price was $6,000 representing the issuance of 189,785 shares (the "SLC shares") of the Company's Common Stock. The acquisition agreement provides for the issuance of additional shares of Common Stock, if at the time a registration statement covering the resale of the SLC shares is declared effective the fair market value of the SLC shares is less than $6,000. In addition, the Company incurred direct costs of acquisition of $700. The total goodwill at the date of acquisition was $5,600.

   In September 1995, the Company purchased Mobile X-Ray Limited Partnership, a provider of electrocardiogram services in Maryland, Virginia, West Virginia, and the District of Columbia. The total purchase price was $1,400, The total goodwill at the date of acquisition was $1,200.

   In September 1995, the Company purchased Southern Nevada Physical Therapy Associates, which provides outpatient physical therapy for $500.

   In November 1995, the Company purchased Chesapeake Health, which provides electrocardiogram services. The total purchase price was $1,100. In addition, the Company incurred direct costs of acquisition of $75. The total goodwill at the date of acquisition was $1,015.

   In December 1995, the Company purchased Miller Portable X-Ray. The total purchase price was $295. The total goodwill at the date of purchase was $275.

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1994

   During the year ended December 31, 1994, the Company acquired the following geriatric care facilities:

   MONTH      TRANSACTION TYPE      FACILITY NAME         LOCATION       BEDS
-----------  ----------------- ---------------------- ---------------- --------
April .....  Purchase          Homestead              Denton, MD          52
July ......  Operating Lease   IFIDA                  Pennsylvania &      71
                                                        Delaware
August ....  Operating Lease   Litchfield Facilities          *        5,212
September .  Purchase          Amarillo               Amarillo, TX       160
December  .  Purchase          Houston Hospital       Houston, TX         60


------------
* Alabama, Colorado, Florida, Georgia, Idaho, Kansas, Kentucky, Louisiana, North Carolina, Tennessee, Texas and West Virginia.


   The total cost of these acquisitions was approximately $42,186 which includes purchase option deposits on the operating leases, legal fees and other costs incurred to secure the facilities or leasehold interest in the facilities. In addition to the acquisitions above, in June 1994 the Company acquired the real property of the Dallas at Treemont facility, which had previously been leased by the Company since February 1989, at a total cost of approximately $22,625. Also, in June 1994, the Company sold and leased back two of its geriatric care facilities (Mountain View and St. Louis at Gravois) in a transaction with affiliates of Capstone Capital Corporation, a newly formed real estate investment trust ("Capstone"). The net proceeds received by the Company were approximately $18,230. In December 1994, the Company sold and leased back its Northern Virginia facility from Capstone with net proceeds of approximately $9,980 (see note 16). In connection with these three transactions with Capstone, the Company had deferred gains of $7,900 and will recognize such gains over the lives of the leases (10 to 15 years) on a straight-line basis.

   On April 27, 1994 the Company sold its approximate 92% interest in Professional Community Management ("PCM") to PCM at its book value of $4,300.

   In June 1994, the Company acquired USMM, a company engaged in the management of physician practices for $30 and $1,093 in stock. Total goodwill at the date of acquisition was $1,940.

   On July 7, 1994, the Company acquired all of the outstanding capital stock of Cooper Holding Corporation ("Cooper"), a Delaware corporation in the business of providing mobile x-ray and electrocardiogram services to long-term care and subacute care facilities in California, Florida, Georgia, Indiana, Nebraska, Ohio, Oklahoma, Texas and Virginia. The total purchase price was approximately $44,500, including $19,890 through the issuance of 593,953 shares of the Company's Common Stock and options to acquire 51,613 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $7,400 and repaid debt of Cooper of $27,158. Total goodwill from this transaction was $73,945.

   In August 1994, the Company acquired five outpatient clinics, four physician practices, and a home healthcare agency for $2,454 and $1,165 of stock. Total goodwill at the date of acquisition was $3,014.

   On August 1, 1994, the Company acquired certain assets of Fort Wayne Radiology, a mobile x-ray company servicing Texas. The total purchase price was fifteen thousand dollars.

   On August 8, 1994 the Company acquired substantially all the assets of Pikes Peak Pharmacy, Inc., a company which provides pharmacy services to patients at nine facilities in Colorado Springs, Colorado which have an aggregate of 625 beds. The total purchase price was $600. Total goodwill at the date of acquisition was $417.

   On September 23, 1994 the Company acquired substantially all of the assets of Pace Therapy, Inc., ("Pace"), a company which provides physical, occupational, speech and audiology therapy services to approximately 60 facilities in Southern California and Nevada. The total purchase price was $5,800, representing the issuance of 181,569 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $1,300 and repaid debt of Pace of $1,568. Total goodwill at the date of acquisition was $6,672.

   On October 4, 1994, the Company acquired certain assets of Home X-Ray of Philadelphia ("Home X-Ray"), a mobile x-ray company. The total purchase price was $150. Total goodwill at the date of acquisition was $111.

   On October 7, 1994 the Company acquired all of the outstanding stock of Amcare, Inc. ("Amcare"), an institutional pharmacy serving approximately 135 skilled nursing facilities in California, Minnesota, New Jersey and Pennsylvania. The total purchase price was $21,000, including $10,500 representing the issuance of 291,101 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $3,700. Total goodwill at the date of acquisition was $20,300.

   On October 11, 1994 the Company acquired substantially all of the assets of Pharmaceutical Dose Service of La., Inc. ("PDS"), an institutional pharmacy serving 14 facilities. The total purchase price was $4,190, including $3,900 representing the issuance of 122,117 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $1,375. Total goodwill at the date of acquisition was $5,696.

   On November 2, 1994 the Company acquired all of the outstanding stock of CareTeam Management Services, Inc. ("CareTeam"), a home healthcare company serving Arizona, Kansas, Missouri, New Mexico, North Carolina and Texas. The total purchase price was $5,900, including $5,200 representing the issuance of 147,068 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $675. Total goodwill at the date of acquisition was $7,651.

   On November 3, 1994 the Company acquired all of the outstanding stock of Therapy Resources, Inc., a company which provides physical, occupational, speech and audiology services to approximately 22 geriatric care facilities and operates seven outpatient rehabilitation facilities. The total purchase price was $1,600. In addition, the Company incurred direct costs of acquisition of $300. Total goodwill at the date of acquisition was $3,776.

   On November 3, 1994 the Company acquired all of the outstanding stock of The Rehab People, Inc. ("Rehab People"), a company which provides physical, occupational and speech therapy services to approximately 38 geriatric care facilities in Delaware, New York, North Carolina and Pennsylvania. The total purchase price was $10,000, representing the issuance of 318,471 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $1,875. Total goodwill at the date of acquisition was $13,693.

   On November 3, 1994, the Company acquired certain assets of Portable X-Ray Service of Rhode Island, Inc. ("PXSRI"), a mobile x-ray company. The total purchase price was $2,000, including $700 representing the issuance of 19,739 shares of the Company's Common Stock. Total goodwill at the date of acquisition was $1,892.

   On November 18, 1994 the Company acquired substantially all of the assets of Medserv Corporation's Hospital Service Division ("Primedica"), which provides respiratory therapy services. The total purchase price was $21,000. In addition, the Company incurred direct costs of acquisition of $4,600. Total goodwill at the date of acquisition was $21,348.

   On December 9, 1994, the Company acquired all rights of Jule Institutional Supply, Inc. under a management agreement with Samaritan Care, Inc. ("Samaritan Care"), an entity which provides hospice services. The total purchase price was $14,000. In addition, the Company incurred direct costs of acquisition of $720. The Company also acquired the membership interests in Samaritan Care for no additional consideration. Total goodwill at the date of acquisition was $18,632.

   On December 23, 1994, the Company acquired all of the outstanding stock of Partners Home Health, Inc. ("Partners"), a home health infusion company operating in seven states. The total purchase price was $12,400, representing the issuance of 332,810 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $1,025. Total goodwill at the date of acquisition was $17,146.

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1993

   During the year ended December 31, 1993, the Company acquired the following geriatric care facilities:

   MONTH      TRANSACTION TYPE     FACILITY NAME             LOCATION           BEDS
-----------  ----------------- --------------------- ------------------------ --------
March .....  Purchase          Grandview             Des Moines, IA              93
April .....  Operating Lease   Hawthorne             Charlotte, NC              142
June ......  Purchase          Oakwood               Alexandria, VA             114
December  .  Purchase          Central Park          Florida, Pennsylvania
                                 Lodges Facilities     and Texas              5,210

December  .  Purchase          Southmark Facilities  Vero Beach, Fort Pierce    337
                                                       and Orlando, FL
December  .  Purchase          Colorado Springs      Colorado Springs, CO       155


   The total cost of these acquisitions was approximately $245,900 which includes a purchase option deposit on the operating lease, legal fees and other costs incurred to secure the facilities or leasehold interest in the facility. The total purchase price of the Central Park Lodges, Inc. ("CPL") acquisition was $185,300, and was financed by the Company's term loan and revolving credit line facility (see note 8). In addition to the acquisitions above, in March 1993, the Company acquired the real property of the Alpine Claremont and Alpine Derry facilities, which had previously been leased by the Company since June 1989, at a total cost of approximately $13,000.

   In December 1993, the Company acquired the capital stock of CPL, a wholly-owned subsidiary of Trizec Corporation, Ltd. ("Trizec"), a publicly-held Canadian real estate company. The Company acquired substantially all of the United States operations of CPL, consisting of 30 geriatric care facilities (24 owned and six leased) located in Florida, Pennsylvania and Texas and nine retirement facilities (all owned) located in Florida, which facilities have an aggregate of 5,210 beds; a division which provides pharmacy consulting services and supplies prescription drugs and intravenous medications to geriatric care facilities through five pharmacies in Florida, Pennsylvania and Texas; and a division which provides healthcare personnel and support services to home healthcare and institutional markets through five branch locations in Florida and Pennsylvania. The total purchase price was $185,300, which was allocated primarily to property, plant and equipment, based on the appraised value of the properties, with the remaining purchase price allocated to current assets and liabilities.

   In connection with the purchase of the Southmark facilities, the Company obtained a loan of $9,750, which bears interest at 8.094%, matures on December 20, 2001, and is secured by a lien on all assets (excluding receivables) of such facilities. Also, the Company issued a five year warrant to purchase 50,000 shares of common stock at a price of $26.65 per share (valued at $700).

   In connection with the purchase of the Colorado Springs facility, the Company obtained a loan of $8,500, which bears interest at prime plus 125 basis points floating, matures on December 31, 2000 and is secured by a lien on the facility.

   In June 1993, the Company acquired all of the outstanding capital stock of Patient Care Pharmacy, Inc. ("PCP"), a business providing pharmacy services to geriatric care facilities and other healthcare providers in Southern California. The total cost for PCP was $10,400, including $9,840 paid through the exchange of 425,674 shares of the Company's Common Stock. In addition, the Company had agreed to make contingent payments in shares of common stock following each of the next three years based upon the earnings of PCP. In March 1995, the Company and the PCP stockholders terminated all rights to contingent payments in consideration for a payment of $3,500 in the form of 92,434 shares of the Company's Common Stock.

   In July 1993, Comprehensive Post Acute Services, Inc. ("CPAS"), a newly formed subsidiary, 80% owned by the Company and 20% owned by Chi Systems, Inc., formerly Chi Group, Inc. ("Chi"), acquired joint ventures and contracts to develop and manage subacute programs from Chi. Chi is a healthcare consulting company in which John Silverman, a director of the Company, is President and Chief Financial Officer and an approximate 16% stockholder. The purchase price was $200, and the Company made available a loan commitment of $300 for working capital purposes, which bore interest at a rate equal to Citicorp's base rate plus 4%. In July 1994, the Company purchased the remaining 20% of CPAS from Chi for $160, paid through the issuance of 5,200 shares of the Company's Common Stock.

   In September 1993, the Company acquired all of the capital stock of Health Care Systems, Inc., which owns Health Care Consulting, Inc. ("HCC") and RMI Inc. ("RMI"), for $1,850 in cash and a five-year earn-out, based upon achievement of pre-tax earnings targets, not to exceed $3,750. HCC is a reimbursement and consulting company specializing in subacute rehabilitation programs. RMI provides direct therapy services, including physical therapy, occupational therapy and speech pathology, to healthcare facilities. The Company has agreed to issue warrants to purchase 20,000 shares of Common Stock at a purchase price per share of $37.85 in exchange for cancellation of the earn-out.

   In December 1993, the Company purchased all of the capital stock of Associated Therapists Corporation, d/b/a Achievement Rehab ("Achievement"), a provider of rehabilitation therapy services on a contract basis to various geriatric facilities in Minnesota, Indiana and Florida. The purchase price of $22,500 consists of 839,865 shares of the Company's Common Stock plus a contingent earn-out payment, also payable in shares of the Company's Common Stock, based upon increases in Achievement's earnings in 1994, 1995 and 1996 over a base amount.

   All business acquisitions described above have been accounted for by the purchase method.

   Unaudited pro forma combined results of operations of the Company for the years ended December 31, 1994 and 1995 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1994.
                                                    YEARS ENDED
                                                    DECEMBER 31,
                                             -------------------------
                                                 1994         1995
                                             ------------ ------------
Revenues ..................................  $1,069,695   $1,237,777
Earnings (loss) before extraordinary items       17,555      (32,852)
Net earnings (loss)........................      13,281      (33,865)
Per common share--primary:
 Earnings (loss) before extraordinary items         .86        (1.52)
 Net earnings (loss).......................  $      .65   $    (1.57)
                                             ==========   ============

   The unaudited pro forma results include the historical accounts of the Company and the historical accounts for the acquired businesses adjusted to reflect (1) depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the acquisitions, (2) the interest expense resulting from the financing of the acquisitions, (3) the new cost basis for the allocation of corporate overhead expenses and (4) the related income tax effects. The pro forma results are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the acquired companies been combined in prior years.

(3) PATIENT ACCOUNTS AND THIRD-PARTY PAYOR SETTLEMENTS RECEIVABLE

   Patient accounts and third-party payor settlements receivable consist of the following as of December 31, 1994 and 1995:

                                                          1994        1995
                                                       ---------- -----------
Patient accounts ......................................  $165,880   $226,821
Allowance for doubtful accounts .......................    16,630     18,128
                                                         ---------- -----------
                                                          149,250    208,693
Third-party payor settlements, less allowance for
contractual adjustments of $8,535 and $11,442..........    14,091     21,589
                                                         ---------- -----------
                                                         $163,341   $230,282
                                                       ============ ===========

   Gross  patient  accounts   receivable  and  third-party   payor   settlements
receivable from the Federal government (Medicare) were $49,551 and $73,726 at December 31, 1994 and 1995, respectively. Medicare receivables include pending requests for exceptions to the Medicare established routine cost limitations for the reimbursement of costs exceeding these limitations (before related allowances for contractual adjustments) of $6,161 and $7,611 at December 31, 1994 and 1995, respectively. Amounts receivable from various states (Medicaid) were $38,212 and $57,723 respectively, at such dates, which relate primarily to the states of Ohio, Florida, Pennsylvania, Louisiana and Texas.

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES

   The Company's investments in and advances to affiliates at December 31, 1994 and 1995 are summarized as follows:

                                                    1994      1995
                                                  --------- ----------
Investments accounted for by the equity method:
 HPC............................................  $    --   $ 7,967
 Tutera ........................................    5,961     7,788
 Speciality ....................................    4,377     9,250
 Other .........................................    1,018       898
                                                  --------- ----------
                                                   11,356    25,903
Other investments, accounted for at cost  ......    4,237     3,459
                                                  --------- ----------
                                                  $15,593   $29,362
                                                  ========= ==========
   Investments in significant unconsolidated affiliates accounted for by the equity method are summarized below.

HPC AMERICA, INC.

   In September 1995, a wholly owned subsidiary of IHS, Southwood invested $8,200 for a 40% interest in HPC America, Inc. ("HPC"), a Delaware corporation that operates home infusion and home health care companies, in addition to owning physician practices. Subject to certain material transactions requiring the approval of Southwood, the business is conducted under the direction of the Chief Executive Officer and President of HPC. Southwood has a right of first refusal to purchase the remaining 60% interest in HPC at any time through March 1997 and the exclusive right to purchase the remaining 60% interest in HPC for the six month period beginning March 1997, in each case based upon a multiple of HPC's earnings.

TUTERA HEALTH CARE MANAGEMENT, L.P. (TUTERA)


   In  January,  1993,  a  wholly-owned  subsidiary  of IHS,  Integrated  Health
Services of Missouri, Inc. ("IHSM"), invested $4,650 for a 49% interest in Tutera Health Care Management, L.P. (the"Partnership" or"Tutera"), a partnership newly formed to manage and operate approximately 8,000 geriatric care and assisted retirement beds. Cenill, Inc., a wholly owned subsidiary of Tutera Group, Inc., is the sole general partner of the Partnership and owns a 51% interest therein. Subject to certain material transactions requiring the approval of IHSM, the business of the Partnership is conducted by its general partner. IHSM has the right to become a 51% owner and sole general partner of the Partnership, or to purchase the general partner's entire interest in the Partnership, in each case for a price based upon a multiple of the Partnership's earnings, under the following circumstances: (a) if earnings decline and the general partner fails to implement operational changes recommended by IHS; (b) if the general partner discontinues its relationship with the partnership and the general partner fails to accept IHS' suggested replacement; or (c) if the general partner defaults on its revolving credit and security agreement with Continental Bank and fails to pay obligations within 36 months of the default. Also, the Company has guaranteed the debt of the Partnership up to $4,200, which bears interest at prime plus 1 3/4 % and matures in October 1998.

SPECIALITY CARE PLC (SPECIALITY)

   In April 1993, a wholly owned subsidiary of IHS, Southwood, acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative convertible preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. The total cost of the investment was $748 for the common stock and $2,245 for the preferred stock. The preferred stock contains certain preferences as to liquidation. In 1994, Southwood loaned an additional $1,000 to Speciality Care bearing interest at 9%. In January 1995 Southwood applied $627 of the loan to pay for additional shares of common and preferred stock of Speciality Care PLC subscribed for in November 1994.

   In June 1995 the Company loaned an additional $8,575 to Speciality Care bearing interest at 12%, this loan was subsequently repaid in August 1995. In addition the Company invested an additional $4,384 in Speciality Care. As a result of the Company's additional investment, the Company's interest in the Common Stock is 21.30% and 63.65% for the 6% cumulative convertible preferred stock.

ASSISTED LIVING GROUP VENTURE (ALG)

   IHS Assisted Living Group-Fairfax, Inc. (IFI), a wholly-owned subsidiary of IHS and Sunrise Partners, L.P. (Sunrise) had 49% and 51% joint venture interests, respectively, in Assisted Living Group-Fairfax Associates, a Delaware general partnership operating an assisted living center in Fairfax, Virginia. Each venturer shared in the venture's capital, earnings and losses in accordance with their respective joint venture interests. Sunrise manages the operations of the venture and had the option to purchase IFI's interest at any time. In May 1994, the Company sold its 49% interest in both joint ventures at its book value of approximately $1,600 to Assisted Living Group--Fairfax Associates.

WESTCLIFF MANOR VENTURE (WESTCLIFF)

    Integrated of Amarillo, Inc. (IAI), a wholly-owned subsidiary of IHS, and Integrated of Westcliff Park, Inc. (IWP) had 49% and 51% joint venture interests, respectively, in a Delaware general partnership operating Westcliff Manor Nursing Home, a 160 bed facility in Amarillo, Texas. The Company managed the operations of the venture for a management fee of 6% of gross revenues. The venturers shared in the venture's capital, earnings and losses in accordance with their respective interests in the venture, except that net taxable operating losses were allocated 100% to IWP. In September 1994, the Company purchased the remaining 51% interest in this joint venture at a cost of $586.

   The Company's equity in earnings (loss) of affiliates for the years ended December 31, 1993, 1994 and 1995 is classified as other revenue and is summarized as follows:

                 1993     1994     1995
               -------- -------- --------
HPC..........  $   --   $   --   $ (185)
ALG .........      72       54       --
Westcliff  ..    (289)    (226)      --
Tutera ......   1,310    1,181      960
Speciality  .     148      167      668
               -------- -------- --------
               $1,241   $1,176   $1,443
               ======== ======== ========


   At December 31, 1995 the Company's investment in Tutera and HPC exceeded its equity in the underlying net assets by $3,750 and $5,261 respectively, which are being amortized over 15 years. The Company received cash disbursements from its affiliates of $1,034 and $1,012 during the years ended December 31, 1994 and 1995, respectively.

   Selected financial information for the combined affiliates is as follows:


                  DECEMBER 31,   DECEMBER 31,
                    1994           1995
                 ------------ --------------
Working capital   $   251        $ 5,904
Total assets  ..   51,867         74,065
Long-term debt     30,766         34,000
Equity .........  $17,269        $28,555
                =========      ===========


                   YEARS ENDED DECEMBER 31,
                -----------------------------
                   1993      1994      1995
                --------- --------- ---------
Revenues .....  $19,895   $25,906   $64,294
Net earnings .    3,461     3,381     1,316
                ========= ========= =========

   The 1995 net earnings included in the selected financial information above include the full year results of operations for HPC, whereas the Company's equity in the loss of this affiliate only reflects its share of HPC's losses since the formation of the joint venture in September 1995.


(5) PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at December 31, 1994 and 1995 are summarized as follows:

                                                    1994       1995
                                                 ---------- ----------
Land ..........................................  $ 31,757   $ 39,158
Buildings and improvements ....................   327,591    381,447
Leasehold improvements and leasehold interests    144,726    172,025
Equipment .....................................    98,871    153,918
Construction in progress ......................    52,136     57,809
Pre-construction and pre-acquisition costs  ...     2,165     10,120
                                                 ---------- ----------
                                                  657,246    814,477
Less accumulated depreciation and amortization     29,064     56,350
                                                 ---------- ----------
  Net property, plant and equipment ...........  $628,182   $758,127
                                                 ========== ==========

   Included in leasehold improvements and leasehold interests are purchase option deposits on 89 facilities of $57,147 of which $25,357 is refundable at December 31, 1995.


(6) INTANGIBLE ASSETS

   Intangible assets are summarized as follows at December 31, 1994 and 1995:

                                              1994        1995
                                           ---------- -----------
Intangible assets of businesses acquired   $235,848   $287,439
Deferred pre-opening costs...............    24,049         --
Deferred financing costs.................    12,925     17,461
                                           ---------- -----------
                                            272,822    304,900
Less accumulated amortization............    12,134     16,867
                                           ---------- -----------
  Net intangible assets..................  $260,688   $288,033
                                           ========== ===========


   The Company primarily amortizes goodwill over 40 years. Management regularly evaluates whether events or circumstances have occurred that would indicate an impairment in the value or the life of goodwill. In December 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying value of an asset, including goodwill, is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the related business unit to determine if an impairment loss should be recognized. Such impairment loss is determined by comparing the carrying amount of the asset, including goodwill, to its estimated fair value. With its adoption of SFAS 121 in December 1995, the Company performed the impairment analysis at the individual business unit basis. Prior to the adoption of SFAS 121 the Company performed the analysis on an entity-wide basis.

   In addition, in the fourth quarter of 1995 IHS adopted a change in accounting estimate and wrote-off $25,785 of deferred pre-opening costs (see note 17). Effective January 1, 1996, the Company changed its accounting method from deferring and amortizing pre-opening costs to recording them as an expense when incurred.


(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses at December 31, 1994 and 1995 are summarized as follows:
                                                    1994       1995
                                                 ---------- ----------
Accounts payable ..............................  $ 95,536   $102,999
Accrued salaries and wages ....................    28,807     32,093
Accrued workers' compensation and other claims     12,544     10,715
Accrued interest ..............................    13,910     15,921
Other accrued expenses ........................    10,320     10,285
                                                 ---------- ----------
                                                 $161,117   $172,013
                                                 ========== ==========

(8) LONG-TERM DEBT

   Long-term debt at December 31, 1994 and 1995 is summarized as follows:


                                                                             1994       1995
                                                                          ---------- ----------
Revolving credit facility notes due March 31, 2001 .....................       --    $220,500
Revolving credit facility notes due September 2001 .....................  $121,600        --
7.65% note payable in monthly installments of $42, including interest,
with final payment in July 2002 ........................................       --       2,625
10.125% mortgage note payable in monthly installments of $64, including
interest due August 1997 ...............................................       --       5,723
6% note payable in monthly installments of $52, including interest,
with final payment of $639 in October 1998 .............................     2,612      2,129
8.094% note payable, due December 2001 .................................     9,638      9,508
Prime plus 1.25% note payable (9.75% at December 31, 1995), due
December 2000 ..........................................................     8,386      8,252
Mortgages payable in monthly installments of $62, interest rates
ranging from 9% to 14%..................................................    14,699     10,512
9.75% mortgage note payable in monthly installments of $144, including
interest with final payment of $13,976 in October 1998..................    15,108     14,845
Prime plus 1% (9.50% at December 31, 1995) note payable in monthly installments of $89 including interest with final payment in January
2020....................................................................    10,000      9,905
Seller notes, interest rates ranging from 10% to 14%, with final
payment of $2,971 in July 2000..........................................     4,151      3,585
LIBOR plus 1.75%, (7.19% at December 31, 1995) mortgage note payable in monthly installments of $51, including interest with final payment due
December 2000...........................................................        --      6,500
4% note payable, principal due annually with final payment due October
1998....................................................................     1,609      1,317
Other ..................................................................     4,899      1,510
Subordinated debt:
 5 3/4 % convertible senior subordinated debentures due January 1, 2001,
  with interest payable semi-annually on January 1 and July 1. .........   143,750    143,750
 6% convertible subordinated debentures due December 31, 2003, with
  interest payable semi-annually on January 1 and July 1 ...............   115,000    115,000
 10 3/4 % Senior Subordinated Notes due July 15, 2004, with interest
  payable semi-annually on January 15 and July 15.......................   100,000    100,000
 9 5/8 % Senior Subordinated Notes due May 31, 2002, Series A, with
  interest payable semi-annually on May 31 and November 30 .............        --    115,000
                                                                          ---------- ----------
                                                                           551,452    770,661
 Less current portion ..................................................     8,972      5,404
                                                                          ---------- ----------
                                                                          $542,480    765,257
                                                                          ========== ==========


   In May 1995, the Company entered into a $500,000 revolving credit and term loan agreement with Citicorp USA, Inc., the agent and certain other lenders which replaced the $250,000 revolving credit and term loan facility, described below, which the Company entered into during September 1994. Amounts outstanding under the revolving loan on April 30, 1997 are to be converted to a term loan with a final maturity date of March 31, 2001. The revolving credit and term loan agreement is secured by a pledge of all of the stock of substantially all of the Company's subsidiaries and bears interest based upon the LIBOR plus 1.5% which was 6.94% at December 31, 1995. The $500,000 revolving credit and term loan facility will be used to finance the Company's working capital requirements, to make acquisitions and for general corporate purposes.

   On May 18, 1995, the Company issued $115,000 aggregate principal amount of its 9 5/8 % Senior Subordinated Notes due 2002 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on May 31 and November 30, commencing November 30, 1995. The Senior Notes are not redeemable prior to maturity. In the event of a change in control of IHS, each holder of Senior Notes may require IHS to repurchase such holder's Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The Indenture under which the Senior Notes were issued contains certain covenants, including, but not limited to, covenants with respect to the following matters;
(i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt; (iii) limitations on liens; (iv) limitations on the issuance of preferred stock by IHS's subsidiaries; (v)
limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person, and (ix) limitations on investments and loans. The Company used $78,000 of the net proceeds from the sale of the Senior Notes to repay a portion of the $188,000 then outstanding under its credit facility, and used the remaining approximately $33,300 for general corporate purposes, including working capital.

   In October 1995, the Company exchanged $115,000 aggregate principal amount of its 9 5/8% Senior Notes due 2002, Series A (the "Series A Senior Notes") for the Senior Notes which were issued in May 1995. The Series A Senior Notes are identical to the Senior Notes, except that the Series A Senior Notes have been registered under the Securities Act of 1933, as amended, and are listed on the New York Stock Exchange.

   On July 7, 1994, the Company issued 10 3/4% Senior Subordinated Notes due 2004 (the "1994 Senior Notes"). The net proceeds from this offering were approximately $96,750, of which $52,700 was used to repay the then remaining outstanding balance under the term loan facility and $44,050 outstanding under the revolving credit facility notes.

   The 1994 Senior Notes are redeemable in whole or in part at the option of the Company at any time on or after July 15, 1999, at a price, expressed as a percentage of the principal amount, initially equal to 105.375% and declining to 100% on July 15, 2002, plus accrued interest thereon. In the event of a change in control of the Company, each holder of 1994 Senior Notes may require the Company to repurchase such holder's 1994 Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The Indenture under which the 1994 Senior Notes were issued contains certain covenants, including, but not limited to, the following matters: (i) limitations on additional indebtedness unless certain coverage ratios are met;
(ii) limitations on liens; (iii) limitations on the issuance of preferred stock by the Company's subsidiaries; (iv) limitations on transactions with affiliates;
(v) limitations on certain payments, including dividends; (vi) application of the proceeds of certain asset sales; (vii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person; and (viii) limitations on investments and loans.

   On September 20, 1994 the Company entered into a $250,000 revolving credit and term loan agreement (the "Facility") with Citicorp USA, Inc., as agent and certain other lenders. The Facility, which included a $50,000 letter of credit subfacility, initially consisted of a $250,000 three year revolving loan. Amounts outstanding under the revolving loan on September 30, 1997 were to convert to a term loan with a final maturity date of September 30, 2001. The $50,000 letter of credit subfacility was to remain in place, although the total amount available was to be reduced by 25% each year from September 30, 1997 through September 30, 2001. The Facility was secured by a pledge of all of the stock of substantially all of the Company's subsidiaries and bears interest based upon various market indices. At December 31, 1994, the interest rate on the facility was 7.97%.

   On December 27, 1993 and January 10, 1994, the Company issued 5 3/4 % convertible senior subordinated debentures due 2001 (the "5 3/4 % Debentures") in the aggregate principal amount of $125,000 and $18,750, respectively. Interest on the 5 3/4 % Debentures is payable semi-annually commencing July 1, 1994. The 5 3/4 % Debentures are redeemable in whole or in part at the option of the Company at any time on or after January 2, 1997 at a price, expressed as a percentage of the principal amount, ranging from 103.29% in 1997 to 100.82% in 2000, plus accrued interest. In the event of a change in control of the Company, each holder of the 5 3/4 % Debentures may require the Company to repurchase the 5 3/4 % Debentures, in whole or in part, at 100% of the principal amount thereof, plus accrued interest to the repurchase date. At any time prior to redemption or final maturity, the 5 3/4 % Debentures are convertible into Common Stock of the Company, at $32.60 per share.

   On December 16, 1992, the Company issued $115,000 principal amount of 6% convertible subordinated debentures (the "6% Debentures") due December 31, 2003. Interest on the 6% Debentures is payable semi-annually on January 1 and July 1, commencing July 1, 1993. The 6% Debentures are redeemable in whole or in part at the option of the Company at any time on or after January 1, 1996 at a price, expressed as a percentage of the principal amount, ranging from 104.2% in 1996 to 100.6% in 2002, plus accrued interest. In the event of a change in control of the Company, each holder of the 6% debentures may require the Company to repurchase the Debentures, in whole or in part at 100% of the principal amount thereof, plus accrued interest to the repurchase date. Prior to redemption, the 6% Debentures are convertible into Common Stock of the Company, at the option of the holder, at any time at or before maturity at $32.125 per share, subject to adjustment upon the occurrence of certain events.

   At December 31, 1995, the aggregate maturities of long-term debt for the five years ending December 31, 2000 and thereafter are as follows:

1996.......................  $  5,404
1997 ......................    45,092
1998 ......................    74,571
1999 ......................    57,601
2000.......................    66,973
Thereafter .............. .   521,020
                            ----------
                             $770,661
                            ==========

   Interest capitalized to construction in progress was $1,402, $3,030 and $5,155 for the years ended December 31, 1993, 1994 and 1995, respectively.


(9) LEASES

   The Company has entered into operating leases as lessee of 76 health care facilities and certain office facilities expiring at various dates through June 2010. Minimum rent payments due under operating leases in effect at December 31, 1995 are summarized as follows:


1996 .....................  $ 43,763
1997 .....................    42,555
1998 .....................    39,661
1999 .....................    39,176
2000......................    35,916
Subsequent to 2000........    65,890
                           ----------
  Total ..................  $266,961
                           ==========

   The Company also leases equipment under short-term operating leases having rentals of approximately $13,702 per year.

   The leases of health care facilities provide renewal options for various terms at fair market rentals at the expiration of the initial term, except for leases of five facilities which have no renewal options. The Company generally has the option or right of first refusal to purchase the facilities at fair market value determined by independent appraisal (or by formula based upon the cash flow of the facility, as defined) or, with respect to certain leases, at a fixed price representing the fair market value at the inception of the lease. Under certain conditions, the Company may be required to exercise the options to buy the facilities. In connection with 55 leases the Company has paid purchase option deposits aggregating $46,947, of which $25,357 is refundable. In connection with one lease expiring September 30, 2002, the lessor has the right to require two officers of the Company to repurchase up to 13,944 shares of the Company's Common Stock owned by the lessor at the original issue price increased at the annual rate of 9%. The Company has guaranteed this obligation of the officers and has also guaranteed approximately $6,600 of the lessor's indebtedness.

   Minimum rentals are generally subject to adjustment based on the consumer price index or the annual rate of five year U.S. Treasury securities. Also, the leases generally provide for contingent rentals, based on gross revenues of the facilities in excess of base year amounts, and additional rental obligations for real estate taxes, utilities, insurance and repairs. Contingent rentals were $426, $2,596 and $2,777 for the years ended December 31, 1993, 1994 and 1995, respectively.

(10) CAPITAL STOCK

   The Company is authorized to issue up to 150,000,000 shares of Common Stock and 15,000,000 shares of Preferred Stock. The issuance of such preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock, including the loss of voting control to others. As of December 31, 1994 and 1995, there were no shares of Preferred Stock outstanding.

   The Company declared a $0.02 per share cash dividend in 1994 and 1995.

   At December 31, 1994 and 1995 the Company had outstanding stock options as follows:

                                                   1994        1995
                                               ----------- -----------
Stock options outstanding pursuant to:
 Equity Incentive Plan ......................     16,068      14,969
 1990 Employee Stock Option Plan ............    923,746     889,956
 1992 Employee Stock Option Plan ............  1,034,895     905,120
 Stock Option Plan for Non-Employee Directors    300,000     300,000
 1994 Stock Incentive Plan ..................  1,469,770   1,439,080
 Senior Executives' Stock Option Plan .......  1,800,000   2,100,000
 Stock Option Compensation Plan for
  Non-Employee Directors ....................    275,000     250,000
 1995 Board of Director's Plan ..............         --     300,000
 Other options ..............................     60,353     178,429
                                               ----------- -----------
  Total stock options outstanding............  5,879,832   6,377,554
                                               =========== ===========

   The Equity Incentive Plan provides that options may be granted to certain employees at a price per share not less than the fair market value at the date of grant. The 1990 Employee Stock Option Plan and the 1992 Employee Stock Option Plan provide for issuance of options with similar terms as well as non-qualified options. In 1993, the Company adopted the Senior Executives' Stock Option Plan and the 1994 Stock Incentive Plan which provide for the issuance of options with terms similar to the 1992 plan. In addition, the Company adopted two Stock Option Plans for Non-Employee Directors and a Stock Option Compensation Plan for Non-Employee Directors. The Board of Directors has authorized the issuance of 7,974,015 shares of common stock under the plans. Such options have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants. In addition, the Company provides an Employee Stock Purchase Plan whereby employees have the right to purchase the Company's Common Stock at 90% of the quoted market price, subject to certain limitations.

   Stock option transactions are summarized as follows:

                                                      YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------
                                                1993           1994            1995
                                           -------------- -------------- ---------------
Options outstanding--beginning of period   2,870,131      5,658,789      5,879,832
Granted .................................  3,833,500        873,300      1,059,146
Exercised ...............................   (795,008)      (521,992)      (340,244)
Cancelled ...............................   (249,834)      (130,265)      (221,180)
                                           -------------- -------------- ---------------
Options outstanding--end of period  .....  5,658,789      5,879,832      6,377,554
                                           ============== ============== ===============
Options price range during period:
Options granted .........................   $20.50-29.88   $28.63-38.00    $20.88-37.50
Options exercised .......................    $7.00-25.25   $10.50-28.88    $10.80-28.88
Options exercisable at end of period  ...    760,696      1,839,015      2,731,876


    650,000 options granted in 1995 are subject to approval by the Company's shareholders.

   Warrant transactions are summarized as follows:

                            YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------
                                                 1993           1994            1995
                                            -------------- -------------- ---------------
Warrants outstanding--beginning of period         156,187       311,029         497,181
Granted to lenders and sellers ...........        253,000       300,000          65,000
Exercised ................................        (72,259)     (113,848)        (44,181)
Cancelled ................................        (25,899)           --              --
                                            -------------- -------------- ---------------
Warrants outstanding--end of period  .....        311,029       497,181         518,000
                                            ============== ============== ===============
Warrants price range during period:
 Warrants granted ........................   $20.00-28.92  $      31.33    $37.88-38.75
 Warrants exercised ......................   $      12.25  $12.25-26.00    $12.25-23.50


   Each outstanding warrant entitles the holder to purchase one share of Common Stock at a price ranging from $12.25 to $38.75.

   As discussed in note 9, the Company is contingently obligated to repurchase up to 13,944 shares of its Common Stock, aggregating approximately $331 at December 31, 1995.

   The Company's Board of Directors has authorized the repurchase in the open market, of up to $50,000 of the Company's Common Stock. The purpose of the repurchase program is to have available treasury shares of Common Stock to satisfy contingent earn-out payments under prior business combinations accounted for by the purchase method. The repurchases will be funded from cash from operations and drawings under the Company's revolving credit facility. During the twelve months ended December 31, 1995, the Company repurchased 400,600 shares of Common Stock for an aggregate purchase price of approximately $12,800. During 1996 the Company reissued all 400,600 shares in partial satisfaction of earn-out payments.

(11) INCOME TAXES

   The  provision  for  income  taxes  on  earnings   before  income  taxes  and
extraordinary items is summarized as follows:

                  YEARS ENDED DECEMBER 31,
             ---------------------------------
                1993       1994       1995
             ---------- --------- ------------
Federal  ..  $10,090    $18,388   $(13,341)
State .....    1,918      3,729     (2,929)
             ---------- --------- ------------
             $12,008    $22,117   $(16,270)
             ========== ========= ============
Current  ..  $ 9,623    $19,905   $  7,732
Deferred  .    2,385      2,212    (24,002)
             ---------- --------- ------------
             $12,008    $22,117   $(16,270)
             ========== ========= ============


   The amount computed by applying the Federal corporate tax rate of 35% in 1993, 1994 and 1995 to earnings before income taxes and extraordinary items is summarized as follows:

                                                   1993       1994       1995
                                                ---------- --------- -----------
Income tax computed at statutory rates  ....... $10,777    $20,643   $(14,791)
State income taxes, net of Federal tax benefit    1,247      2,424     (1,904)
Amortization of intangibles....................     132        993      1,975
Valuation allowance adjustment ................      --     (1,675)    (2,111)
Other .........................................    (148)      (268)       561
                                                ---------- --------- -----------
                                                $12,008    $22,117   $(16,270)
                                                ========== ========= ===========

    Deferred income tax (assets) liabilities at December 31, 1994 and 1995 are as follows:

                                                            1994       1995
                                                          --------- -----------
Excess of book over tax basis of assets ................  $90,573   $ 76,097
Deferred pre-opening costs .............................      314        199
Accrued workers compensation............................   (2,091)    (3,769)
Deferred gain on sale-leaseback ........................   (3,192)    (2,775)
Allowance for doubtful accounts ........................   (9,125)   (11,384)
Prepaid expenses .......................................      908          --
Pre-acquisition separate company net operating loss
carryforwards ..........................................   (5,220)    (7,612)
Other ..................................................       25        170
                                                          --------- -----------
                                                          $72,192   $ 50,926
Valuation allowance ....................................    3,464      1,353
                                                          --------- -----------
                                                          $75,656   $ 52,279
                                                          ========= ===========


   The decrease in the valuation  allowance for deferred tax assets of $2,111 is
attributable  to  the  utilization  of  pre-acquisition   separate  company  net
operating loss carryforwards in the year ended December 31, 1995.

   At December 31, 1995, certain subsidiaries of the Company had pre-acquisition net operating loss carryforwards available for Federal and state income tax purposes of approximately $19,770 which expire in the years 1996 through 2008. The annual utilization of these net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code.

(12) OTHER COMMITMENTS AND CONTINGENCIES

   The Company is obligated to purchase its Green Briar facility upon a change in control of the Company. The net purchase price of the facility is approximately $4,014. The Company has guaranteed approximately $6,600 of the lessor's indebtedness. The lessor of this facility has the right to require Messrs. Robert Elkins and Timothy Nicholson to purchase all or any part of 13,944 shares of Common Stock owned by it at a per share purchase price equal to the sum of $12.25 per share plus 9% simple interest per annum from May 8, 1988 until the date of such purchase. The Company has agreed to repurchase such shares if Messrs. Elkins and Nicholson fail to do so. The amount aggregated approximately $331 at December 31, 1995.

   The Company has guaranteed repayment of a construction loan of River City Limited Partnership, a partnership in which the Company has a 30% general partnership interest and which owns and operates a geriatric care facility. At December 31, 1995 the loan had a balance of $1,231.

   The lessor of one facility has the right, if the Company defaults under the lease, to require the Company to purchase the facility at a price equal to the greater of $7,130 or the facility's fair market value.

   The Company has guaranteed approximately $3,944 of a construction loan for Trizec, the entity from which the Company purchased the Central Park Lodges facilities.

   The Company entered into a guaranty agreement whereby the Company guaranteed up to $4,200 owed by Tutera Group Inc. and Sunset Plaza Limited Partnership, a partnership interest of Cenill, Inc., to Bell Atlantic Tricon Leasing Corporation. The amount guaranteed at December 31, 1995 was $4,070.

   The Company has established several irrevocable letter of credit obligations with the Bank of Nova Scotia totalling $23,833 at December 31, 1995

   The Company and its subsidiaries are from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company's financial statements.

(13) SUPPLEMENTAL CASH FLOW INFORMATION


    Significant   non-cash   investing  and  financing   activities  related  to
acquisitions for the year ended December 31, 1993, 1994 and 1995, were as follows:

                                   1993       1994        1995
                                ---------- ---------- -----------
Current assets................  $ 20,521   $ 38,602   $  5,588
Property, plant, and
equipment.....................   280,414    110,726     59,316
Assets held for sale..........    60,180         --         --
Other assets..................       980     (1,326)      (295)
Intangible assets.............    38,047    192,933     33,150
Current liabilities...........   (66,746)   (54,988)     9,709
Deferred income taxes.........   (65,000)    (3,756)      (505)
Long-term liabilities.........   (24,742)   (29,571)   (14,144)
Equity........................   (34,440)   (99,829)   (10,133)
                                ---------- ---------- -----------
Cash paid for acquisitions ...  $209,214   $152,791   $ 82,686
                                ========== ========== ===========



    o The PCP acquisition in 1993 resulted in increases in net current assets of $2,225; property, plant and equipment of $1,001; other assets of $443 and goodwill of $12,225; offset by accounts payable and accrued expenses of $3,621; long-term debt of $2,433 and the increase in common stock and additional paid-in capital of $9,840.

    o The Health Care Systems, Inc. acquisition in 1993 resulted in increases in net current assets of $347; property, plant and equipment of $189; other assets of $498 and goodwill of $4,747; offset by accounts payable and accrued expenses of $4,872 and long-term debt of $909.


    o The CPL acquisition in 1993 resulted in increases in current assets of $10,290; property, plant and equipment of $231,412 and assets held for sale of $60,180; offset by increases in accounts payable and accrued expenses of $51,582; long-term debt of $20,100; deferred income taxes of $65,000; and common stock and additional paid-in capital of $1,400. Cash paid for the acquisition was $163,800.

    o The Achievement acquisition in 1993 resulted in increases in net current assets of $7,659; property, plant and equipment of $548; other assets of $39; and goodwill of $21,075; offset by increases in accounts payable and accrued expenses of $5,521; long-term debt of $1,300; and common stock and additional paid-in capital of $22,500.

    o The Southmark acquisition in 1993 resulted in increases in property, plant and equipment of $11,600; offset by increases in accounts payable and accrued expenses of $1,150; and common stock and additional paid-in capital of $700. Cash paid for acquisition was $9,750.

    o The Cooper acquisition in 1994 resulted in increases in net current assets of $8,962; property, plant and equipment of $826; other assets of $922 and goodwill of $73,945; offset by current liabilities of $5,156; long-term debt of $4,233; deferred income taxes of $3,608 and common stock and additional paid-in capital of $19,890. Total cash paid for the acquisition, including repayment of debt of $27,158, was $51,768.

    o The Pace acquisition in 1994 resulted in increases in net current assets of $1,869; other assets of $148 and goodwill of $6,672; offset by current liabilities of $723; deferred income taxes of $600; and common stock and additional paid-in capital of $5,798. The Company repaid debt of $1,568.

    o The PDS acquisition in 1994 resulted in increases in net current assets of $549; property, plant and equipment of $90; deferred tax receivable $533; and goodwill of $5,696; offset by current liabilities of $2,678 and common stock and additional paid-in capital of $3,896. Total cash paid for the acquisition was $294.

    o The Therapy Resources acquisition in 1994 resulted in increases in net current assets of $576; property, plant and equipment of $506; other assets of $39 and goodwill of $3,776; offset by current liabilities of $3,297. Total cash paid for the acquisition was $1,600.

    o The CareTeam acquisition in 1994 resulted in increases in net current assets of $2,094; property, plant and equipment of $472; other assets of $628; deferred tax receivable of $806 and goodwill of $7,651; offset by current liabilities of $5,001; debt of $749 and common stock and additional paid-in capital of $5,221. Total cash paid for the acquisition was $680.


    o The Rehab People acquisition in 1994 resulted in increases in net current assets of $1,542; property, plant and equipment of $380; other assets of $734 and goodwill of $13,693; offset by current liabilities of $4,477; debt of $496; deferred taxes of $1,376 and common stock and additional paid-in capital of $10,000.


    o The Primedica acquisition in 1994 resulted in increases in net current assets of $3,797; property, plant and equipment of $8,530; other assets of $84; deferred tax receivable of $863 and goodwill of $21,348; offset by current liabilities of $13,622. Total cash paid for the aquisition was $21,000.

    o The Samaritan Care acquisition in 1994 resulted in increases in net current assets of $1,106; property, plant and equipment of $1,028; deferred tax receivable of $1,001 and goodwill of $18,632; offset by current liabilities of $7,767 and common stock and additional paid-in capital of $14,000.

    o The Partners acquisition in 1994 resulted in increases in net current assets of $836; property, plant and equipment of $1,788; other assets of $1,256; deferred tax receivable of $625 and goodwill of $17,146; offset by current liabilities of $7,072; debt of $2,176 and common stock and additional paid-in capital of $12,403.

    o The Houston Hospital acquisition in 1994 resulted in increases in net current assets of $662, property, plant and equipment $10,000 and other assets of $12; offset by current liabilities of $674. Total cash paid for the acquisition was $10,000.

    o The Amcare acquisition in 1994 resulted in increases in net current assets of $7,295; property, plant and equipment of $3,819; and goodwill of $20,300; offset by current liabilities of $7,356; debt of $797; deferred income taxes of $2,000; other assets of $261 and common stock and additional paid-in capital of $10,500. Total cash paid for the acquisition was $10,500.

    o The Treemont of Dallas acquisition in 1994 resulted in increases in property, plant and equipment of $22,625; offset by debt of $15,230. Cash paid for the acquisition was $7,395.

    o The Amarillo acquisition in 1994 resulted in increases in net current assets of $1,675; other assets of $108 and property, plant and equipment of $10,886; offset by current liabilities of $1,547; debt of $5,490 and the Company's 49% interest in the joint venture at the date of acquisition of $5,046. Total cash paid for the acquisition was $586.

    o The Company consummated certain other acquisitions in 1994, which resulted in increases to other current assets of $139; property, plant and equipment of $5,565; other assets of $50; and goodwill of $4,074; offset by other current liabilities of $16; debt of $400 and common stock and additional paid-in capital of $7,366. Cash paid for these acquisitions was $2,046.

    o In 1994, the Company made purchase option deposits through the issuance of its Common Stock and warrants of $10,755, resulting in net current assets of $7,500 increase in property, plant and equipment of $44,211; offset by common stock and additional paid-in capital of $10,755. Cash paid on the Purchase Option Deposits was $40,956.

    o The January 1995 acquisitions of four diagnostic service companies resulted in increases in property of $501, increases in goodwill of $3,155; offset by increases in long term debt of $32, and increases in additional paid-in capital of $300. Total cash paid for the acquisition was $3,324.

    o The acquisiton of Epsilon in 1995 resulted in an increase in current assets of $109, increase in property of $78, increase in goodwill of $1,865, decrease in other assets of $140; offset by increase in current liabilities of $651, and an increase in deferred income taxes of $100. Total cash paid for the acquisition was $1,161.

    o The acquisition of ProCare in 1995 resulted in an increase in current assets of $57, an increase in property of $154, an increase in goodwill of $4,434; increases in other assets of $47; offset by increase in current liabilities of $600, increase in deferred taxes of $75, an increase in long term debt of $117, and an increase in additional paid-in capital of $3,600. Total cash paid for the acquisition was $300.

    o The acquisition of Samaritan of Michigan in 1995 resulted in an increase in current assets of $265, an increase in goodwill of $6,775; offset by an increase in current liabilities of $1,340, and an increase of deferred income taxes of $200. Total cash paid for the acquisition was $5,500.

    o The acquisition of Fidelity in 1995 resulted in an increase in current assets of $8, increase in property of $183, increase in goodwill of $2,299; offset by increase in current liabilities of $300, and an increase in deferred taxes of $50. Total cash paid for the acquisition was $2,140.

    o The acquisition of Hometown Nursing in 1995 resulted in an increase in current assets of $3, increase in property of $1, increase in goodwill of $646; offset by increase in current liabilities of $120, and an increase in deferred taxes of $30. Total cash paid for the acquisition was $500.

    o The acquisition of Bernard's in 1995 resulted in an increase in property of $10 and an increase in goodwill of $90. Total cash paid for the acquisition was $100.

    o The acquisition of Stewart's in 1995 resulted in an increase in property of $190, increase in goodwill of $1,810; offset by increase in current liabilities of $100. Total cash paid for the acquisition was $1,900.

    o The June 1995 acquisition of four diagnostic service companies resulted in an increase in property of $190, increase in goodwill of $2,799; offset by an increase in current liabilities of $434. Total cash paid for these acquisitions was $2,555.

    o The acquisition of Mobile X of Maryland in 1995 resulted in an increase in property of $230, increase in goodwill of $1,170; offset by an increase in current liabilities of $600. Total cash paid for the acquisition was $1,400.

    o The acquisition of SLC in 1995 resulted in an increase in current assets of $4,314, increase in property of $103, increase in goodwill of $5,638, decrease in other assets of $202; offset by an increase in current liabilities of $2,217, and an increase in deferred income tax of $50, and an increase in long-term debt of $1,725 and an increase in additional paid in capital of $5,861.

    o The acquisition of Hershey in 1995 resulted in increases in property of $7,870 and long term debt of $5,770. Total cash paid for the acquisition was $2,100.

    o The acquisition of Clara Burke in 1995 resulted in an increase in property of $6,830 and long-term debt of $6,500. Total cash paid for the acquisition was $330.

    o Other asset acquisitions and purchase option deposits in 1995 resulted in an increase in other current assets of $832; property, plant and equipment of $31,997; and intangibles of $1869; of offset by an increase in current liabilities of $185. Cash paid for these acquisitions was $34,513.

    o Payment of previous acquisitions' earnout agreements in 1995 resulted in an increase in intangible assets and equity of $3,864.

   Other significant non-cash investing and financing activities are as follows.

    o An increase in additional paid in capital of $740 in 1993 resulted from the exercise of stock options granted under the Company's 1990 and 1992 Stock Option Plan and the Company's Equity Incentive Plan, which reduced the Company's current tax payable by $740 at December 31, 1993.

    o The sale of Professional Community Management, Inc., which manages residential retirement community living units in Southern California, in 1994 resulted in decreases in net current assets of $716; property, plant and equipment of $200; other assets of $746 and intangible assets of $3,899; net current liabilities of $1,226 and debt of $31; offset by the $4,304 purchase price paid in the form of a note receivable.

    o The Company declared cash dividends, which resulted in increases in current liabilities offset by decreases in retained earnings of $398 in 1994 and $435 in 1995.

    o The write off of the Crestwood management agreement in 1995 resulted in a decrease in current assets of $5,969, a decrease in property of $2,322, a decrease in other assets of $13,624, and a non-cash charge to income of $21,915 (see note 17).

    o In 1995, the write-off of long-lived assets in connection with SFAS No. 121 resulted in a decrease in property of $81,788, a decrease in intangible assets of $1,533, and a non-cash charge to income of $83,321. Also, the write-off of deferred pre-opening costs resulted in a decrease in intangible assets and a non-cash charge to income of $25,785 (see note 17).

   Cash payments for interest were $6,786, $20,728 and $49,863 for the years ended December 31, 1993, 1994 and 1995, respectively. Cash payments for income taxes were $5,867, $13,761 and $27,549 for such periods.


(14) EXTRAORDINARY ITEMS

   In the second quarter of 1995, the Company replaced its $250,000 revolving credit and term loan facility with a $500,000 revolving credit and term loan facility. This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $826 representing the write-off of deferred financing costs. In the fourth quarter of 1995, the Company incurred prepayment penalties on debt in the amount of $821. Such losses, reduced by the related income tax effect of $634, is presented in the statement of earnings as an extraordinary item of $1,013.

   In September 1994, the Company replaced its $260,000 revolving credit and term loan facility (see note 8) with a $250,000 revolving credit and term loan facility. Such event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $6,839, representing the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $2,565, is presented in the statement of earnings as an extraordinary item of $4,274.

   In December 1993, the Company replaced its $100,000 revolving credit facility with a $260,000 revolving credit and term loan facility. Such event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $3,730, representing the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $1,455, is presented in the statement of earnings as an extraordinary item of $2,275.

(15) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The  carrying  amount  of  cash  and  cash   equivalents,   patient  accounts
receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short-term maturity of these instruments. The fair value of temporary investments is estimated based on quoted market prices for these or similar investments. The fair value of third-party payor settlements receivable is estimated by discounting anticipated cash flows using estimated market discount rates to reflect the time value of money. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar instruments with the same remaining maturities. Management of the Company believes the carrying amount of the above financial instruments approximates the estimated fair value. The Company has investments in unconsolidated affiliates described in note 4, which are untraded companies and joint ventures, including an investment in a combination of common and preferred stock of Hearing Health Services, Inc. (HHS), which is carried at its original cost basis less writedowns of $4,000 and $2,608 at December 31, 1994 and 1995 respectively. The Company has notes receivable from unaffiliated individuals and untraded companies totaling $24,667 and $26,115 at December 31, 1994 and 1995 respectively. Also, the Company has guaranteed the indebtedness of two of its leased facilities and has purchase option deposits of $54,402 and $57,147 on 86 and 89 leased and managed facilities of which $21,000 and $25,357 is refundable at December 31, 1994 and 1995 respectively. It is not practicable to estimate the fair value of these investments, notes and guarantees since they are not traded, no quoted values are readily available for similar financial instruments and the Company believes it is not cost-effective to have valuations performed. However, management believes that there has been no permanent impairment in the value of such investments and no indication of probable loss on such guarantees.

(16) RELATED PARTY TRANSACTIONS

    In 1994, the Company sold and leased back three of its geriatric care facilities in a transation with affiliates of Capstone, a newly formed real estate investment trust. Robert N. Elkins, Chairman of the Board and Chief Executive Officer of the Company, is a Director of Capstone and Richard M. Scrushy, at the time a director of the Company, is Chairman of the Board of Capstone. The proceeds received by the Company were $28,210.

   In April 1993, a wholly-owned subsidiary of the Company acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. Robert N. Elkins, Chairman of the Board and Chief Executive Officer of the Company, is a director of Speciality Care PLC, and Timothy Nicholson, a director of the Company, is Chairman and Managing Director of Speciality Care. Mr. Nicholson was formerly Executive Vice President of the Company. In 1995 the Company invested an additional $4,384 in Speciality Care PLC. As a result of the Company's additional investment, the Company's interest in the Common Stock is 21.30% and 63.65% for the 6% cumulative convertible preferred stock. The Company's equity in Speciality Care PLC was $9,250 at December 31, 1995.


(17) LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING
    CHARGES

   In the fourth quarter of 1995, the Company, as well as industry analysts, concluded that Medicare and Medicaid reform was imminent. Both the House and Senate balanced budget proposals proposed a reduction in future growth in Medicare and Medicaid spending from 10% a year to approximately 4-6% a year. While Medicare and Medicaid reform had been discussed prior to the fourth quarter, the Company came to believe that a future reduction in the growth of Medicare and Medicaid spending was virtually a certainty. Such reforms include, in the near term, a continued freeze in the Medicare routine costs limit ("RCL"), followed by reduced increases in later years, more stringent documentation requirements for Medicare RCL exception requests, reduction in the growth in Medicaid reimbursement in most states, as well as salary equivalency in rehabilitative services, and, in the longer-term (2-3 years), a switch to a prospective payment system for home care and nursing homes, and repeal of the "Boren Amendment", which requires that states pay hospitals "reasonable and adequate" rates. The Company estimated the effect of the aforementioned reforms on each nursing and subacute facility, as well as on its rehabilitative services, respiratory therapy, home care, mobile diagnostic and pharmacy divisions by reducing (or in some cases increasing) the future revenues and expense growth rates for the impact of each of the aforementioned factors. Accordingly, these events and circumstances triggered the early adoption of Statement of Financial Accounting Standards No. 121 in the fourth quarter of 1995. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used.

   In estimating the future cash flows for determining whether an asset is impaired, and if expected future cash flows used in measuring assets are impaired, the Company grouped its assets at the lowest level for which there are identifiable cash flows independent of other groups of assets. These levels were each of the individual nursing/subacute facilities, and each of the home health, rehabilitative therapy, respiratory therapy, pharmacy and mobile diagnostics divisions. The results of comparing future undiscounted cash flows to historical carrying value were that some individual nursing facilities and one assisted living facility were eligible for an impairment charge. None of the remaining facilities or business units were eligible since only those facilities or business units where the carrying value exceeded the undiscounted cash flows are considered impaired. The business units having significant goodwill were not identified for an impairment charge because projected undiscounted cash flows were sufficient to recover goodwill over the remainder of the 40 year estimated useful life. Prior to adoption of SFAS 121, the Company evaluated impairment on the entity level. Such an evaluation yielded no impairment as of September 30, 1995.

   After determining the facilities eligible for an impairment charge, the Company determined the estimated fair value of such facilities. Also, the Company obtained valuation estimates prepared by independent appraisers or had received offers from potential buyers on six of the facilities identified for impairment. Such valuation estimates were obtained to corroborate the Company's estimate of value. The Company determined that the carrying value of certain long-lived assets, including goodwill, build ings and improvements, leasehold improvements, equipment and deferred pre-opening costs exceeded their fair values. The excess carrying value above the fair value of $109,106 was written off and was included in the statement of operations for 1995 as loss on impairment of long-lived assets.


   During the fourth quarter of 1995, the Company terminated the Crestwood management contract, a 10 year contract entered into in January 1994 to manage 23 long-term care and psychiatric facilities in California owned by Crestwood Hospital. The terms of the contract required the payment of a management fee to IHS and a preferred return to the Crestwood owners. IHS terminated the management contract with Crestwood Hospital due primarily to changes in California Medicaid rates which no longer provided sufficient cash flow at the facilities to support both IHS' management fee and the preferred return to the owners. As a result, the Company incurred a $21,915 loss on the termination of this contract. Such loss consists of the write-off of $8,496 of management fees, $11,097 of loans made to Crestwood Hospital and the owners of Crestwood, as well as the interest thereon, and $2,322 of contract acquisition costs.


   During the third quarter of 1995, the Company merged with IntegraCare, Inc. in a transaction accounted for as a pooling of interests. In connection with this transaction, the Company incurred merger costs of $1,939 for accounting, legal, and other costs. These costs are included as an other non-recurring charge on the statement of operations.

RESTATEMENT

   The Company subsequently determined that deferred pre-opening costs, which were included in the carrying value of long-lived assets as described above, should not be included for purposes of determining the loss on impairment of long-lived assets. Accordingly, the Company recalculated such loss excluding deferred pre-opening costs from the carrying value, and adopted a change in accounting estimate to write-off in 1995 all deferred pre-opening costs. This change was made in recognition of the circumstances, discussed above, which raised doubt and thereby triggered the assessment of recoverability of long-lived assets in 1995. These circumstances also raised doubt as to the estimated future benefit and recoverability of deferred pre-opening costs, resulting in the Company's decision to write-off $25,785 of deferred pre-opening costs. The Company's loss on impairment of long-lived assets and other non-recurring charges, as previously reported in 1995 and as restated, are summarized as follows:

                                                              AS PREVIOUSLY      AS
                                                                 REPORTED     RESTATED
                                                             --------------- ----------
Loss on impairment of long-lived assets:
 Goodwill (assisted living facility).......................     $  1,533      $  1,533
 Property, plant and equipment.............................       92,092        81,788
 Deferred pre-opening costs................................       15,481            --
                                                                -----------   ---------
Total loss on impairment of long-lived assets..............      109,106        83,321
Other non-recurring charges:
 Write-off of deferred pre-opening costs in connection with
  change in accounting estimate............................           --        25,785
 Loss on Crestwood management contract termination.........       21,915        21,915
 IntegraCare merger costs..................................        1,939         1,939
                                                                -----------   ----------
Total other non-recurring charges..........................       23,854        49,639
                                                                -----------   ----------
Total loss on impairment of long-lived assets and other
 non-recurring charges.....................................     $132,960      $132,960
                                                                ===========   ==========


   The effect of these changes on operating results in 1995 are summarized as follows:


                                                             INCREASE (DECREASE) IN
                                                                  LOSS BEFORE
                                                            EXTRAORDINARY ITEMS AND
                                                                    NET LOSS
                                                            -----------------------
                                                               AMOUNT    PER SHARE
                                                            ----------- -----------
Reduction of loss on impairment of long-lived assets .....  $(15,858)      $(0.74)
Increase in other non-recurring charges for write-off of
deferred pre-opening costs in connection with change in
accounting estimate.......................................  $ 15,858       $ 0.74
                                                            =========== ===========


   In connection with the change in accounting estimate regarding the future benefits and recoverability of deferred pre-opening costs, the Company has changed its accounting method beginning in 1996 from deferring and amortizing pre-opening costs to recording them as an expense when incurred.


(18) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

   The following infomation is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertanties" which is effective for the year ended December 31, 1995.

   The Company's strategy is to use geriatric care-facilities as a platform to provide a wide variety of post-acute medical and rehabilitative services more typically delivered in the acute care hospital setting and to use home healthcare to provide those medical and rehabilitative services which do not require 24-hour monitoring. Post-acute care includes subacute care, outpatient and home care, inpatient and outpatient rehabilitation, diagnostic, respiratory therapy and pharmacy services. The Company's post-acute health care system is intended to provide continuity of care for its patients following discharge from acute care hospitals. The Company also manages such operations for other owners for a fee, which is generally based on a percentage of the gross revenue. The Company and others in the health care business are subject to certain inherent risks, including the following:

    o Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs;

    o Ability to obtain per diem rates approvals for costs which exceed the Federal Medicare established per diem rates;

    o Government regulations, government budgetary constraints and proposed legislative and regulatory changes; and

    o   Lawsuits alleging malpractice and related claims.

   Such inherent risks require the use of certain management estimates in the preparation of the Company's financial statements and it is reasonably possible that a change in such estimates may occur.

   The Company receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and from the states in which its facilities are located under Medicaid. Revenue derived from Medicare and various state Medicaid reimbursement programs represented 32.8% and 20.6%, respectively, of the Company's revenue for the year ended December 31, 1995, and the Company's operations are subject to a variety of other Federal, state and local regulatory requirements. Failure to maintain required regulatory approvals and licenses and/or changes in such regulatory requirements could have a significant adverse effect on the Company. Changes in Federal and state reimbursement funding mechanism, related government budgetary constraints and differences between final settlements and estimate settlements receivable under Medicare and Medicaid retrospective reimbursement programs, which are subject to audit and retroactive adjustment, could have a significant adverse effect on the Company. The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain per diem rate approvals for costs which exceed the Medicare established per diem rate limits and by obtaining waivers of these limitations. Also, the Company is from time to time subject to malpractice and related claims and lawsuits, which arise in the normal course of business and which could have a significant effect on the Company. The Company believes that adequate provision for these items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

   Since its inception, the Company has grown through acquisitions, and realization of acquisition costs, including intangible assets of businesses acquired, is dependent initially upon the consummation of the acquisitions and subsequently upon the Company's ability to successfully integrate and manage acquired operations. Also, the Company's development of post-acute network health care networks is dependent upon successfully effecting economics of scale, the recruitment of skilled personnel and the expansion of services and related revenues.

(19) SUBSEQUENT EVENTS

   In February, 1996, the Company entered into an agreement to acquire First American Health Care of Georgia, Inc., ("First American") which provides home health services in twenty-three states. The agreement provides for a purchase price of $150,000 plus an additional earn-out payment based on operational experience in the years 1999 through 2002. First American has filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code. The acquisition is subject to the successful completion of a reorganization plan in bankruptcy court, various regulatory approvals, bank approval, and Board of Directors approval. There can be no assurance that the transaction will be consummated under the described terms or at all.

   In February 1996, the Company acquired Vintage Health Care Center in Denton, Texas. The purchase price was approximately $7 million.

   In March 1996, the Company acquired Rehab Management Services, Inc., an outpatient rehabilitation company in central Florida for approximately $10 million.

   The Company has reached agreements in principle to purchase a hospice company in Chicago, Illinois, for approximately $8 million, and a home health agency in Memphis, Tenessee, for approximately $2 million. There can be no assurance that the transaction will be consummated on these terms or at all.

                       INTEGRATED HEALTH SERVICES, INC.
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                             YEAR ENDED     YEAR ENDED      YEAR ENDED
                                            DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                1993           1994            1995
                                          --------------- -------------- ---------------
Allowance for doubtful accounts:
  Balance at beginning of period .......        $  3,900      $  4,592        $ 16,630
  Provisions for bad debts .............           4,331        16,359          19,359
  Acquired companies ...................           7,237        16,760             993
  Accounts receivable written-off (net
   of recoveries) ......................         (10,876)      (21,081)        (18,854)
                                                -----------   -----------     -----------
  Balance at end of period .............        $  4,592      $ 16,630        $ 18,128
                                                ===========   ===========     ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Proposal No. 1--Elections of Directors" in the Company's Proxy Statement for the Annual Meeting of stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

   See "Part I--Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

   The  section  entitled  "Executive   Compensation"  in  the  Company's  Proxy
Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements and Financial Statement Schedules

   (1) and (2) See "Index to Consolidated Financial Statements and Supplemental Schedules" at Item 8 of this Annual Report on Form 10-K.

   (b) The following exhibits are filed or incorporated by reference as part of this Annual Report (Exhibit Nos. 10.60, 10.61, 10.62, 10.63, 10.64, 10.65,
10.66,  10.67,  10.68,  10.69,  10.70, 10.71, 10.72, 10.73, 10.74, 10.75, 10.76,
10.77, 10.78, 10.97 and 10.98 are management contracts, compensatory plans or arrangements):



3.1     -- Third Restated Certificate of Incorporation, as amended. (1)

3.2.    -- Amendment to the Third Restated  Certificate of Incorporation,  dated
           May 26, 1995. (2)

3.3     -- Certificate   of  designation  of  Series  A  Junior   Participating
           Cumulative Preferred Stock (3)

3.4     -- By-laws, as amended. (24) -- Indenture, dated as of December 1, 1992, between  Integrated Health Services,  Inc. and Signet Trust Company,  as
           Trustee,  relating to the  Company's  6%  Convertible  Subordinated  4.1
           Debentures. (5)

4.2     -- Form of 6% Debenture (included in 4.1). (5)

4.3     -- Indenture,  dated as of December 15, 1993, from Integrated 4,3 Health
           Services,  Inc.,  as Issuer,  to The Bank of New York (as  successor  in interest) to  NationsBank  of  Virginia,  N.A.,  as Trustee,  4.3 ......
           relating  to  the  Company's  5 3/4 %  Convertible  Senior  Subordinated
           Debentures due 2001. (6)

4.4     -- Form of 5 3/4 % Debenture (included in 4.3) (6)

4.5     -- Registration Rights Agreement, dated as of December 17, 1993, between
           Integrated Health Services, Inc. and Smith Barney Shearson Inc. relating to the Company's 5 3/4 % Convertible Senior Subordinated  Debentures due
           2001. (6)

4.6     -- Supplemental  Indenture  dated  as of  September  15,  1994  between
           Integrated Health Services,  Inc. and The Bank of New York (as successor in interest) to NationsBank of Virginia N.A. (7)

4.7     -- Indenture,  dated  as of July 1,  1994,  between  Integrated  Health
           Services,  Inc. and Signet Trust Company, Inc. relating to the Company's
           10 3/4 % Senior Subordinated Notes due 2004 (8)


4.8     -- Form of Note (included in 4.7)(8)

4.9     -- Amended  and  Restated  Supplemental  Indenture,  dated as of May 15,
           1995, from Integrated Health Service,  Inc. to Signet Trust Company,  as
           trustee, relating to the Company's 9 5/8 % Senior Subordinated Notes due
           2002 and 9 5/8 % Senior Subordinated Notes due 2002, Series A. (24)

4.10    -- Form of 9 5/8 % Senior Subordinated Notes (included in 4.9). (24)

10.1    -- Letter  dated  March 28,  1991 from  Integrated  Health  Services  of
           Brentwood,  Inc., Integrated Health Services,  Inc., Alpine Manor, Inc.,
           Briarcliff Nursing Home, Inc., Cambridge Group, Inc.,  Integrated Health
           Services of Riverbend,  Inc., Integrated Health Services of Cliff Manor,
           Inc.,  Integrated  Health Group, Elm Creek of IHS, Inc., Spring Creek of
           IHS, Inc.,  Carriage-By-The-Lake of IHS, Inc. and Firelands of IHS, Inc.
           to Meditrust Mortgage Investments, Inc. (9)

10.2    -- Loan and  Security  Agreement  dated as of May 1, 1990 by and between
           Sovran Bank/Central South and Integrated of Amarillo, Inc. (9)



10.3    -- Amended  and  Restated  Promissory  Note dated  April 8, 1991 made by
           Integrated of Amarillo,  Inc. in favor of Sovran  Bank/Tennessee  in the aggregate principal amount of $300,000. (9)

10.4    -- Construction Loan Agreement dated November, 1990 by and between First
           National Bank of Vicksburg and River City Limited Partnership. (9)

10.5    -- Guaranty  and  Suretyship  Agreement,  dated as of  January 1, 1992, between  Integrated Health Services,  Inc. and Nationsbank of Tennessee.
           (9)

10.6    -- Deed of Trust Note from  Integrated  Health  Services at  Alexandria,
           Inc. to Oakwood  Living Centers of Virginia,  Inc.,  dated June 4, 1993.
           (10)

10.7    -- Loan Agreement dated as of December 30, 1993, by and among Integrated
           Health Services at Colorado Springs, Inc. as Borrower, Integrated Health
           Services, Inc., as Guarantor, and Bell Atlantic Tricon Leasing Corp. (6)

10.8    -- Promissory  Note,  dated December 30, 1993 made by Integrated  Health
           Services at Colorado  Springs,  Inc.  in favor of Bell  Atlantic  Tricon
           Leasing Corp. (6)

10.9    -- Guaranty Agreement, dated as of December 30, 1993, made by Integrated
           Health Services, Inc. in favor of Bell Atlantic Tricon Leasing Corp. (6)

10.10   -- Revolving  Credit and Term Loan Agreement  dated as of April 20, 1995 among  Integrated  Health  Services,  Inc.,  Citicorp  USA, Inc. and the
           lenders named herein. (23)

10.11   -- First Amendment to revolving  credit and term loan agreement dated as of May 11, 1995 among  Integrated  Health  Services,  Inc., and Citicorp
           USA, Inc., et al. (24)

10.12   -- Guaranty by Integrated Health Services,  Inc. dated December 16, 1993 to IFIDA Healthcare Group, Ltd., Morris Manor Associates, Plymouth House
           Health Care Center, Inc., Chateau Associates,  Broomall Associates, Lake
           Ariel Associates,  Winthrop House Associates,  Limited Partnership, Mill
           Hill  Associates,  Limited  Partnership,  Hillcrest  Associates and Kent
           Associates, L.P. (13)

10.13   -- Loan  Agreement,  dated December 20, 1993, by and between  Integrated
           Health Services at Central Florida, Inc. and Southtrust Bank of Alabama,
           National Association. (6)

10.14   -- Mortgage and Security  Agreement,  dated  December 20, 1993,  between
           Integrated Health Services of Central Florida,  Inc. and Southtrust Bank
            of Alabama, National Association. (13)

10.15   -- Guaranty  Agreement,  dated  December 20, 1993, by Integrated  Health
           Services,  Inc.  in  favor  Of  Southtrust  Bank  of  Alabama,  National
           Association. (13)

10.16   -- Assignment  and Pledge of Deposit  Account,  dated December 20, 1993, from  Integrated  Health Services at Central  Florida,  Inc. in favor of
           Southtrust Bank of Alabama, National Association. (13)

10.17   -- Lease  Agreement  dated as of July 11,  1985  (Cambridge  Health Care
           Center,  Indianapolis,  IN) by and between  Cambridge  Group of Indiana,
           Inc. and The Mediplex Group,  Inc., as amended by the First Amendment to
           Lease  Agreement  dated as of December 19, 1985 and Second  Amendment to
           Lease Agreement dated as of October 24, 1990. (9)

10.18   -- Lease Guaranty dated February 10, 1989 by Integrated Health Services,
           Inc. to and for the benefit of Mediplex of Indiana, Inc. (9)

10.19   -- Facility Lease dated as of December 30, 1986 (Somerset  Nursing Home,
           Bound Brook, NJ) by . and between  Integrated Health Services,  Inc. and
           Meditrust. (9)

10.20   -- Facility  Lease and  Security  Agreement  dated as of August 13, 1987
           (Briarcliff  Nursing  Home,  Alabaster,  AL) by and  between  Briarcliff
           Nursing Home,  Inc. and Meditrust of Alabama,  Inc., as amended by First
           Amendment of Lease dated December 30, 1987 and Second Amendment of Lease agreement dated March 23, 1989. (9)



10.21   -- Facility Lease and Security  Agreement  dated as of December 30, 1987
           (Alpine Manor Nursing Home, Erie, PA) by and between Alpine Manor,  Inc.
           and  Meditrust  at Alpine,  Inc.,  as amended by the First  Amendment of
           Lease Agreement dated as of March 23, 1989. (9)

10.22   -- Facility  Lease and  Security  Agreement  dated as of March 24, 1988
           (Cliff  Manor  Nursing  Home,   Riverside,   Missouri)  by  and  between
           Integrated  Health  Services  of Cliff  Manor,  Inc.  and  Meditrust  of
           Missouri, Inc. (9)

10.23   -- Pledge  Agreement  dated  March 24,  1988 by and  between  Integrated
           Health Services, Inc. and Meditrust of Missouri, Inc., relating to Cliff
           Manor Nursing Home, Riverside, Missouri. (9)

10.24   -- Facility  Lease  and  Security  Agreement  dated  as of May 5,  1988
           (Riverbend  Nursing  Home,  Grand Blanc,  MI) by and between  Integrated
            Health Services of Riverbend, Inc. and Meditrust of Michigan, Inc. (9)

10.25   -- Amendment  of Lease  Agreement  dated as of  March  28,  1991 by and between  Integrated Health Services of Riverbend,  Inc. and Meditrust of
           Michigan, Inc. (8)

10.26   -- Pledge Agreement dated May 5, 1988 by and between  Integrated  Health
           Services, Inc. and Meditrust of Michigan, Inc. (9)

10.27   -- Amended  and  Restated  Lease  dated  as of May  24,  1990  (Ballard
           Convalescent  Center,  Seattle,  WA) by and between Integrated  Ballard,
           Inc. and Liberty Retirement Housing Limited Partnership. (9)

10.28   -- Facility  Lease and Security  Agreement  dated as of December 7, 1990
           (Elm Creek  Nursing  Center) by and between Elm Creek of IHS,  Inc.  and
           Meditrust of Ohio, Inc. Facility Lease and Security  Agreements dated as of December 7, 1990 by and between  Meditrust of Ohio,  Inc. and each of
           Spring  Creek  of  IHS,  Inc.,  Carriage-By-The-Lake  of  IHS  Inc.  and
           Firelands of IHS, Inc.  have been omitted  because such  agreements  are substantially identical to the aforementioned agreement. (9)

10.29   -- Letter  Agreement  dated  December 7, 1990 by and between  Integrated
           Health  Services,   Inc.,  for  itself  and  certain   subsidiaries  and
           affiliates  and  Meditrust,  for  itself and its  subsidiaries  that are parties to certain lease documents. (9)

10.30   -- Letter  Agreement  dated  December  7,  1990 by and among  Integrated
           Health Services,  Inc., Integrated Health Services of Cliff Manor, Inc.,
           Meditrust, Meditrust of Missouri, Inc. and Meditrust of Ohio, Inc. (9)

10.31   -- Letter  Agreement  dated  December  7,  1990 by and among  Integrated
           Health  Services,  Inc.,  Elm Creek of IHS,  Inc.,  Spring Creek of IHS,
           Inc.,  Carriage-By-The-Lake  of IHS,  Inc.,  Firelands of IHS,  Inc. and
           Meditrust of Ohio, Inc. (9)

10.32   -- Letter  Agreement  dated  December  7,  1990 by and among  Integrated
           Health Services,  Inc.,  Alpine Manor,  Inc.,  Briarcliff  Nursing Home,
           Inc.,  Cambridge Group,  Inc.,  Integrated Health Services of Riverbend,
           Inc., Integrated Health Services of Cliff Manor, Inc., Integrated Health
           Group and Meditrust. (9)

10.33   -- Letter Agreement dated March 28, 1991 by and among Integrated  Health
           Services,  Inc.,  Alpine Manor,  Inc.,  Briarcliff  Nursing Home,  Inc.,
           Cambridge Group,  Inc.,  Integrated Health Services of Riverbend,  Inc.,
           Integrated  Health  Services of Cliff  Manor,  Inc.,  Integrated  Health
           Group,   Elm  Creek  of  IHS,   Inc.,   Spring   Creek  of  IHS,   Inc.,
           Carriage-By-The-Lake of IHS, Inc., Firelands of IHS, Inc. and Meditrust.
           (9)

10.34   -- Letter of Amendment dated December 7, 1990 between  Integrated Health
           Services, Inc. and Jack S. Semelsberger, Sr. (9)

10.35   -- Letter dated December 7, 1990 among Integrated Health Services, Inc.,
           Elm Creek of IHS, Inc., Spring Creek of IHS, Inc.,  Carriage-By-The-Lake
           of IHS, Inc., Firelands of IHS, Inc. and Meditrust of Ohio, Inc. (9)



10.36   -- Memorandum of Facility Lease and Security Agreement dated December 7,
           1990 by and between  Meditrust of Ohio,  Inc. and Elm Creek of IHS, Inc  .
           Memorandum of Facility  Lease and Security  Agreement  dated December 7,
           1990 by and between  Meditrust of Ohio, Inc. and each of Spring Creek of
           IHS, Inc., Firelands of IHS, Inc. and  Carriage-By-The-Lake of IHS, Inc.
           have been omitted because such agreements are substantially identical to the aforementioned agreement. (9)

10.37   -- Letter dated December 11, 1990 between  Integrated  Health  Services,
           Inc.,  Elm  Creek  of  IHS,   Inc.   Spring   Creek  of  IHS,   Inc.,
           Carriage-By-The-Lake of IHS, Inc., Firelands of IHS, Inc., and Meditrust
           of Ohio, Inc. (9)

10.38   -- Letter  Agreement dated December 17, 1991,  among  Integrated  Health
           Services, Inc., certain of its subsidiaries and Meditrust for itself and its subsidiaries  that are parties to agreements with Integrated  Health
           Services and its subsidiaries. (15)

10.39   -- Purchase  Option  Agreement,  dated  December 31, 1991,  by and among
           Darrel C.  Watson,  William  W. Webb and Darrel C.  Watson as  executors under the Last Will and Testament of Rachel A. Brantley,  deceased,  and
           Integrated Health Services at Blue Ridge Manor, Inc. (15)

10.40   -- Purchase Option Agreement dated as of July 1, 1992, between Driftwood
           Health Care Managers,  Inc. and Integrated Health Services at Driftwood,
           Inc. (5)

10.41   -- Purchase  Option  Agreement,  Amendment  dated as of April 15,  1995, between  Briarcliff  Haven,  Inc.  and  Integrated  Health  Services  at
           Briarcliff Haven, Inc. (24)

10.42   -- Amended and Restated Lease Agreement, dated as of October 1, 1992, by and among  Skilled  Rehabilitative  Services,  Inc.,  Integrated  Health
           Services of Green Briar, Inc. and Integrated Health Services, Inc. (5)

10.43   -- Amended and Restated Purchase Option, dated as of October 1, 1992, by and between  Integrated Health Services of Green Briar, Inc. and Skilled
           Rehabilitative Services, Inc. (5)

10.44   -- Receivables  Purchase  Agreement,  dated as of September 30, 1992, by and between Skilled Rehabilitative  Services, Inc. and Integrated Health
           Services of Green Briar, Inc. (5)

10.45   -- Promissory  Note,  dated October 1, 1992,  made by Integrated  Health
           Services of Green  Briar,  Inc.  to the order of Skilled  Rehabilitative
           Services, Inc. (5)

10.46   -- Third Amendment to Facility Lease and Security Agreement, dated as of
           October 29,  1992,  by and between  Briarcliff  Nursing  Home,  Inc. and
           Meditrust of Alabama, Inc. (5)

10.47   -- Lease and Security  Agreement,  dated August 17, 1992, by and between
           Nationwide  Health  Properties,  Inc. and Integrated  Health Services at
           Orange Park, Inc. (5)

10.48   -- Guaranty of Lease,  dated as of August 17, 1992, by Integrated Health
           Services, Inc. in favor of Nationwide Health Services, Inc. (5)

10.49   -- Purchase  Option  Agreement,  dated  December 7, 1992, by and between
           Heritage/Highlands   Health  Care  Associates  Limited  Partnership  and
           Integrated Health Services at Hanover House, Inc. (5)

10.50   -- Letter dated February 18, 1994, to IFIDA Health Care Group, Ltd. from
           Integrated Health Services, Inc. (13)

10.51   -- Facilities  Agreement  dated  as of  August  31,  1994 by and  among
           Litchfield Asset Management Corp., Integrated Health Services of Lester,
           Inc and Integrated Health Services, Inc. (16)

10.52   -- Lease dated as of August 31, 1994 between Litchfield Asset Management
           Corp. and Integrated Health Services of Lester, Inc. As permitted by the instructions  to Item 601 of  Regulation  S-K, the 42  additional  Lease
           Agreements between subsidiaries of Integrated Health Services,  Inc. and
           Litchfield  Asset  Management  Corp. have been omitted because each such agreement is  substantially  identical  in all material  respects to the aforementioned Lease Agreement (16)




10.53   -- Purchase  Option  Agreement  dated as of  August  31,  1994  between
           Litchfield  Asset  Management  Corp. and Integrated  Health  Services of
           Lester,  Inc. As permitted by the instructions of Item 601 of Regulation
           S-K, the 42 additional  Purchase Option Agreements between  subsidiaries of Integrated  Health  Services,  Inc. and Litchfield  Asset  Management
           Corp. have been omitted  because each such  agreeement is  substantially identical  in  all  material  respects  to the  aforementioned  Purchase
           Option. (16)

10.54   -- Guaranty dated as of August 31, 1994 by Integrated  Health  Services,
           Inc. for the benefit of Litchfield Asset Management Corp. (16)

10.55   -- Warrant  to  Purchase  Shares of Common  Stock of  Integrated  Health
           Services,  Inc.  dated as of August 31, 1994 issued to Litchfield  Asset
           Management Corp. (16)

10,56   -- Participation   Agreement  dated  as  of  August  31,  1994  between
           Litchfield  Asset  Management  Corp. and Integrated  Health  Services of
           Lester, Inc. (16)

10.57   -- Agreement of Limited  Partnership  of River City Limited  Partnership
           dated December 6, 19896 by and between Sydney House,  Inc.,  Delco, Inc.
           and the limited partners named therein. (9)

10.58   -- Stock Issue  Agreement dated May 18, 1988, as amended on December 21,
           1990 by and among Integrated  Health Services,  Inc.,  Robert N. Elkins,
           Timothy F. Nicholson and Skilled Rehabilitation Services, Inc. (9)

10.59   -- Form of Indemnity Agreement. (9)

10.60   -- Integrated  Health Services,  Inc. Equity Incentive Plan, as amended.
           (17)

10.61   -- Integrated Health Services,  Inc. 1990 Employee Stock Option Plan, as
           amended. (17)

10.62   -- Integrated Health Services, Inc. 1992 Stock Option Plan (17)

10.63   -- Integrated Health Services, Inc. Employee Stock Purchase Plan (17)

10.64   -- Senior Executives' Stock Option Plan. (18)

10.65   -- 1994 Stock Incentive Plan. (18)

10.66   -- Stock Option Plan for Non-Employee Directors. (18)

10.67   -- Stock Option Compensation Plan for Non-Employee Directors. (18)

10.68   -- Cash Bonus Replacement Plan (22)

10.69   -- Integrated Health Services,  Inc. Key Employee Supplemental Executive
           Retirement Plan ("Plan A")(24)

10.70   -- Integrated Health Services,  Inc.  Supplemental  Executive Retirement
           Plan ("Plan B")(24)

10.71   -- Integrated Health Services,  Inc.  Supplemental Deferred Compensation
           Plan ("Plan Z")(24)

10.72   -- Option  Agreement  dated  January 25, 1988 by and between  Timothy F.
           Nicholson and Integrated Health Services, Inc. (9)

10.73   -- Amendment 1 to Employment Agreement effective January 1, 1995 between
           Integrated Health 10.73 Services, Inc. and Robert N. Elkins. (24)

10.74   -- Amendment 1 to Employment Agreement effective January 1, 1995 between
           Integrated Health Services, Inc. and Lawrence P. Cirka. (24)

10.75   -- Employment  Agreement  effective  January 1, 1994 between  Integrated
           Health Services, Inc. and Dennis Cahill. (4)

10.76   -- Employment Agreement effective July 1, 1994 between Integrated Health
           Services, Inc. and 6 Brian Davidson. (4)

10.77   -- Employment Agreement effective July 1, 1994 between Integrated Health
           Services, Inc. and Edward J. Komp. (4)

10.78   -- Employee  Agreement  dated June 5, 1995 between  Asia Care,  Inc. and
           John L. Silverman (22)



10.79   -- Stock Exchange  Agreement dated as of May 24, 1990 between Integrated
           Health  Services,  Inc. and Jeffrey Olsen.  A Stock  Exchange  Agreement
           dated as of May 24, 1990 between  Integrated  Health Services,  Inc. and
           Russell Disbro has been omitted because such agreement is  substantially identical to the aforementioned agreement. (9)

10.80   -- Consultation  Agreement,  dated  as of  February  1,  1992,  between
           Integrated Health Services, Inc. and Park Regency Ltd. I. (15)

10.81   -- Pledge  Agreement and Amendment No 1 to Agreement for  Consulting and
           Management  Services and Personal Services  Agreement,  dated January 4,
           1993,  among the  Company,  Health Care  Consulting,  Inc.,  Health Care
           Systems, Inc., Grantly Payne, and Scott Robertson. (19)

10.82   -- Revolving  Credit and Security  Agreements,  dated as of December 30,
           1992,  between  Integrated Health Services,  Inc. and Morgan Hill Health
           Care Investors, Inc. (19)

10.83   -- Purchase  Option,  dated as of December 1, 1992,  between  Integrated
           Health Services at Denton, Inc. and Wesleyan Home Care, Inc. (19)

10.84   -- Purchase Option and Right of First Refusal  Agreement,  dated January
           20, 1993, among Integrated Health Services of Missouri, Inc., Dominic F.
           Tutera, Joseph C. Tutera, and Michael J. Tutera. (19)

10.85   -- Purchase  Option and Right of First Refusal  Agreement  dated January
           20, 1993,  between  Integrated  Health  Services of  Missouri,  Inc. and
           Dominic F. Tutera. (19)

10.86   -- Revolving  Credit and  Security  Agreement  dated  January 20, 1993, between  Integrated Health Services of Missouri,  Inc. and Cenill,  Inc.
           (19)

10.87   -- Purchase  Option  Agreement,   dated  December  28,  1992,   between
           Briarcliff Nursing Home, Inc. and Meditrust of Alabama, Inc. (19)

10.88   -- Warrant to Purchase  Shares of Common Stock dated July 1, 1992 issued to Driftwood Health Care Managers, Inc. (19)

10.89   -- Guaranty dated July 1, 1992 made by Integrated Health Services,  Inc.
           (19)

10.90   -- Guaranty dated September 15, 1992 made by Integrated Health Services,
           Inc. (19)

10.91   -- Share Purchase  Agreement,  effective as of September 30, 1993, among
           Integrated Health Services, Inc., Gary M. Kelso, Grantly R. Payne, Scott
           W.  Robertston,  Robert C.  Brozowski,  Mark C. Himmel,  and Health Care
           Systems, Inc. (20)

10.92   -- Sale and Purchase  Agreement,  effective  as of  September  30, 1993, among Integrated  Health Services,  Inc., Vero Beach Associates  Limited
           Partnership,  Fort Pierce  Associates  Limited  Partnership  and Orlando
           Associates Limited Partnership. (20)

10.93   -- Agreement and Plan of Reorganization, dated as of May 28, 1993, among
           Integrated  Health  Services,  Inc., IHS  Acquisition,  Inc., and Eileen
           Goodis, Earl Racine and Patient Care Pharmacy, Inc. (10)

10.94   -- (i) Aircraft  Purchase  Agreement between Steve Allen Aircraft Sales,
           Inc. and Integrated Health Services, Inc., dated as of May 27, 1993, and
           (ii)  Bill  of  Sale  between  Integrated  Health  Services,   Inc.  and
           Integrated Health Services of Skyview, Inc., dated June 30, 1993. (10)

10.95   -- Assignment  Agreement  dated May 28,  1993  among  Square D Company,
           Integrated  Health  Services,  Inc.,  Manekin at Owings  Mills I Limited
           Partnership, and McDonough School, Inc. (10)

10.96   -- Assignment dated June 1, 1993 among Integrated Health Services, Inc.,
           Rouse-Teachers  Properties,  Inc.,  Rouse  Office  Management,  Inc. and
           Square D Company. (10)

10.97   -- Consulting  Agreement  dated as of April 26, 1993 between  Integrated
           Health Services, Inc. and Timothy F. Nicholson. (11)

10.98   -- Loan and Security  Agreement,  dated July 7, 1993,  among Health Care
           Industries  Corporation,  Integrated  Health  Services,  Inc.,  and Jack
           Semelsberger, Sr. (20)


10.99   -- Agreement and Plan of  Reorganization,  dated as of December 1, 1993, among Integrated Health Services,  Inc., IHS Acquisition II, Inc., Larry
           Garatoni,  Scott  Frazier,  Anthony  Wright  and  Associated  Therapists
           Corporation d/b/a Achievement Rehab. (21)

10.100  -- Stock Subscription Agreement, dated December 16, 1993, by and between
           Integrated Health Services,  Inc. and Plymouth House Health Care Center,
           Inc. As permitted by the Instructions to Item 601 of Regulation S-K, the
           Stock   Subscription   Agreements  entered  into  by  Integrated  Health
           Services, Inc. with Mill Hill Associates, Limited Partnership, Hillcrest
           Associates,  Broomall Associates, Lake Ariel Associates,  Ltd., Winthrop
           House Associates,  Limited  Partnership,  Chateau  Associates,  and Kent
           Associates   have  been   omitted   because   each  such   agreement  is
           substantially  identical in all material respects to the  aforementioned stock subscription agreement. (13)

10.101  -- Amended and Restated  Purchase and Sale Agreement dated as of October
           27,  1993  by  and  among  Trizec   Properties  Inc.,   Triangle  Realty
           Investments, Inc. and Integrated Health Services, Inc. (21)

10.102  -- Purchase Option  Agreement,  made and entered into January 2, 1994 by and among James M. Dobbins,  Sr., James M. Dobbins,  Jr., Bryan D. Burr,
           George Lytal,  Mary Lou Glantz,  Crestwood  Hospitals,  Inc., West Coast
           Cambridge, Inc. and Integrated Health Services, Inc. (6)

10.103  -- Partnership  Purchase Option Agreements,  made and entered to January
           1, 1994, by and among James M.  Dobbins,  Sr.,  James M.  Dobbins,  Jr.,
           Bryan D. Burr and West Coast Cambridge, Inc. (6)

10.104  -- Facilities Credit Agreement, dated January 1, 1994, between Crestwood
           Hospitals, Inc. and West Coast Cambridge, Inc. (6)

10.105  -- Management  Agreement,  made and entered into (and  effective as of)
           January 1, 1994, between and among Crestwood Hospitals, Inc., West Coast
           Cambridge, Inc., James M. Dobbins, Sr., James M. Dobbins, Jr., and Bryan
           D. Burr. (6)

10.106  -- Loan  Agreement,   dated  December  16,  1993,   between  Mill  Hill
           Associates,  Limited  Partnership  and  Integrated  Health  Services  at
           Eastern Massachusetts, Inc. As permitted by the Instructions to Item 601 of  Regulation  S-K,  seven  additional  Loan  Agreements  entered  into subsidiaries  of the  Registrant  have been  omitted  because  each such
           agreement  is  substantially   identical  to  the  aforementioned   loan
           agreement. (6)

10.107  -- Purchase and Sale  Agreement,  effective as of September 30, 1993, by and  between  Vero Beach  Associates  Limited  Partnership,  Fort Pierce
           Associates Limited Partnership and Integrated Health Services at Central
           Florida, Inc. (6)

10.108  -- Stock Purchase Agreement, dated as of March 19, 1996 among Integrated
           Health  Services  Inc.  and James Hough,  Summitt  Ventures  III,  L.P.,
           Summitt  Investors  II, L.P.,  Frank Foster,  Jamie  Ellertson and Rehab
           Management Systems, Inc. (24)

10.109  -- Merger  Agreement,  dated as of February 21, 1996 between  Integrated
           Health  Services,  Inc.,  IHS  Acquisition  XIV, Inc. and First American
           Health Care of Georgia, Inc. (24)

10.110  -- Asset Purchase Agreement,  dated as of December 30, 1993, between MTC
           West, Inc. and Integrated Health Services at Colorado Springs, Inc. (6)

10.111  -- Purchase Option Agreement, dated December 16, 1993, between Mill Hill
           Associates,  Limited  Partnership  and  Integrated  Health  Services  at
           Eastern Massachusetts, Inc. As permitted by the Instructions to Item 601 of Regulation S-K, seven additional  Purchase Option Agreements  entered into by  subsidiaries  of the Registrant  have been omitted because each such agreement is substantially identical in all material aspects to the aforementioned purchase option agreement. (6)

10.112  -- Investment Agreement for Speciality Care PLC dated July 26, 1995 (24)

21      -- Subsidiaries of Registrant. (24)

23.1    -- Consent of KPMG Peat Marwick LLP.


-----------

 (1) Incorporated by reference to the Company's Registration Statement on Form S-3, Nos 33-77754, effective June 29, 1994.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 33-94130, effective September 15, 1995.

 (3) Incorporated by reference to the Company's Current Report on Form 8-k dated September 27, 1995.

 (4) Incorporated by reference to the Company's Annual Report on Form 10-k for the year ended December 31, 1994.

 (5) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-54458, effective December 9, 1992.

 (6) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-76322, effective June 29, 1994.

 (7) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-81378, effective September 21, 1994.

 (8) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the period ended June 30, 1994.

 (9) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-39339, effective April 25, 1991.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1993.

(12) Incorporated by reference to the Company's Current Report on Form 8-K/A, dated December 1, 1993.

(13) Incorporated by reference the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(15) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-46134, effective April 1, 1992.

(16) Incorporated by reference to the Company's Current Report on Form 8-K dated August 31, 1994.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992.

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

(19) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

(21) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 1, 1993.

(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

(24) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTEGRATED HEALTH SERVICES, INC.
                                                 (Registrant)

                                       By: /s/ W. Bradley Bennett
                                           ------------------------------------
                                                   W. Bradley Bennett
                                                Executive Vice President-
                                                Chief Accounting Officer
                                            (Principal Accounting Officer)

March 31, 1997