Form 10-K
period 1996-12-31
INTEGRATED HEALTH SERVICES INC
filed 1997-03-31
CIK 785814

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

         Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
         Title of each class          on which registered:
          ------------------       ----------------------------
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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

   Aggregate   market   value  of  the   Registrant's   Common   Stock  held  by
non-affiliates at March 26, 1997 (based on the closing sale price for such shares as reported by the New York Stock Exchange): $689,941,688.

      Common Stock outstanding as of March 26, 1997: 23,688,985 shares.

                     Documents Incorporated by Reference:

   Portions of the Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1. BUSINESS


GENERAL OVERVIEW


   Integrated Health Services, Inc. ("IHS" or the "Company") is one of the nation's leading providers of post-acute healthcare services. Post-acute care is the provision of a continuum of care to patients following discharge from an acute care hospital. IHS' post-acute care services include subacute care, home care, and inpatient and outpatient rehabilitation, hospice and diagnostic services. The Company's post-acute care network is designed to address the fact that the cost containment measures implemented by private insurers and managed care organizations and limitations on government reimbursement of hospital costs have resulted in the discharge from hospitals of many patients who continue to require medical and rehabilitative care. IHS' post-acute healthcare system is intended to provide cost-effective continuity of care for its patients in multiple settings and enable payors to contract with one provider to provide all of a patient's needs following discharge from acute care hospitals. The Company believes that its post-acute care network can be extended beyond post-acute care to also provide "pre-acute" care, i.e., services to patients which reduce the likelihood of a need for a hospital stay. IHS' post-acute care network currently consists of over 1,100 service locations in 40 states.


   The Company's post-acute care network strategy is to provide cost-effective continuity of care for its patients in multiple settings, including using geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative services more typically delivered in the acute care hospital setting and using home healthcare to provide those medical and rehabilitative services which do not require 24-hour monitoring. To implement its post-acute care network strategy, IHS has focused on (i) expanding the range of home healthcare and related services it offers to patients directly in order to provide patients with a continuum of care throughout their recovery, to better control costs and to meet the growing desire by payors for one-stop shopping; (ii) developing market concentration for its post-acute care services in targeted states due to increasing payor consolidation and the increased preference of payors, physicians and patients for dealing with only one service provider; (iii) developing subacute care units; and (iv) forming strategic alliances with health maintenance organizations, hospital groups and physicians. Given the increasing importance of managed care in the healthcare marketplace and the continued cost containment pressures from Medicare and Medicaid, the Company has been restructuring its operations to enable IHS to focus on obtaining contracts with managed care organizations and to provide capitated services. IHS' strategy is to become a preferred or exclusive provider to managed care organizations.


   In implementing its post-acute care network strategy, IHS has recently focused on expanding its home healthcare services to take advantage of healthcare payors' increasing focus on having healthcare provided in the lowest-cost setting possible, recent advances in medical technology which have facilitated the delivery of medical services in alternative sites and patients' desires to be treated at home. Consistent with the Company's strategy, IHS in October 1996 acquired First American Health Care of Georgia Inc. (First American), a provider of home health services, principally home nursing, in 21 states, primarily Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee, and entered into an agreement to acquire Coram Healthcare Corporation ("Coram"), a leading provider of alternate site (outside the hospital) infusion therapy services in the United States, with approximately 110 locations in 43 states. There can be no assurance that the acquisition of Coram will be consummated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History." IHS intends to use the home healthcare setting and the delivery franchise of the home healthcare branch and agency network to (i) deliver sophisticated care, such as skilled nursing care, home infusion therapy and rehabilitation, outside the hospital or nursing home; (ii) serve as a referral base for IHS' other services and healthcare capabilities; and (iii) provide a cost-effective site for case management and patient direction.

   The Company provides subacute care through medical specialty units ("MSUs"), which are typically 20 to 75 bed specialty units with physical identities, specialized medical technology and staffs separate from the geriatric care facilities in which they are located. MSUs are designed to provide comprehensive medical services to patients who have been discharged from acute care hospitals but who still require subacute or complex medical treatment. The levels and quality of care provided in the Company's MSUs are similar to those provided in the hospital but at per diem treatment costs which IHS believes are generally 30% to 60% below the cost of such care in acute care hospitals. Because of the high level of specialized care provided, the Company's MSUs generate substantially higher net revenue and operating profit per patient day than traditional geriatric care services. Total revenues generated from MSUs have increased from $104.3 million for the year ended December 31, 1993 to $178.0 million for the year ended December 31, 1994, $290.2 million for the year ended December 31, 1995 and $324.0 million for the year ended December 31, 1996. MSU revenues as a percentage of total revenues were 35% in 1993, 25% in each of 1994 and 1995 and 23% in 1996. The percentage decrease in 1994 was primarily the result of the acquisition of facilities which did not have MSUs at the time of acquisition as well as the acquisition of rehabilitation, pharmacy, diagnostic, respiratory therapy, home healthcare and related service companies in connection with IHS' vertical integration strategy and the implementation of IHS' post-acute care network. MSU revenue as a percentage of total revenues is expected to continue to decrease as the Company implements its vertical integration strategy and continues to expand its post-acute care network through the acquisition of home healthcare, rehabilitation and similar service companies.

   IHS presently operates 174 geriatric care facilities (118 owned or leased and 56 managed) and 158 MSUs located within 84 of these facilities. Specialty medical services revenues, which include all MSU charges, all revenue from providing rehabilitative therapies, pharmaceuticals, medical supplies and durable medical equipment to all its patients, all revenue from its Alzheimer's programs and all revenue from its provision of pharmacy, rehabilitation therapy, home healthcare, hospice care and similar services to third-parties, constituted approximately 57%, 65% and 70% of net revenues during the years ended December 31, 1994, 1995 and 1996, respectively. IHS also offers a wide range of basic medical services as well as a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy in all its geriatric care facilities. For the year ended December 31, 1996, approximately 17% of IHS' revenues were derived from home health and hospice care, approximately 53% were derived from subacute and other ancillary services, approximately 27% were derived from traditional basic nursing services, and approximately 3% were derived from management and other services. On a pro forma basis after giving effect to the acquisition of First American, for the year ended December 31, 1996, approximately 35% of IHS' revenues were derived from home health and hospice care, approximately 41% were derived from subacute and other ancillary services, approximately 21% were derived from traditional basic nursing home services and the remaining approximately 3% were derived from management and other services.


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

   At the same time, the number of people over the age of 65 began to grow significantly faster than the overall population. Further, advances in medical technology have increased the life expectancies of an increasingly large number of medically complex patients, many of whom require a high degree of monitoring and specialized care and rehabilitative therapy that is generally not available outside the acute care hospital. However, the changes in government and third-party reimbursement and growth of the managed care segment of the healthcare industry, when combined with the fact that the cost of providing care to these patients in an acute care hospital is higher than in a non-acute care hospital setting, provide economic incentives for acute care hospitals and patients or their insurers to minimize the length of stay in acute care hospitals. The early discharge from hospitals of patients who are not fully recovered and still require medical care and rehabilitative therapy has significantly contributed to the rapid growth of the home healthcare industry, as have recent advances in medical technology, which have facilitated the delivery of services in alternate sites, demographic trends, such as an aging population, and a preference for home healthcare among patients. As a result, home healthcare is among the fastest growing areas in healthcare.

   However, for some of these patients home healthcare is not a viable alternative because of their continued need for a high degree of monitoring, more intensive and specialized medical care, 24-hour per day nursing care and a comprehensive array of rehabilitative therapy. As a result, IHS believes there is an increasing need for non-acute care hospital facilities which can provide the monitoring, specialized care and comprehensive rehabilitative therapy required by the growing population of subacute and medically complex patients. The traditional nursing home, despite its skilled care license and eligibility for Medicare certification, has focused on providing custodial care to Medicaid eligible persons until they die. The state Medicaid reimbursement program reinforces this focus by typically setting "cost ceilings" on reimbursement for each patient based on overall average state costs for all patients. Since the "average" patient is a long-stay, non-medically complex patient, nursing homes face an economic disincentive to treat medically complex patients because Medicaid reimburses the nursing home as if it had provided only custodial care to a non-medically complex patient regardless of the type of care actually provided. In addition, state laws impose substantial restrictions on or prohibitions against the ability of a facility to reduce the number of Medicaid certified beds in a facility, thus making the process of converting to the treatment of more medically complex non-Medicaid eligible persons a long and financially risky process. As a result, most traditional nursing homes, with high Medicaid census and earnings and cash flow under pressure, are reluctant to spend the capital required to upgrade staff, implement medical procedures (such as infection control) and equip a nursing home to treat subacute and medically complex patients and provide the comprehensive rehabilitative therapy required by many of these patients.

   Moreover, recent healthcare reform proposals, which have focused on containment of healthcare costs, together with the desire of third party payors to contract with one service provider for all post-acute care services, the increasing complexity of medical services provided, growing regulatory and compliance requirements and increasingly complicated reimbursement systems, have resulted in a trend of consolidation of smaller, local operators who lack the sophisticated management information systems, operating efficiencies and financial resources to compete effectively into larger, more established regional or national operators that offer a broad range of services, either through its own network or through subcontracts with other third party service providers.

   There are numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on IHS' business. Aspects of certain of these healthcare proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect IHS. See "-- Sources of Revenue." There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on IHS. Ongoing consolidation in the healthcare industry could also impact IHS' business and results of operations. See " -- Government Regulation."


COMPANY STRATEGY

   The Company's post-acute care network strategy is to provide cost-effective continuity of care for its patients in multiple settings, including using geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative services more typically delivered in the acute care hospital setting and using home healthcare to provide those medical and rehabilitative services which do not require 24-hour monitoring. IHS believes that the success of its post-acute care network strategy will depend in large part on its ability to control each component of the post-acute care delivery system in order to provide low-cost, high quality outcomes. The central elements of the Company's business strategy are:

   Vertical Integration of Post-acute Care Services. IHS is expanding the range of home healthcare and related services it offers to its patients directly in order to serve the full spectrum of patient needs following acute hospitalization. In addition to subacute care, the Company is now able to offer directly to its patients, rather than through third-party providers, home healthcare, rehabilitation (physical, occupational and speech), hospice care and mobile x-ray and electrocardiogram services. As a full service provider, IHS believes that it is better able to respond to the needs of its patients and referral sources. In addition, the Company believes that by offering managed care organizations and insurance companies a single source from which to obtain a full continuum of care to patients following discharge from the acute care hospital, it will attract healthcare payors seeking to improve the management of healthcare quality as well as to reduce servicing and administrative expenses. IHS also believes that offering a broad range of services will allow it to better control certain costs, which will provide it with a competitive advantage in contracting with managed care companies and offering capitated rates, whereby the Company assumes the financial risk for the cost of care.

   Expansion of Home-Based Services. The Company's strategy is to expand its home healthcare services to take advantage of healthcare payors' increasing focus on having healthcare provided in the lowest-cost setting possible and patients' desires to be treated at home. IHS believes that the nation's aging population, when combined with advanced technology which allows more healthcare procedures to be performed at home, has resulted in an increasingly large number of patients with long-term chronic conditions that can be treated effectively in the home. In addition, a significant number of patients discharged from the Company's MSUs require home healthcare. IHS also believes that it can expand its home healthcare services to cover pre-acute, as well as post-acute, patients by having home healthcare nurses provide preventive care services to home-bound senior citizens. In addition, the Company believes that home healthcare will help IHS contain costs, thereby providing it with a competitive advantage in contracting with managed care companies and offering capitated rates. IHS believes that the changing healthcare reimbursement environment, with the focus on cost containment, will require healthcare providers to go "at risk" under capitated service agreements, and that home healthcare will be a critical component of its ability to do so.


   IHS believes that the acquisition of First American and if consummated (of which there can be no assurance) the acquisiton of Coram will be an important component in the implementation of its post-acute healthcare system. First American, when combined with IHS' existing home healthcare operations will give IHS a significant home healthcare presence in 21 states, including those states IHS has targeted for its post-acute healthcare system. The Company believes that its expanded home healthcare network will assist it in meeting the desire of payors for one stop shopping, as well as offering capitated rates to managed care providers. Additionally, IHS expects that Medicare will implement a prospective payment system for home nursing services in the next several years. Currently, Medicare provides reimbursement for home nursing care on a cost basis which includes a rate of return, subject to a cap. There is no reward for efficiency, provided that costs are below the cap. Under current prospective payment proposals, a healthcare provider would receive a predetermined rate for a given service. Providers with costs below the predetermined rate will be entitled to keep some or all of this difference. Under prospective pay, the efficient operator will be rewarded. Since the largest component of home nursing care costs is labor, which is basically fixed, IHS believes the differentiating factor in profitability will be administrative costs. As a result of the First American acquisition, IHS, as a large provider of home nursing services, should be able to achieve administrative efficiencies compared with the small providers which currently dominate the home healthcare industry, although there can be no assurance it will be able to do so. There can be no assurance that Medicare will implement a prospective payment system for home nursing services in the next several years or at all. See " -- Government Regulation." There can be no assurance that IHS will consummate the acquisition of Coram.

   Focus on Managed Care. Given the increasing importance of managed care in the healthcare marketplace and the continued cost containment pressures from Medicare and Medicaid, IHS has, over the past year, begun to restructure its operations to position IHS to focus on obtaining contracts with managed care organizations and to provide capitated services. IHS' strategy is to become a preferred or exclusive provider to managed care organizations. Although to date there has been limited demand among managed care organizations for post-acute care services, IHS believes demand will increase as HMOs continue to attempt to control healthcare costs and to penetrate the Medicare market. As part of its focus on managed care and capitated rates, IHS spent several years collecting outcome data for more than 25,000 patients. To date, the Company has service agreements with approximately 350 managed care organizations. In January 1996, IHS was chosen as the exclusive capitated provider for five years of long-term care, subacute care and therapy services to Sierra Health Plan's Health Plan of Nevada ("Sierra Health"), the largest HMO in Nevada with approximately 26,000 Medicare enrollees and 116,000 commercial enrollees. As the exclusive provider, IHS provides all contracted services to the HMOs members; as a capitated provider, the Company accepts full risk of patient care in exchange for a flat fee per enrollee. The agreement with Sierra Health provides for bi-annual price resets, stop-loss agreements and cancellation clauses, although there can be no assurance that these provisions will be effective to protect IHS. In addition, in October 1996 the Company entered into a three-year agreement to provide, on an exclusive basis, long-term and sub-acute care to patients of Foundation Health Corporation, an HMO located in Florida, on a capitated basis. Foundation Health currently has 26,000 Medicare and 60,000 commercial enrollees. The agreement provides for increased revenues to IHS for reduced hospital utilization. Although IHS has attempted to minimize its risk under the contract, there can be no assurance that safeguards it implemented will be effective. See "-- Sources of Revenue."

   Subacute Care Through Medical Specialty Units. The Company's strategy is designed to take advantage of the need for early discharge of many patients from acute care hospitals by using MSUs as subacute specialty units within its geriatric care facilities. MSUs provide the monitoring and specialized care still required by these persons after discharge from acute care hospitals at per diem treatment costs which IHS believes are generally 30% to 60% below the cost of care in acute care hospitals. IHS also intends to continue to use its geriatric care facilities to meet the increasing need for cost-efficient, comprehensive rehabilitation treatment of these patients. The primary MSU programs currently offered by IHS are complex care programs, ventilator programs, wound management programs and cardiac care programs; other programs offered include subacute rehabilitation, oncology and HIV. The Company opened its first MSU program in April 1988 and currently operates 158 MSU programs in 84 facilities. IHS also emphasizes the care of medically complex patients through the provision of a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy. The Company intends that its MSUs be a lower cost alternative to acute care or rehabilitation hospitalization of subacute or medically complex patients. IHS intends to expand its specialty medical services at its existing and newly acquired facilities. The Company believes that its subacute care programs will also serve as an important referral base for its home healthcare and ancillary services. In expanding its post-acute care network, IHS expects to place less emphasis on subacute care through MSUs and more emphasis on home healthcare. While IHS added 1,098 MSU beds in 1994 and 938 MSU beds in 1995, it added only an additional 383 MSU beds in 1996 and it anticipates that it will add only an additional 300 to 400 MSU beds in each of 1997 and 1998.


   Concentration on Targeted Markets. The Company has implemented a strategy focused on the development of market concentration for its post-acute care services in targeted states due to increasing payor consolidation. IHS also believes that by offering its services on a concentrated basis in targeted markets, together with the vertical integration of its services, it will be better positioned to meet the needs of managed care payors. The Company now has approximately 1,100 service locations in 40 states, including 174 geriatric care facilities in 30 states (56 of which IHS manages), with 61 service locations, including 23 geriatric care facilities (21 of which IHS manages), in California, 165 service locations, including 32 geriatric care facilities (five of which IHS manages), in Florida, 79 service locations, including 14 geriatric care facilities (two of which IHS manages), in Pennsylvania, and 150 service locations, including 22 geriatric care facilities (six of which IHS manages), in Texas.

   Expansion Through Acquisition. IHS has grown substantially through acquisitions and the opening of MSUs and the acquisition of home healthcare and related service providers, and expects to continue to expand its business by expanding the amount of home healthcare and related services it offers directly to its patients rather than through third-party providers, by establishing additional MSUs and rehabilitation programs in its existing geriatric care facilities, by acquiring additional geriatric care facilities in which to establish MSUs and rehabilitation programs and by expanding the number of MSU programs offered. From January 1, 1991 to date, IHS has increased the number of geriatric care facilities it owns or leases from 25 to 118, has increased the number of facilities it manages from 18 to 56 and has increased the number of MSU programs it operates from 13 to 158. In addition, the Company now offers certain related services, such as home healthcare, rehabilitation, x-ray and electrocardiogram, directly to its patients rather than relying on third-party providers.

   The Company's growth strategy involves growth through acquisitions and internal development and, as a result, IHS is subject to various risks associated with its growth strategy. IHS' planned expansion and growth require that IHS expand its home healthcare services through the acquisition of additional home healthcare providers and that IHS acquire, or establish relationships with, third parties which provide post-acute care services not currently provided by IHS, that additional MSUs be established in IHS' existing facilities and that IHS acquire, lease or acquire the right to manage for others additional facilities in which MSUs can be established. Such expansion and growth will depend on the Company's ability to create demand for its post-acute care programs, the availability of suitable acquisition, lease or management candidates and IHS' ability to finance such acquisitions and growth. The successful implementation of IHS' post-acute healthcare system, including the capitation of rates, will depend on the Company's ability to expand the amount of post-acute care services it offers directly to its patients rather than through third-party providers. There can be no assurance that suitable acquisition candidates will be located, that acquisitions can be consummated, that acquired facilities and companies can be successfully integrated into IHS' operations, that MSUs can be successfully established in acquired facilities or that the Company's post-acute healthcare system, including the capitation of rates, can be successfully implemented. The post-acute care market is highly competitive, and IHS faces substantial competition from hospitals, subacute care providers, rehabilitation providers and home healthcare providers, including competition for acquisitions. See "-- Competition."

   The successful integration of acquired businesses, including First American and, if the acquisition of Coram is consummated, Coram, is important to IHS' future financial performance. The anticipated benefits from any of these acquisitions may not be achieved unless the operations of the acquired businesses are successfully combined with those of IHS in a timely manner. The process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have a material adverse effect on IHS' operations and financial results. There can be no assurance that the Company will realize any of the anticipated benefits from its acquisitions. The acquisition of service companies that are not profitable, or the acquisition of new facilities that result in significant integration costs and inefficiencies, could also adversely affect IHS' profitability.

   IHS' current and anticipated future growth has placed, and will continue to place, significant demands on the management, operational and financial resources of IHS. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. There can be no assurance that IHS will be able to manage its expanded operations effectively.

   There can be no assurance that IHS will be successful in implementing its strategy or in responding to ongoing changes in the healthcare industry which may require adjustments to its strategy. If the Company fails to implement its strategy successfully or does not respond timely and adequately to ongoing changes in the healthcare industry, IHS' business, financial condition and results of operations will be materially adversely affected.


PATIENT SERVICES

   Basic Medical Services

   IHS provides a wide range of basic medical services at its geriatric care facilities which are licensed as skilled care nursing homes. Services provided to all patients include required nursing care, room and board, special diets, and other services which may be specified by a patient's physician who directs the admission, treatment and discharge of the patient.

SPECIALTY MEDICAL SERVICES

   Medical Specialty Units

   IHS' MSUs are typically 20 to 75 bed subacute specialty care units located within discrete areas of IHS' facilities, with physical identities, specialized medical technology and medical staffs separate from the geriatric care facilities in which they are located. An intensive care unit nurse, or a nurse with specialty qualifications, serves as clinical coordinator of each unit, which generally is staffed with nurses having experience in the acute care setting. The operations of each MSU are generally overseen by a Board certified specialist in that unit's area of treatment. The patients in each MSU are provided with a high degree of monitoring and specialized care similar to that provided by acute care hospitals. The physiological monitoring equipment required by the MSU is equivalent to that found in the acute care hospital. IHS opened its first MSU program during April 1988 and currently operates 158 MSUs at 84 facilities. Approximately one-third of all of the Company's MSU patients are under the age of 70.

   Although each MSU has most of the treatment capabilities of an acute care hospital in the MSU's area of specialization, IHS believes the per diem treatment costs are generally 30% to 60% less than in acute care hospitals. Additionally, the MSU is less "institutional" in nature than the acute care hospital, families may visit MSU patients whenever they wish and family counseling is provided. In marketing its MSU programs to insurers and healthcare providers, IHS emphasizes the cost advantage of its treatment as compared to acute care hospitals. IHS also emphasizes the improved "quality of life" compared to acute care and long-term care hospitals in marketing its MSU programs to hospital patients and their families. The primary MSU programs currently offered by IHS are complex care programs, ventilator programs, wound management programs and cardiac care programs; other programs offered include subacute rehabilitation, oncology and HIV.


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

   Wound Management Programs. These programs are designed to treat persons suffering from post operative complications and persons infected by certain forms of penicillin and other antibiotic resistant bacteria, such as methicillin resistant staphylococcus aureus ("MRSA"). Patients infected with these types of bacteria must be isolated under strict infection control procedures to prevent the spread of the resistant bacteria, which makes MSUs an ideal treatment site for these patients. Because of the need for strict infection control, including isolation, treatment of this condition in the home is not practical.

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


   The Company believes that MSU programs can be developed to address a wide variety of medical conditions which require specialized care. In addition, IHS has developed MSU programs for subacute rehabilitation, oncology and HIV. IHS intends to establish additional MSUs in its existing facilities and in facilities which it acquires or manages for others to address the various market needs for MSU programs in the markets in which it operates.


   Rehabilitation

   IHS provides a comprehensive array of rehabilitative services for patients at all of its geriatric care facilities, including those in its MSU programs, in order to enable those persons to return home. These services include respiratory therapy with licensed respiratory therapists, physical therapy with a particular emphasis on programs for the elderly, speech therapy, particularly for the elderly recovering from cerebral vascular disorders, occupational therapy, and physiatric care. A portion of the rehabilitative service hours are provided by independent contractors. In order to reduce the number of rehabilitative services hours provided by independent contractors, IHS began in late 1993 to acquire companies which provide physical, occupational and speech therapy to healthcare facilities.

   The Company also offers a rehabilitation program to stroke victims and persons who have undergone hip replacement.

   Home Healthcare Services

   IHS provides a broad spectrum of home healthcare services to the recovering, disabled, chronically ill or terminally ill person. Home healthcare services may be as basic as assisting with activities of daily living or as complex as cancer chemotherapy. Care involves either or both a service component (provided by registered nurses, home health aides, therapists and technicians through periodic visits) and a product component (drugs, equipment and related supplies). Time spent with a patient may range from one or two visits to around-the-clock care. Patients may be treated for several weeks, several months or the remainder of their lives.


   The home healthcare market is generally divided into four segments: nursing services; infusion therapy; respiratory therapy; and home medical equipment. On a pro forma basis after giving effect to the acquisition of First American and the sale of a majority interest in its assisted living division, IHS had home healthcare revenues of approximately $457 million, $646 million and $622 million during the years ended December 31, 1994, 1995 and 1996, respectively, representing approximately 41.1%, 38.4% and 35.3%, respectively, of total pro forma patient revenues. On a pro forma basis after giving effect to the acquisition of First American, home nursing services account for approximately 97.1%, 97.3% and 97.6% of IHS' home healthcare revenues in 1994, 1995 and 1996, respectively. On a pro forma basis after giving effect to the acquisition of Coram (of which there can be no assurance) and the acquisition of First American, home nursing services accounted for approximately 48.9%, 50.3% and 53.0% of IHS' home healthcare revenues in

1994, 1995 and 1996, respectively, infusion therapy accounted for approximately 50.2%, 48.7% and 46.0%, respectively, of IHS' home healthcare revenues during such periods, and respiratory therapy and home medical equipment each accounted for approximately one-half percent of IHS' home healthcare revenues during such periods.

   Home Nursing. Home nursing is the largest component of home healthcare, the most labor-intensive and generally the least profitable. Home nursing services range from skilled care provided by registered and other nurses, typically for those recently discharged from hospitals, to unskilled services delivered by home health aides for those needing help with the activities of daily living. Home nursing also includes physical, occupational and speech therapy, as well as social worker services. IHS substantially expanded its home nursing services through the acquisition of First American, and currently provides home nursing services at nearly 500 locations in 24 states.

   Infusion Therapy. Infusion therapy, the second largest home healthcare market, involves the intravenous administration of anti-infective, biotherapy, chemotherapy, pain management, nutrition and other therapies. Infusion therapy generally requires patient training, specialized equipment and periodic monitoring by skilled nurses. Technological advances such as programmable pumps that control frequency and intensity of delivery are increasing the percentage of infections and diseases that are treatable in the home; previously these infections and diseases generally required patients to be hospitalized. Home infusion therapy is more skilled-labor-intensive than other home healthcare segments. The acquisition of Coram, if consummated, will expand significantly IHS' infusion therapy services.


   Respiratory Therapy. Respiratory therapy is provided primarily to older patients with chronic lung diseases (such as chronic obstructive pulmonary disease, asthma and cystic fibrosis) or reduced respiratory function. The most common therapy is home oxygen, delivered through oxygen gas systems, oxygen concentration or liquid oxygen systems. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff under the direction of physicians.

   Home Medical Equipment. Home medical equipment consists of the sale or rental
of  medical   equipment  such  as  specialized   beds,   wheelchairs,   walkers,
rehabilitation equipment and other patient aides.

   Alzheimer's Program


   IHS also offers a specialized treatment program for persons with Alzheimer's disease. This program, called "The Renaissance Program," is located in a specially designed wing separated from the remainder of the facility. The physical environment is designed to address the problems of disorientation and perceptual confusion experienced by Alzheimer's sufferers. The Renaissance
Program is designed to help reduce the stress and agitation of Alzheimer's disease by addressing the problems of short attention spans and hyperactivity. The staff for this program is specially recruited and staff training is highly specialized. This program is designed not only to provide care to persons suffering from Alzheimer's disease, but also to work with the patient's family. IHS currently offers The Renaissance Program at 12 of its geriatric care facilities with a total of 345 beds. Patients pay a small premium to IHS' per diem rate for basic medical care to participate in this program.

   Hospice Services

   IHS provides hospice services, including medical care, counseling and social services, to the terminally ill in the greater Chicago metropolitan area, Michigan and Pennsylvania. Hospice care is a coordinated program of support services providing physical, psychological, social and spiritual care for dying persons and their families. Services are provided in the home and/or inpatient settings. The goal of hospice care is typically to improve a terminal patients' quality of life rather than trying to extend life. IHS also provides hospice care to the terminally ill at its facility in Miami, Florida.


MANAGEMENT AND OTHER SERVICES


   The Company manages geriatric care facilities under contract for others to capitalize on its specialized care programs without making the capital outlay generally required to acquire and renovate a facility. IHS currently manages 56 geriatric care facilities with 6,337 licensed beds. IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's expense. The facility owner is also obligated to pay for all required capital expenditures. The Company manages these facilities in the same manner as the facilities it owns or leases, and provides the same geriatric care services as are provided in its owned or leased facilities. Contract acquisition costs for legal and other direct costs incurred to acquire long-term management contracts are capitalized and amortized over the term of the related contract.


   IHS receives a management fee for its services which generally is equal to 4% to 8% of gross revenues of the geriatric care facility. Certain management agreements also provide the Company with an incentive fee based on the amount of the facility's operating income which exceeds stipulated amounts. Management fee revenues are recognized when earned and billed generally on a monthly basis. Incentive fees are recognized when operating results of managed facilities exceed amounts required for incentive fees in accordance with the terms of the management agreements. The management agreements generally have an initial term of ten years, with IHS having a right to renew in most cases. The management agreements expire at various times between July 1997 and May 2005 although all can be terminated earlier under certain circumstances. The Company generally has a right of first refusal in respect of the sale of each managed facility. IHS believes that by implementing its specialized care programs and services in these facilities, it will be able to increase significantly the operating income of these facilities and thereby increase the management fees the Company will receive for managing these facilities.


   IHS also manages private duty and Medicare certified home health agencies in the Dallas/Fort Worth, Texas market.

QUALITY ASSURANCE

   The Company has developed a comprehensive Quality Assurance Program to verify that high standards of care are maintained at each facility operated or managed by IHS. The Company requires that its facilities meet standards of care more rigorous than those required by Federal and state law. Under the Company's Quality Assurance Program standards for delivery of care are set and the care and services provided by each facility are evaluated to insure they meet IHS' standards. A quality assurance team evaluates each facility bi-annually, reporting directly to IHS' Chief Executive Officer and to the Chief Operating
Officer, as well as to the administrator of each facility. Facility administrator bonuses are dependent in part upon their facility's evaluation. The Company also maintains an 800 number, called the "In-Touch Line," which is prominently displayed above telephones in each facility and placed in patients' bills. Patients and staff are encouraged to call this number if they have any problem with nursing or administrative personnel which cannot be resolved quickly at the facility level. This program provides IHS with an early-warning of problems which may be developing at the facility. IHS has also developed a specialized Quality Assurance Program for its MSU programs.


   IHS has begun a program to obtain accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") for each of its facilities. At March 24, 1997, 62 of the Company's facilities had been fully accredited by the JCAHO.


OPERATIONS

   The day-to-day operations of each facility are managed by an on-site state licensed administrator, and an on-site business office manager monitors the financial operations of each facility. The administrator of each facility is supported by other professional personnel, including the facility's medical director, social workers, dietician and recreation staff. Nursing departments in each facility are under the supervision of a director of nursing who is state-registered. The nursing staffs are composed of registered nurses and licensed practical nurses as well as nursing assistants.


   The Company's home healthcare businesses are conducted through nearly 500 branches which are managed through three geographic area offices. The area office provides each of its branches with key management direction and support services. IHS' organizational structure is designed to create operating efficiencies associated with certain centralized services and purchasing while also promoting local decision making.

   IHS' corporate staff provides services such as marketing assistance, training, quality assurance oversight, human resource management, reimbursement expertise, accounting, cash management and treasury functions, internal auditing and management support. Financial control is maintained through fiscal and accounting policies that are established at the corporate level for use at each facility and branch location. The Company has standardized operating procedures and monitors its facilities and branch locations to assure consistency of operations. IHS emphasizes frequent communications, the setting of operational goals and the monitoring of actual results. The Company uses a financial reporting system which enables it to monitor, on a daily basis, certain key financial data at each facility such as payor mix, admissions and discharges, cash collections, net revenue and staffing.

   Each facility and branch location has all necessary state and local licenses. Most facilities are certified as providers under the Medicare and Medicaid programs of the state in which they are located.

JOINT VENTURES

   The Company has a 49% interest in a partnership formed in 1993 to manage and operate approximately 8,000 geriatric care and assisted retirement beds ("Tutera"), and a 40% interest in HPC America, Inc., a Delaware corporation ("HPC") that operates home infusion and home healthcare companies in addition to owning and managing physician practices. IHS does not participate in the day-to-day operations of Tutera or HPC, although its consent is required for certain material transactions. Under certain circumstances, IHS has the right to purchase the remaining interest in these entities, based upon a multiple of such entity's earnings, although the Company's right to purchase the remaining interest in HPC expires in September 1997.

SOURCES OF REVENUE

   IHS receives payments for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which certain of its facilities are located under Medicaid. The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of IHS' patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. Generally, private pay patients are the most profitable and Medicaid patients are the least profitable.


   During the years ended December 31, 1994, 1995 and 1996, IHS derived approximately $297.8 million, $509.3 million and $562.5 million, respectively, or 44.2%, 44.7% and 40.5%, respectively, of its patient revenues from private pay sources and approximately $376.4 million, $629.8 million and $826.4 million, respectively, or 55.8%, 55.3% and 59.5%, respectively, of its patient revenues from government reimbursement programs. Patient revenues from government reimbursement programs during these periods consisted of approximately $225.6 million, $387.2 million and $516.7 million, or 33.5%, 34.0% and 37.2% of total patient revenues, respectively, from Medicare and approximately $150.8 million, $242.6 million and $309.7 million, respectively, or 22.3%, 21.3% and 22.3% of total patient revenues, respectively, from Medicaid. The increase in the percentage of revenue from government reimbursement programs is due to the higher level of Medicare and Medicaid patients serviced by the respiratory therapy, rehabilitative therapy, home healthcare and mobile diagnostic companies acquired in 1994, 1995 and 1996.

   On a pro forma basis after giving effect to the acquisition of First American and the sale of a majority interest in its assisted living division, during the years ended December 31, 1995 and 1996, IHS derived approximately $514.8 million and $561.1 million, respectively, or 30.6% and 31.9%, respectively, of its patient revenues from private pay sources and approximately $1.2 billion and $1.2 billion, respectively, or 69.4% and 68.1%, respectively, of its patient revenues from government reimbursement programs. Pro forma patient revenues from government reimbursement programs during these periods consisted of approximately $919.2 million and $885.7 million, or 54.6% and 50.3%, respectively, from Medicare and approximately $248.2 million and $313.6 million, respectively, or 14.8% and 17.8%, respectively, from Medicaid.

   The Company's experience has been that Medicare patients constitute a higher percentage of an MSU program's initial occupancy than they do once the program matures. However, as IHS' marketing program to private pay patients is implemented in the new MSUs, the number of private pay patients in those programs has traditionally increased. In addition, IHS received payments from third parties for its management and other services, which constituted approximately 5.3%, 3.3% and 3.2% of total net revenues for the years ended December 31, 1994, 1995 and 1996, respectively .

   Gross third party payor settlements receivable, primarily from Federal and state governments (i.e., Medicare and Medicaid cost reports), were $42.6 million at December 31, 1996, as compared to $33.0 million at December 31, 1995 and $22.6 million at December 31, 1994. Approximately $15.6 million, or 36.7%, of the third party payor settlements receivable, primarily from Federal and state governments, at December 31, 1996 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare, as compared to approximately $7.6 million, or 23%, at December 31, 1995 and approximately $6.2 million, or 27%, at December 31, 1994.

   The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of IHS' MSU strategy depends in part on its ability to obtain per diem rate approvals for costs which exceed the Medicare established per diem rate limits and by obtaining waivers of these limitations. IHS has submitted waiver requests for 225 cost reports, covering all cost report periods through December 31, 1995. To date, final action has been taken by HCFA on 221 waiver requests covering cost report periods through December 31, 1995. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that IHS will be able to recover its excess costs under any waiver requests which may be submitted in the future. IHS' failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

   Both private third party and governmental payors have undertaken cost containment measures designed to limit payments made to healthcare providers such as IHS. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to facilities managed and operated by IHS. There can be no assurance that payments under governmental programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients participating in such programs. In addition, there can be no assurance that facilities owned, leased or managed by IHS now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the Federal and state budget deficits, there have been, and IHS expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for healthcare services. The Company cannot at this time predict whether this legislation or any other legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on IHS. See "--Government Regulation."

   Managed care payors and traditional indemnity insurers have experienced pressure from their policyholders to curb or reduce the growth in premiums paid to such organizations for healthcare services. This pressure has resulted in demands on healthcare service providers to reduce their prices or to share in the financial risk of providing care through alternate fee structures such as capitation or fixed case rates. Given the increasing importance of managed care in the healthcare marketplace and the continued cost containment pressures from Medicare and Medicaid, IHS has been restructuring its operations to enable IHS to focus on obtaining contracts with managed care organizations and to provide capitated services. The Company believes that its home healthcare capabilities will be an important component of its ability to provide services under capitated and other alternate fee arrangements. However, to date there has been limited demand among managed-care organizations for post-acute care network services, and there can be no assurance that demand for such services will increase. Further, IHS has limited experience in providing services under capitated and other alternate fee arrangements and setting the applicable rates. Accordingly, there can be no assurance that the fees received by IHS will cover the cost of services provided. If revenue for capitated services is insufficient to cover the treatment costs, IHS'
operating results could be adversely affected. As a result, the success of IHS' managed care strategy will depend in large part on its ability to increase demand for post-acute care services among managed care organizations, to obtain favorable agreements with managed care organizations and to manage effectively its operating and healthcare delivery costs through various methods, including utilization management and competitive pricing for purchased services.
Additionally, there can be no assurance that pricing pressures faced by healthcare providers will not have a material adverse effect on the Company's business, results of operations and financial condition.

   Further, pursuing a strategy focused on risk sharing fee arrangements entails certain regulatory risks. Many states impose restrictions on a service provider's ability to provide capitated services unless it meets certain financial criteria, and may view capitated fee arrangements as an insurance activity, subjecting the entity accepting the capitated fee to regulation as an insurance company rather than merely a licensed healthcare provider accepting a business risk in connection with the manner in which it is charging for its services. The laws governing risk sharing fee arrangements for healthcare service providers are evolving and are not certain at this time. If the risk sharing activities of IHS require licensure as an insurance company, there can be no assurance that IHS could obtain or maintain the necessary licensure, or that IHS would be able to meet any financial criteria imposed by a state. If the Company was precluded from providing services under risk sharing fee arrangements, its managed care strategy would be adversely affected. See "-- Government Regulation."

   Managed care organizations and other third party payors have continued to consolidate to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are provided by a small number of managed care organizations and third party payors. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate IHS as a preferred provider and/or engage IHS' competitors as a preferred or exclusive provider, the business of IHS could be materially adversely affected.


GOVERNMENT REGULATION


   The healthcare industry is subject to extensive federal, state and local statutes and regulations. The regulations include licensure requirements, reimbursement rules and standards and levels of services and care. Changes in applicable laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on licensure of IHS' facilities, eligibility for participation in Federal and state programs, permissible activities, costs of doing business, or the levels of reimbursement from governmental, private and other sources. Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. It is not possible to predict the content or impact of future legislation and regulations affecting the healthcare industry.

   Most states in which IHS operates or is studying expansion possibilities have statutes which require that prior to the addition or construction of new beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company must obtain a certificate of need ("CON") which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. These state determinations of need or CON programs are designed to comply with certain minimum Federal standards and to enable states to participate in certain Federal and state health related programs. Elimination or relaxation of CON requirements may result in increased competition in such states and may also result in increased expansion possibilities in such states. Of the states in which the Company operates, the following require CONs for the facilities that are owned, operated or managed by IHS: Alabama, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. To date the conversion of geriatric care beds to MSU beds has not required a CON.


   The Company's facilities are also subject to licensure regulations. Each of IHS' geriatric care facilities is licensed as a skilled care facility and is certified as a provider under the Medicare program and most are also certified by the state in which they are located as a provider under the Medicaid program of that state. IHS believes it is in substantial compliance with all material statutes and regulations applicable to its business. In addition, all healthcare facilities are subject to various local building codes and other ordinances.

   State and local agencies survey all geriatric care centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Such surveys include reviews of patient utilization of healthcare facilities and standards for patient care. IHS endeavors to maintain and operate its facilities in compliance with all such standards and conditions. However, in the ordinary course of its business the Company's facilities receive notices of deficiencies for failure to comply with various regulatory requirements. Generally, the facility and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs, and, in extreme circumstances, revocation of a facility's license. These adverse actions may adversely affect the ability of the facility to operate or to provide certain services and its eligibility to participate in the Medicare or Medicaid programs. In addition, such adverse actions may adversely affect other facilities operated by IHS. See "-- Federal and State Assistance Programs."


   Effective July 1, 1995, the Health Care Financing Administration ("HCFA") implemented stricter guidelines for annual state surveys of long-term care facilities. These guidelines eliminate the ability of operators to appeal the scope and severity of any deficiencies and grant state regulators the authority to impose new remedies, including monetary penalties, denial of payments and termination of the right to participate in the Medicare and/or Medicaid programs. The Company believes these new guidelines may result in an increase in the number of facilities that will not be in "substantial compliance" with the regulations and, as a result, subject to increased disciplinary actions and remedies, including admission holds and termination of the right to participate in the Medicare and/or Medicaid programs. In ranking facilities, survey results subsequent to October 1990 are considered. As a result, IHS' strategy of acquiring poorly performing facilities could adversely affect IHS' business to the extent remedies are imposed at such facilities.

   The operations of the Company's home healthcare branches are subject to numerous Federal and state laws governing pharmacies, nursing services, therapy services and certain types of home health agency activities. Certain of IHS' employees are subject to state laws and regulations governing the professional practice of respiratory therapy, physical, occupational, and speech therapies, pharmacy and nursing. The failure to obtain, to renew or to maintain any of the required regulatory approvals or licenses could adversely affect the Company's home healthcare business and could prevent the branch involved from offering products and services to patients. Generally, IHS is required to be licensed as a home health agency in those states in which it provides traditional home health or home nursing services. IHS' ability to expand its home healthcare services will depend upon its ability to obtain licensure as a home health agency, which may be restricted by state CON laws.


   Various Federal and state laws regulate the relationship between providers of healthcare services and physicians or others able to refer medical services, including employment or service contracts, leases and investment relationships. These laws include the fraud and abuse provisions of Medicare and Medicaid and similar state statutes (the "Fraud and Abuse Laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and from state programs containing similar provisions relating to referrals of privately insured patients. The Department of Health and Human Services ("HHS") and other federal agencies have interpreted these provisions broadly to include the payment of anything of value to influence the referral of Medicare or Medicaid business. HHS has issued regulations which set forth certain "safe harbors," representing business relationships and payments that can safely be undertaken without violation of the Fraud and Abuse Laws. In addition, certain Federal and state requirements generally prohibit certain providers from referring patients to certain types of entities in which such provider has an ownership or investment interest or with which such provider has a compensation arrangement, unless an exception is available. The Company considers all applicable laws in planning marketing activities and exercises care in an effort to structure its arrangements with healthcare providers to comply with these laws. However, IHS is unable to provide assurance that all of its existing or future arrangements will withstand scrutiny under the Fraud and Abuse Laws, safe harbor regulations or other state or federal legislation or regulations, nor can it predict the effect of such rules and regulations on these arrangements in particular or on IHS' operations in general.


   The Company's healthcare operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. IHS' operations are also subject to compliance with various other environmental laws, rules and regulations. Such compliance has not materially affected, and IHS anticipates that such compliance will not materially affect, the Company's capital expenditures, earnings or competitive position, although there can be no assurance to that effect.


   In addition to extensive existing government healthcare regulation, there are numerous initiatives on the Federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on IHS' business. Aspects of certain of these healthcare proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect IHS. In addition, there have been proposals to convert the current cost reimbursement system for home nursing services covered under Medicare to a prospective payment system. The prospective payment system proposals generally provide for prospectively established per visit payments to be made for all covered services, which are then subject to an annual aggregate per episode limit at the end of the year. Home health agencies that are able to keep their total expenses per visit during the year below their per episode annual limits will be able to retain a specified percentage of the difference, subject to certain aggregate limitations. Such changes could have a material adverse effect on the Company and its growth strategy. The implementation of a prospective payment system will require the Company to make contingent payments related to the acquisition of First American of $155 million over a period of five years. The inability of IHS to provide home healthcare services at a cost below the established Medicare fee schedule could have a material adverse effect on its home healthcare operations and the Company's post-acute care network. See "-- Sources of Revenue." There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in healthcare and related industries, including IHS, and may similarly affect the price of the Company's securities in the future. IHS cannot predict the ultimate timing or effect of such legislative efforts and no assurance can be given that any such efforts will not have a material adverse effect on the Company's business, results of operations and financial condition.


FEDERAL AND STATE ASSISTANCE PROGRAMS

   Substantially all of IHS' geriatric care facilities are currently certified to receive benefits as a skilled nursing facility provided under the Health Insurance for the Aged and Disabled Act (commonly referred to as "Medicare"), and substantially all are also certified under programs administered by the various states using federal and state funds to provide medical assistance to qualifying needy individuals ("Medicaid"). Both initial and continuing qualification of a skilled nursing care facility to participate in such programs depend upon many factors including, among other things, accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

   Services under Medicare consist of nursing care, room and board, social services, physical and occupational therapies, drugs, biologicals, supplies, surgical, ancillary diagnostic and other necessary services of the type provided by extended care or acute care facilities. Under the Medicare program, the federal government pays the reasonable direct and indirect allowable costs (including depreciation and interest) of the services furnished and, through September 30, 1993, provided a rate of return on equity capital (as defined under Medicare). However, IHS' cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The Company has submitted waiver requests to recover these excess costs. See "-- Sources of Revenue." There can be no assurance, however, that IHS will be able to recover its excess costs under the pending waiver requests or under any waiver requests which may be submitted in the future. IHS' failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy. Even though the Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare for nursing homes, IHS' cost of care is still lower than the cost of such care in an acute care hospital.

   The Medicare program reimburses for home healthcare services under two basic systems: cost-based and charge-based. Under the cost-based system, IHS is reimbursed at the lowest of IHS' reimbursable costs (based on Medicare regulations), cost limits established by HCFA or IHS' charges. While a small amount of corporate level overhead is permitted as part of reimbursable costs under Medicare regulations, such costs consist predominantly of expenses and charges directly incurred in providing the related services, and cannot include any element of profit or net income to IHS. Under the charge-based system, Medicare reimburses the Company on a "prospective payment" basis, which consists in general of either a fixed fee for a specific service or a fixed per diem amount for providing certain services. As a result, IHS can generate profit or net income from Medicare charge-based revenues by providing covered services in an efficient, cost-effective manner. All nursing services (including related products) are Medicare cost-based reimbursed, except for nursing services provided to hospice patients. Hospice care and all other home healthcare services (including non-nursing related products) are Medicare charge-based reimbursed.


   IHS expects that Medicare will implement a prospective payment system for home nursing services in the next several years, and implementation of a prospective payment system will be a critical element to the success of the Company's expansion into home nursing services. Based upon prior legislative proposals, IHS believes that a prospective payment system would most likely provide a healthcare provider a predetermined rate for a given service. Providers with costs below the predetermined rate will be entitled to keep some or all of this difference. Under such a prospective payment system, the efficient operator will be rewarded. Since the largest component of home healthcare costs is labor, which is basically fixed, IHS believes the differentiating factor in profitability will be administrative costs. As a result of the First American acquisition, the Company, as a large provider of home nursing services, should be able to achieve administrative efficiencies compared with the small providers which currently dominate the home healthcare industry, although there can be no assurance it will be able to do so. There can be no assurance that Medicare will implement a prospective payment system for home nursing services in the next several years or at all. The inability of IHS to provide home healthcare services at a cost below the established Medicare fee schedule could have a material adverse effect on the Company's home healthcare operations and its post-acute care network.


   Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to qualifying needy individuals. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits. The majority of the MSU programs are not required to participate in the various state Medicaid programs. However, should the Company's MSU programs be required to admit Medicaid patients as a condition to continued participation in such programs by the facility in which the MSU program is located, IHS' results of operations could be adversely affected since IHS' cost of care in its MSU programs is substantially in excess of state Medicaid reimbursement rates.

   Funds received by the Company under Medicare and Medicaid are subject to audit with respect to the proper preparation of annual cost reports upon which reimbursement is based. Such audits can result in retroactive adjustments of revenue from these programs, resulting in either amounts due to the government agency from IHS or amounts due IHS from the government agency.

   Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy determinations by insurance companies acting as Medicare fiscal intermediaries and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities. Since 1985, Congress has consistently attempted to limit the growth of Federal spending under the Medicare and Medicaid programs. IHS can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the operating and fixed costs allocable to such patients. Changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect IHS' results of operations. It is uncertain at this time whether legislation on healthcare reform will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare
programs  will  occur.   There  can  be  no  assurance  that  future  healthcare
legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the results of operations of IHS. The Company cannot at this time predict whether any healthcare reform legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on IHS. See "-- Goverment Regulation."


COMPETITION


   The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. IHS competes on a local and regional basis with other providers on the basis of the breadth and quality of its services, the quality of its facilities and, to a limited extent, price. The Company also competes with other providers in the acquisition and development of additional facilities and service providers. IHS' current and potential competitors include national, regional and local operators of geriatric care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, retirement centers and community home health agencies and similar institutions, many of which have significantly greater financial and other resources than IHS. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to IHS. New service introductions and enhancements, acquisitions, continued industry consolidation and the development of strategic relationships by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's services or intense price competition, or make IHS' services noncompetitive. Further, technological advances in drug delivery systems and the development of new medical treatments that cure certain complex diseases or reduce the need for healthcare services could adversely impact the business of IHS. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. IHS also competes with various healthcare providers with respect to attracting and retaining qualified management and other personnel. Any significant failure by IHS to attract and retain qualified employees could have a material adverse effect on its business, results of operations and financial condition.


   The geriatric care facilities operated and managed by IHS primarily compete on a local and regional basis with other skilled care providers. The Company's MSUs primarily compete on a local basis with acute care and long-term care hospitals. In addition, some skilled nursing facilities have developed units which provide a greater level of care than the care traditionally provided by nursing homes. The degree of success with which IHS' facilities compete varies from location to location and depends on a number of factors. The Company believes that the specialized services and care provided, the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. In light of these factors, IHS seeks to meet competition in each locality by improving the appearances of, and the quality and types of services provided at, its facilities, establishing a reputation within the local medical communities for providing competent care services, and by responding appropriately to regional variations in demographics and tastes. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. Because IHS' facilities compete primarily on a local and regional basis rather than a national basis, the competitive position of IHS varies from facility to facility depending upon the types of services and quality of care provided by facilities with which each of IHS' facilities compete, the reputation of the facilities with which each of IHS' facilities compete, and, with respect to private pay patients, the cost of care at facilities with which each of IHS' facilities compete.

   The home healthcare market is highly competitive and is divided among a large number of providers, some of which are national providers but most of which are either regional or local providers. IHS believes that the primary competitive factors are availability of personnel, the price of the services and quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services.

   IHS also competes with other healthcare companies for acquisitions and management contracts. There can be no assurance that additional acquisitions can be made and additional management contracts can be obtained on favorable terms.

EMPLOYEES


   As of March 31, 1997, IHS had approximately 59,000 full-time and regular part-time employees. Full-time and regular part-time service and maintenance employees at 17 facilities, totaling approximately 1,300 employees, are covered by collective bargaining agreements. IHS' corporate staff consisted of approximately 1,100 people at such date. The Company believes its relations with its employees are good.


   IHS seeks the highest quality of professional staff within each market. Competition in the recruitment of personnel in the health care industry is intense, particularly with respect to nurses. Many areas are already facing nursing shortages, and it is expected that the shortages will increase in the future. Although the Company has, to date, been successful in hiring and retaining nurses and rehabilitation professionals, IHS in the future may experience difficulty in hiring and retaining nurses and rehabilitation professionals. The Company believes that its future success and the success of its MSU programs will depend in large part upon its continued ability to hire and retain qualified personnel.

INSURANCE

   Healthcare companies are subject to medical malpractice, personal injury and other liability claims which are generally covered by insurance. The Company maintains liability insurance coverage in amounts deemed appropriate by management based upon historical claims and the nature and risks of its business. There can be no assurance that a future claim will not exceed insurance coverage or that such coverage will continue to be available. In addition, any substantial increase in the cost of such insurance could have an adverse effect on IHS' business, results of operations and financial condition.

EXECUTIVE OFFICERS OF THE COMPANY


   The following table sets forth certain information with respect to the executive officers of the Company:


          NAME             AGE                     POSITION
-----------------------  ------ ---------------------------------------------
Robert N. Elkins, M.D.   53     Chairman Of The Board and
                                Chief Executive Officer
Lawrence P. Cirka  ....  45     President, Chief Operating Officer
                                and Director
W. Bradley Bennett  ...  31     Executive Vice President--Chief Accounting
                                Officer
Brian K. Davidson  ....  39     Executive Vice President--Development
Virginia M. Dollard ...  45     Senior Vice President--Post Acute Network
                                Operations
Marshall A. Elkins  ...  49     Executive Vice President and General Counsel
Eleanor C. Harding ....  47     Executive Vice President--Finance
John Heller............  38     Senior Vice President--Facility Operations
Marc B. Levin .........  42     Executive Vice President--Investor Relations
Anthony R. Masso.......  55     Executive Vice President--Managed Care
C. Taylor Pickett  ....  35     Executive Vice President--Symphony Health
                                Services
Scott W. Robertson ....  42     Executive Vice President--Symphony Health
                                Services
C. Christian Winkle  ..  34     Executive Vice President--Field Operations


   The officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

   Robert N. Elkins, M.D. has been Chairman of the Board and Chief Executive Officer of the Company since March 1986 and also served as President from March 1986 to July 1994. From 1980 until co-founding IHS with Timothy F. Nicholson, a director of the Company, in 1986, Dr. Elkins was a co-founder and Vice President of Continental Care Centers, Inc., an owner and operator of long-term healthcare facilities. From 1976 through 1980, Dr. Elkins was a practicing physician. Dr. Elkins is a graduate of the University of Pennsylvania, received his M.D. degree from the Upstate Medical Center, State University of New York, and completed his residency at Harvard University Medical Center. Dr. Elkins is the brother of Marshall Elkins, General Counsel and Executive Vice President of the Company.

   Lawrence P. Cirka has been President and Chief Operating Officer and a director of the Company since July 1994, and served as Senior Vice President and Chief Operating Officer of the Company from October 1987 to July 1994. Prior to joining IHS, Mr. Cirka served in various operational capacities with Unicare Healthcare Corporation, a long-term healthcare company, for 15 years, most recently as Vice President-Western Division, where he had operational and financial responsibility for 46 long-term healthcare facilities exceeding 5,000 beds. Mr. Cirka is a graduate of Clarion University and a Licensed Nursing Home Administrator in Pennsylvania, Florida and Washington.

   W. Bradley Bennett has been Executive Vice President--Chief Accounting Officer of the Company since September 1996. From April 1996 to September 1996, he served as Senior Vice President--Chief Accounting Officer of the Company, as Senior Vice President--Corporate Controller from November 1995 to April 1996, and as Vice President--Corporate Controller from December 1992 to November 1995. From October 1991, when he joined IHS, to December 1992, he served as Assistant Corporate Controller. For five years prior to joining IHS, Mr. Bennett was with KPMG Peat Marwick LLP, Certified Public Accountants. Mr. Bennett is a Certified Public Accountant and a Summa Cum Laude graduate of Loyola College, receiving a B.A. in Accounting.

   Brian K. Davidson has been Executive Vice President--Development of the Company since November 1995. From January 1993 to November 1995 he served as Senior Vice President--Development. From January 1991, when he joined IHS, to January 1993 he served as Senior Vice President--Managed

Operations of the Company. For more than five years prior to joining IHS, Mr. Davidson served as Chief Operating Officer of the Tutera Group, a management company operating skilled nursing beds and retirement apartment units. Mr. Davidson received B.S. and M.S. degrees from Central Missouri State University.


   Virginia M. Dollard has been Senior Vice-President--Post Acute Network Operations of the Company since January 1997. From May 1995 to January 1997, she served as Senior Vice President, Southeast Division of the Company. For several years prior to joining the Company, Ms. Dollard was Executive Vice-President and Chief Operating Officer of HealthPlus-New York Life Health Plan, a 350,000 member HMO/PPO subsidiary of New York Life Insurance Company. Ms. Dollard graduated Magna Cum Laude from Roger Williams College with a B.S. in Health and Social Services Administration. She also received an M.A. in Management with Distinction from Pepperdine University.

   Marshall A. Elkins has been Executive Vice President and General Counsel of the Company since November 1995. From July 1992 to November 1995 he served as Senior Vice President and General Counsel of the Company and from January 1990 to July 1992 he served as General Counsel and Vice President of the Company. From July 1987 until joining IHS in 1990, Mr. Elkins was in private practice in New York City. Mr. Elkins served as General Counsel to US West Capital Corporation and later as Assistant General Counsel of US West Financial Services Corporation from July 1985 to July 1987. Prior thereto, Mr. Elkins was associate counsel at CIT Corporation from 1980 to 1985. Mr. Elkins received a B.A. degree from the University of Wisconsin and a J.D. from New York Law School. Mr. Elkins is the brother of Robert N. Elkins, Chairman and Chief Executive Officer of the Company.

   Eleanor C. Harding has been Executive Vice President--Finance of the Company since September 1996. From November 1995 to September 1996 she served as Senior Vice President--Finance and Treasurer and from August 1993 to November 1995 she served as Vice President--Finance and Treasurer of the Company. From Janaury 1990 until she joined IHS in August 1993, Ms. Harding served as Senior Vice President, Chief Financial Officer and Treasurer of the Marcor Company. Prior to January 1990, Ms. Harding served in similiar positions for Jiffy Lube International, Inc. and The Black and Decker Corporation. Ms. Harding received a B.A. in Economics from Mount Holyoke College and an M.S. in Finance from Loyola College.

   John F. Heller has been Senior Vice President--Facility Operations of the Company since September 1996. From June 1995 to September 1996, he served as Senior Vice President--Northern Operations of the Company, and as Senior Vice President--MSU Operations from April 1992 to June 1995. From February 1991 to April 1992 he served as Director of Subacute Finance. For six years prior to joining IHS, Mr. Heller was with Ernst & Young Management Consulting Group. Mr. Heller is a graduate of Denison University and holds both a Masters in Health Services Administration and a Masters of Public Administration from Ohio State University.

   Marc B. Levin has been Executive Vice President--Investor Relations since November 1995. From March 1993 to November 1995 he served as Senior Vice President--Investor Relations and from May 1991 to March 1993 he served as Vice President--Investor Relations of the Company. From March 1989 until May 1991, Mr. Levin served as Vice President--Corporate Controller/Administration of the Company. Prior to joining IHS in 1989, Mr. Levin served in various capacities with Beverly Enterprises for six years, most recently as Assistant to the President--Eastern Division. Mr. Levin is a Certified Public Accountant and received B.S. and M.B.A. degrees from the University of Maryland.

   Anthony R. Masso has been Executive Vice President--Managed Care since June 1994. Prior to joining IHS, Mr. Masso served in several managed care operating roles as Senior Vice President of American MedCenters, an HMO company in Minneapolis and as Regional Vice President of Aetna Health Plans for the Midwest and Eastern Divisions. He had operational responsibility for thirteen HMOs, serving on the boards of ten. For twelve years, Mr. Masso served as a senior executive in the federal HMO office of the Department of Health and Human Services. Mr. Masso is a graduate of the University of Rhode Island and holds a masters degree from Syracuse University.

   C. Taylor Pickett has been Executive Vice President--Symphony Health Services since November 1996. From February 1995 to November 1996 he served as Senior Vice President--Symphony Health Services. Mr. Pickett joined IHS in September 1993 as Vice President of Acquisitions and Taxes. Prior to joining IHS, Mr. Pickett was Director of Taxes for PHH Corporation. Mr. Pickett is a Certified Public Accountant and received a B.S. degree in Accounting from the University of Delaware and a J.D. from the University of Maryland School of Law.

   Scott W. Robertson has been Executive Vice President--Symphony Health Services since November 1995. From October 1993 to November 1995 he served as Senior Vice President--Symphony Health Services. Prior to joining IHS in October 1993, Mr. Robertson was the founder of Health Care Consulting, Inc. which the Company acquired effective September 30, 1993. Prior to founding HCC, Mr. Robertson founded and served as president of Payne Robertson, a Medicare consulting and nursing home management company. Mr. Robertson is a graduate from the University of Utah (1977) with a B.S. in Sociology and a certificate in Gerontology.

   C. Christian Winkle has been Executive Vice President--Field Operations of the Company's owned and leased facilities since November 1995. From March 1994 to November 1995 he served as Senior Vice President--Operations. Mr. Winkle joined IHS in September 1990 as Regional Vice President of Operations and President--MSU Product Development. Prior to joining IHS, Mr. Winkle was the Executive Director of the Renaissance Rehabilitation & Diagnostic Hospital in Chattanooga, Tennessee. Mr. Winkle is a graduate of Case Western Reserve University in Cleveland, Ohio.


ITEM 2. PROPERTIES


   The Company owns 41 geriatric care facilities with 5,372 licensed beds, and leases 77 geriatric care facilities with 10,084 licensed beds. The leases for the leased facilities have terms of four to 20 years, expiring on various dates between 1997 and 2010. The leases generally can be renewed and the Company generally has a right of first refusal to purchase the leased facility. The Company leases ten facilities from Meditrust, a publicly-traded real estate investment trust. With respect to all the facilities leased from Meditrust, the Company is obligated to pay additional rent in an amount equal to a specified percentage (generally five percent) of the amount by which the facility's gross revenues exceed a specified amount (generally based on the facility's gross revenues during its first year of operation). If an event of default occurs under any Meditrust lease or any other agreement the Company has with Meditrust, Meditrust has the right to require the Company to purchase the facility leased from the partnership at a price equal to the higher of the then current fair market value of the facility or the original purchase price of the facility paid by Meditrust plus the cost of certain capital expenditures paid for by Meditrust, an adjustment for the increase in the cost of living index since the commencement of the lease and all rent then due and payable, all such amounts to be determined pursuant to the prescribed formula contained in the lease. In addition, each Meditrust lease provides that a default under any other Meditrust lease or any other agreement the Company has with Meditrust constitutes a default under such lease. Upon such a default, Meditrust has the right to terminate the leases and to seek damages based upon lost rent. The lessor of the Company's Green Briar facility in Miami, Florida has the right to require the Company to purchase the facility upon a change in control of the Company (which includes (i) any person becoming the beneficial owner of more than 30% of the Company's outstanding Common Stock other than pursuant to an arrangement between the Company and such person pursuant to which the Company's senior management remains substantially unchanged and (ii) the Company's Chairman of the Board dying or becoming disabled). The net purchase price for the facility is $4.0 million. The Company has also guaranteed approximately $6.6 million of the indebtedness of the lessor of the Company's Green Briar facility in Miami, Florida, which indebtedness was incurred to finance a portion of the cost of the expansion and renovation of the facility and to refinance the mortgage thereon. Any payment under such guaranty would reduce the Company's purchase price for the facility if it elects or is required to purchase the facility. The lessor of this facility has the right to require Messrs. Robert N. Elkins and Timothy F. Nicholson to purchase all or any part of 13,944 shares of Common Stock owned by it at a per share purchase price equal to the sum of $12.25 per share plus 9% simple interest per annum from May 8, 1988 until the date of such purchase. The Company has agreed to purchase such shares if Messrs. Elkins and Nicholson fail to do so.

   The Company leases its headquarters in Owings Mills, Maryland under an eight year lease expiring in May 2001.

   The following table presents certain information regarding the Company's owned and leased facilities as of December 31, 1996.


                                                                                AMOUNT OF
                                         DATE      LICENSED     OWNERSHIP      MORTGAGE ON
         FACILITY/LOCATION             ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
-----------------------------------  ----------- ----------- --------------- --------------
Alexandria.........................    9/1/94     60         Leased
 Alexandria, LA
Amarillo...........................    9/1/94    133         Owned           $  951,000
 Amarillo, TX
Atlanta at Briarcliff Haven  ......   9/15/92    160         Leased
 Atlanta, GA
Auburndale.........................   12/l/93    120         Owned
 Auburndale, FL
Avenel.............................    8/1/95    120         Owned
 Plantation, FL
Beeville...........................   12/1/93    101         Owned           $  744,000
 Beeville, TX
Beneva Nursing Pavillion...........   12/1/93    120         Owned
 Sarasota, FL
Boise..............................    9/1/94    218         Leased
 Boise, ID
Bradenton..........................    9/1/94    120         Leased
 Bradenton, FL
Brandon............................   12/1/93    120         Owned
 Brandon, FL
Brentwood..........................   1/20/88    140         Owned
 Burbank, IL
Briarcliff.........................   12/1/86    230         Leased
 Alabaster, AL
Broomall...........................   12/1/93    298         Owned           $1,493,000
 Broomall, PA
Carriage-by-the-Lake...............  12/14/90     78         Leased
 Bellbrook, OH
Central Florida -- Fort Pierce ....  12/20/93    107         Owned                   (1)
 Fort Pierce, FL
Central Florida -- Orlando.........  12/20/93    120         Owned                   (1)
 Orlando, FL
Central Florida -- Vero Beach .....  12/20/93    110         Owned                   (1)
 Vero Beach, FL
Central Park Village...............   12/1/93    120         Owned
 Orlando, FL
Charleston at Driftwood............    7/1/92    160         Leased
 Charleston, SC
Charlestown........................    9/1/94    126         Leased
 Charles Town, WV
Charlotte at Hawthorne.............    4/1/93    142         Leased
 Charlotte, NC
Chateau Nursing & Rehabilitation ..    7/1/94    156         Leased
 Bryn Mawr, PA
Cherry Creek.......................    8/1/95    267         Leased
 Aurora, CO
Chestnut Hill......................   12/1/93    200         Owned
 Philadelphia, PA
Cheyenne Mountain Nursing..........    9/1/94    180         Leased
 Colorado Springs, CO
Cheyenne Care Center...............    5/1/96     96         Leased
 Las Vegas, NV





                                                                                AMOUNT OF
                                         DATE      LICENSED     OWNERSHIP      MORTGAGE ON
         FACILITY/LOCATION             ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
-----------------------------------  ----------- ----------- --------------- --------------
Cheyenne Residential and Nursing ..    5/1/96    240         Leased
 Las Vegas, NV
Church Lane Health Care Center ....    7/1/94    126         Leased
 Broomall, PA
Claiborne..........................    9/1/94     90         Leased
 Shreveport, LA
Clara Burke Community..............  12/31/86     73         Owned           $ 6,392,000
 Plymouth Meeting, PA
Clearwater.........................   12/1/93    150         Owned
 Clearwater, FL
Colorado Springs...................  12/29/93    155         Owned           $ 8,087,000
 Colorado Springs, CO
Dallas at Treemont (Nursing) ......   6/30/94    114         Owned(2)        $13,332,000
 Dallas, TX
Derry..............................   3/05/93    112         Owned
 Derry, NH
Erie at Bayside....................    9/2/86    141         Leased
 Erie, PA
Fort Myers.........................    9/1/94    110         Leased
 Fort Myers, FL
Gainesville........................   12/1/93    120         Owned           $ 1,129,000
 Gainesville, FL
Gonzales...........................    9/1/94    124         Leased
 Gonzales, LA
Governor's Park....................   11/1/95    150         Owned
 Barrington, IL
Great Bend.........................    9/1/94    160         Leased
 Great Bend, KS
Greater Pittsburgh.................   4/25/91    120         Leased
 Greensburg, PA
Green Briar........................    5/8/88    205         Leased
 Miami, FL
Hanover............................   12/7/92     80         Leased
 Birmingham, AL
Heritage...........................    9/1/94    180         Leased
 Atlanta, GA
Heritage North.....................    9/1/94    121         Leased
 New Iberia, LA
Heritage South.....................    9/1/94     80         Leased
 New Iberia, LA
Hershey at Woodlands...............    2/9/89    213         Owned           $ 5,502,000
 Hershey, PA
Houston Hospital...................   12/1/94     60         Owned           $ 9,794,000
 Houston, TX
Huber Heights at Spring Creek .....  12/14/90    100         Leased
 Huber Heights, OH
Hurst Care Center..................   12/1/93    112         Owned
 Hurst, TX
Indianapolis at Cambridge..........    2/9/89    145         Leased
 Indianapolis, IN
Iowa at Des Moines.................   3/11/93     93         Owned
 Des Moines, IA
Iowa Park..........................    9/1/94     77         Leased
 Iowa Park, TX
Jacksonville.......................   12/1/93    120         Owned
 Jacksonville, FL





                                                                                AMOUNT OF
                                         DATE      LICENSED     OWNERSHIP      MORTGAGE ON
         FACILITY/LOCATION             ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
-----------------------------------  ----------- ----------- --------------- --------------
Julia Ribaudo Home.................    7/1/94    120         Leased
 Lake Ariel, PA
Kansas City at Alpine North........   1/25/88    190         Leased
 Kansas City, MO
Kaplan.............................    9/1/94    120         Leased
 Kaplan, LA
Kent Convalescent Center...........    7/1/94    153         Leased
 Smyma, DE
Lafayette..........................    9/1/94     60         Leased
 Lafayette, LA
Las Vegas..........................    6/1/92    118         Owned
 Las Vegas, NV
Maclen Rehabilitation Center ......   12/1/93    120         Owned           $1,313,000
 Lake Worth, FL
Manchester at Hackett Hill.........   4/26/88     68         Owned
 Manchester, NH
Many...............................    9/1/94    128         Leased
 Many, LA
Many South.........................    9/1/94     60         Leased
 Many, LA
Marrero............................    9/1/94    134         Leased
 Marrero, LA
Mayfair Manor......................    9/1/94    100         Leased
 Lexington, KY
Mesa Manor.........................    9/1/94     98         Leased
 Grand Junction, CO
Michigan at Riverbend..............    5/7/88    160         Leased
 Grand Blanc, MI
Mill Hill..........................    9/1/95    110         Leased
 Worcester, MA
Mimosa Manor.......................   12/1/93    150         Leased
 Keller, TX
Minden.............................    9/1/94    230         Leased
 Minden, LA
Mountain View......................   12/5/86    137         Leased
 Greensburg, PA
Nashville..........................    9/l/94    124         Leased
 Nashville, TN
New Hampshire at Claremont.........   3/05/93     68         Owned
 Claremont, NH
New Jersey at Somerset Valley .....  12/20/86     58         Leased
 Bound Brook, NJ
New London at Firelands............  12/14/90     50         Leased
 New London, OH
Northern Virginia..................  12/15/94    114         Leased
 Alexandria, VA
Oakbridge Village..................   12/1/93    120         Owned
 Lakeland, FL
Orange Hills.......................    8/1/92    150         Leased
 Orange, CA
Orange Park........................    9/1/94    105         Leased
 Orange Park, FL
Palm Bay...........................    9/1/94    120         Leased
 Palm Bay, FL
Pierremont.........................    9/1/94    196         Leased
 Shreveport, LA





                                                                                AMOUNT OF
                                         DATE      LICENSED     OWNERSHIP      MORTGAGE ON
         FACILITY/LOCATION             ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
-----------------------------------  ----------- ----------- --------------- --------------
Pikes Peak.........................    9/1/94    210         Leased
 Colorado Springs, CO
Pinellas Park......................   12/1/93    120         Owned
 Pinellas Park, FL
Plainview..........................    9/1/94    102         Leased
 Plainview, TX
Plymouth House Rehabilitation .....    7/1/94    154         Leased
 Norristown, PA
Port Charlotte.....................    9/1/94    165         Leased
 Port Charlotte, FL
Pueblo Manor.......................    9/1/94    151         Leased
 Pueblo, CO
Raleigh at Crabtree Valley.........  12/31/91    134         Leased
 Raleigh, NC
St. Louis at Big Bend Woods........   7/27/87    176         Owned
 Valley Park, MO
St. Louis at Gravois...............   7/27/87    167         Leased
 St. Louis, MO
St. Petersburg at William & Mary ..    9/1/87     92         Owned
 St. Petersburg, FL
Sarasota Nursing Pavilion..........   12/1/93    180         Owned           $1,172,000
 Sarasota, FL
Seattle............................   5/25/90    210         Leased
 Seattle, WA
Sebring............................    9/1/94    105         Leased
 Sebring, FL
Shady Oaks Nursing Center..........   12/1/93    179         Owned           $2,181,000
 Sherman, TX
Shoreham...........................    9/1/94    154         Leased
 Marietta, GA
Shreveport.........................    9/1/94    110         Leased
 Shreveport, LA
Southern California at Park
Regency............................    2/1/92     99         Leased
 La Habra, CA
Sunset House.......................    7/1/96     55         Leased
 Burbank, IL
Tarpon Springs.....................   12/1/93    120         Owned
 Tarpon Springs, FL
Terrell............................    9/1/94    140         Leased
 Terrell, TX
Terrell Care Center................    9/1/94     94         Leased
 Terrell, TX
Theron Grainger Nursing Home ......   12/1/93     65         Leased
 Hughes Springs, TX
Thibodaux..........................    9/1/94     60         Leased
 Thibodaux, LA
Trinity Hills Manor................   12/1/93    133         Leased
 Benbrook, TX
Venice Nursing Pavilion North .....   12/1/93    178         Owned           $  644,000
 Venice, FL
Vintage............................    1/1/96    110         Owned(2)
 Denton, TX
Vivian.............................    9/1/94     80         Leased
 Vivian, LA
Waterford Commons..................   1/16/90    101         Owned
 Toledo, OH





                                                                                AMOUNT OF
                                         DATE      LICENSED     OWNERSHIP      MORTGAGE ON
         FACILITY/LOCATION             ACQUIRED      BEDS     (LEASED/OWNED)    PROPERTY
-----------------------------------  ----------- ----------- --------------- --------------
West Carrollton at Elm Creek ......  12/14/90    100         Leased
 West Carrollton, OH
West Palm Beach....................   12/1/93     94         Owned(2)
 West Palm Beach, FL
Whitemarsh.........................   12/1/93    247         Owned
 Whitemarsh, PA
Wichita............................    9/1/94    120         Leased
 Wichita, KS
Wichita Falls......................    9/1/94    120         Leased
 Wichita Falls, TX
Winter Park........................    9/1/94    103         Leased
 Winter Park, FL
Winthrop...........................    9/1/95    150         Leased
 Medford, MA
Woodridge Convalescent Center .....   12/1/93    142         Leased
 Grapevine, TX ....................

----------
     (1)  Consolidated facilities mortgage of $9,314,000.

     (2) IHS owns a condominium interest in each of these facilities. Integrated Living Communities, Inc. ("ILC"), a wholly-owned subsidiary of IHS through October 9, 1996 and now a company in which IHS owns a 37% interest, owns the remaining condominium interest. IHS operates a geriatric care facility in each of these facilities, and ILC operates an assisted living facility.


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

                                                          HIGH             LOW
                                                         -------         -------
CALENDAR YEAR 1995
 First Quarter .................................        $42 1/2         $34 1/2
 Second Quarter ................................         37 1/4          28 5/8
 Third Quarter .................................         32 7/8          27 5/8
 Fourth Quarter ................................         29 3/4          20 3/8


                                                          HIGH             LOW
                                                         ------           ------
CALENDAR YEAR 1996

 First Quarter ...............................          $26              $20 1/8
 Second Quarter ..............................           27 7/8           23 3/8
 Third Quarter ...............................           25 7/8           20 1/2
 Fourth Quarter ..............................           27               22



   As of March 17, 1997, there were approximately 658 record holders of the Common Stock.

   In 1994, 1995 and 1996 the Company declared a cash dividend of $0.02 per share; prior to 1994, the Company had never declared or paid any cash dividends on its Common Stock. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions. The Company's revolving credit facility prohibits the payment of dividends without the consent of the lenders, and the indentures under which the Company's 10 3/4% Senior Subordinated Notes due 2004, 9 5/8% Senior Subordinated Notes due 2002, Series A, and 10 1/4% Senior Subordinated Notes due 2006 limit the payment of dividends unless certain financial tests are met.

   ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data set forth below for the five-year period ended December 31, 1996 and as of the end of each of such periods have been derived from the Consolidated Financial Statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1995 and 1996 and for each of the years in the three year period ended December 31, 1996, and the independent auditors' report thereon, are included elsewhere herein.


                                                                YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------
                                               1992         1993          1994          1995         1996
                                          ------------- ------------ ------------- ------------- ------------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Statement of Operations Data(1)(2):
Net revenues:
 Basic medical services ................  $   100,799   $   113,508  $   269,817   $   368,569   $   389,773
 Specialty medical services ............       88,065       162,017      404,401       770,554       999,209
 Management services and other .........       13,232        20,779       37,884        39,765        45,713
                                          ------------- ------------ ------------- ------------- ------------
   Total ...............................      202,096       296,304      712,102     1,178,888     1,434,695
Cost and expenses:
 Operating expenses ....................      145,623       212,936      528,131       888,551     1,093,948
 Corporate administrative and
  general ..............................       11,927        16,832       37,041        56,016        60,976
 Depreciation and amortization .........        4,334         8,126       26,367        39,961        41,681
 Rent ..................................       19,509        23,156       42,158        66,125        77,785
 Interest, net .........................        1,493         5,705       20,602        38,977        64,110
 Loss from impairment of long lived
  assets(3).............................           --            --           --        83,321            --
 Other non-recurring charges
  (income)(4)...........................           --            --           --        49,639       (14,457)
                                          ------------- ------------ ------------- ------------- ------------
  Earnings (loss) before equity in
   earnings (loss) of affiliates, income
   taxes and extraordinary items .......       19,210        29,549       57,803       (43,702)      110,652
Equity in earnings (loss) of affiliates           (36)        1,241        1,176         1,443           828
                                          ------------- ------------ ------------- ------------- ------------
  Earnings (loss) before income taxes
   and extraordinary items .............       19,174        30,790       58,979       (42,259)      111,480
Income tax provision (benefit)..........        7,286        12,008       22,117       (16,270)       63,715
                                          ------------- ------------ ------------- ------------- ------------
  Earnings (loss) before extraordinary
   items ...............................       11,888        18,782       36,862       (25,989)       47,765
Extraordinary items(5) .................        2,524         2,275        4,274         1,013         1,431
                                          ------------- ------------ ------------- ------------- ------------
   Net earnings (loss) .................  $     9,364   $    16,507  $    32,588   $   (27,002)  $    46,334
                                          ============= ============ ============= ============= ============
Per Common Share (fully diluted)(6):
 Earnings (loss) before extraordinary
  items ................................  $      1.01   $      1.35  $      1.73   $     (1.21)  $      1.82
 Net earnings (loss) ...................          .80          1.22         1.57         (1.26)         1.78
                                          ============= ============ ============= ============= ============
Weighted average number of common and
 common equivalent shares outstanding(6)   11,996,815    17,261,079   27,154,153    21,463,464    31,652,620
                                          ============= ============ ============= ============= ============

                                                         DECEMBER 31,
                                   ---------------------------------------------------------
                                       1992       1993       1994        1995        1996
                                   ----------- --------- ----------- ----------- -----------
                                                    (IN THOUSANDS)
Balance Sheet Data:
Cash and temporary investments  .  $103,858    $ 65,295  $   63,347  $   41,304  $   41,072
Working capital .................   144,074      69,495      76,383     136,315      57,549
Total assets ....................   313,671     776,324   1,255,989   1,433,730   1,993,107
Long-term debt, including
  current portion ...............   142,620     402,536     551,452     770,661   1,054,747
Stockholders' equity ............   146,013     216,506     453,811     431,528     534,865

----------
(1) The Company has grown substantially through acquisitions and the opening of MSUs, which acquisitions and MSU openings materially affect the comparability of the financial data reflected herein.
(2) In 1995, the Company merged with IntegraCare, Inc. ("IntegraCare") in a transaction accounted for as a pooling of interests. Accordingly the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of IntegraCare. See Note 1(o) of Notes to Consolidated Financial Statements.
(3) In December 1995, the Company elected early implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, resulting in a non-cash charge of $83,321,000. See Notes 1(k) and 18 of Notes to Consolidated Financial Statements.
(4) In 1995 consists primarily of loss on termination of management contract, costs in connection with the merger with IntegraCare and write-off of deferred pre-opening costs. In the fourth quarter of 1995, IHS terminated a contract, entered into in January 1994, to manage 23 long-term care and psychiatric facilities owned by Crestwood Hospital and, as a result, incurred a loss of $21,915,000 on the termination of this contract. Such loss consists of $8,496,000 of accrued management fees, $11,097,000 of loans made to Crestwood Hospital and the owners of Crestwood Hospital, as well as the interest thereon, and $2,322,000 of contract acquisition costs. In connection with the merger with IntegraCare, IHS incurred $1,939,000 of accounting, legal and other costs in 1995. In the fourth quarter of 1995, IHS changed its accounting estimate regarding the future benefit of deferred pre-opening costs. As a result, IHS wrote-off $25,785,000 of deferred pre-opening costs in 1995. In 1996 consists primarily of (i) a gain of $34,298,000 from the sale of its pharmacy division, (ii) a loss of $8,497,000 from its sale of shares in its assisted living services subsidiary, (iii) a $7,825,000 loss on write-off of accrued management fees and loans resulting from the Company's termination of its ten year management contract with All Seasons, originally entered into during September 1994 and (iv) a $3,519,000 exit cost resulting from the closure of redundant home healthcare agencies. Because IHS' investment in the Capstone common stock received in the sale of its pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History" and "-- Year Ended December 31, 1996 Compared to Year Ended December 31, 1995" and Notes 1(g), 1(o), and 18 of Notes to Consolidated Financial Statements.
(5) In 1992 the Company recorded a loss on extinguishment of debt of $4,072,000 relating primarily to prepayment charges and the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $1,548,000, is presented for the year ended December 31, 1992 as an extraordinary loss of $2,524,000. In 1993 the Company recorded a loss on extinguishment of debt of $3,730,000 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $1,455,000, is presented for the year ended December 31, 1993 as an extraordinary loss of $2,275,000. In 1994 the Company recorded a loss on extinguishment of debt of $6,839,000 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $2,565,000, is presented for the year ended December 31, 1994 as an extraordinary loss of $4,274,000. In 1995, the Company recorded a loss on extinguishment of debt of $1,647,000 relating primarily to prepayment charges and the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $634,000, is presented for the year ended December 31, 1995 as an extraordinary loss of $1,013,000. In 1996, the Company recorded a loss on extinguishment of debt of $2,327,000, relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $896,000, is presented in the statement of operations for the year ended December 31, 1996 as an extraordinary loss of $1,431,000.
(6) The weighted average number of common and common equivalent shares outstanding for the years ended December 31, 1992, 1993, 1994 and 1996 includes the assumed conversion of the convertible subordinated debentures into IHS Common Stock. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating fully-diluted earnings per share. Such amounts aggregated $183,000, $4,516,000, $10,048,000 and $9,888,000 for the years ended December 31, 1992, 1993, 1994 and 1996, respectively. The weighted average number of common and common equivalent shares outstanding for the year ended December 31, 1995 does not include the assumed conversion of the convertible subordinated debentures or the related interest expense and underwriting costs, as such conversion would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's substantial indebtedness, growth strategy, managed care strategy, capital requirements and recent acquisitions as well as competition, government regulation, general economic conditions and the other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

INTRODUCTION

   In the past 15 years, the number of people over the age of 65 began to grow significantly faster than the overall population. At the same time, advances in medical technology have increased the life expectancies of an increasingly large number of medically complex patients. This trend, combined with the implementation of healthcare cost containment measures by private insurers and government reimbursement programs, has created a need for a more cost efficient alternate site for the provision of a wide range of medical and rehabilitative services which traditionally have been provided in an acute care hospital. To address this need, the Company has developed medical specialty units within its geriatric care facilities. The Company opened its first MSU in April 1988 in conjunction with HEALTHSOUTH Rehabilitation Corporation, and as of December 31, 1996 operated 158 MSUs totaling 3,555 beds. The Company's strategy generally has been to acquire geriatric care facilities and to implement in such facilities specialty medical services programs, such as MSUs, to treat the more medically complex patient. Beginning in 1993, the Company began to expand the range of related services it offers to its patients directly in order to serve the full spectrum of patients' post-acute care needs. The Company is now able to offer directly to its patients, rather than through third party providers, a continuum of care following discharge from an acute care hospital. IHS' post-acute services include sub-acute care, home care, inpatient and outpatient rehabilitation, hospice and diagnostic services.


GENERAL

 BASIC MEDICAL SERVICES

   The Company includes in basic medical services revenues all room and board charges for its geriatric care patients (other than patients in its MSU and Alzheimer's programs) at its owned and leased geriatric care and assisted living facilities.

   The following table sets forth the Company's sources of basic medical services revenues by payor type for the periods indicated:

                            YEARS ENDED DECEMBER 31,
                ----------------------------------------------
                    1992     1993     1994     1995     1996
                ---------  -------- -------- -------- --------
Private Pay(1)    54.4%     52.9%    40.8%    37.4%    37.0%
Medicare ......   17.1      12.6      9.9     11.5     12.2
Medicaid ......   28.5      34.5     49.3     51.1     50.8
                ---------  -------- -------- -------- --------
  Total .......  100.0%    100.0%   100.0%   100.0%   100.0%
                =========  ======== ======== ======== ========
----------

(1) The Company classifies revenues from commercial insurers, health maintenance organizations (HMOs) and other charge-based sources and from individuals (including the co-insurance portion of Medicare paid by individuals) as private pay.


   The decrease in the percentage of basic medical services revenues received from private pay sources and Medicare from 1992 to 1996 and the commensurate increase in the percentage received from Medicaid was primarily the result of the higher level of Medicaid patients in the geriatric care facilities in which the Company acquired ownership or leasehold interests. The Company seeks to increase the percentage of basic medical services revenues received from private pay sources and Medicare.

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

                          YEARS ENDED DECEMBER 31,
                  ----------------------------------------
                    1992     1993    1994    1995    1996
                  -------- ------- ------- ------- -------
Beds Licensed  .  80.5%    80.6%   83.2%   81.7%   82.7%
Beds in Service   85.2     87.4    92.2    92.7    93.1
                  ======== ======= ======= ======= =======


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

   The following table sets forth the Company's sources of specialty medical services revenues by payor type for the periods indicated:

                           YEARS ENDED DECEMBER 31,
                 --------------------------------------------
                   1992     1993     1994     1995     1996
                 -------- -------- -------- -------- --------
Private Pay(1)    51.8%    51.6%    47.6%    48.2%    45.0%
Medicare ......   45.7     45.4     48.2     44.8     48.0
Medicaid ......    2.5      3.0      4.2      7.0      7.0
                 -------- -------- -------- -------- --------
  Total .......  100.0%   100.0%   100.0%   100.0%   100.0%
                 ======== ======== ======== ======== ========
----------
(1)  The  Company   classifies   revenues  from  commercial   insurers,   health
     maintenance organizations (HMOs) and other charge-based sources and from individuals (including the co-insurance portion of Medicare paid by individuals) as private pay.


   The decrease in the percentage of specialty medical services revenues received from private pay sources and Medicare during the year ended December 31, 1993 and the commensurate increase in Medicaid was primarily the result of the higher level of Medicaid patients serviced by the rehabilitative services company acquired in December 1993 and the pharmacy company acquired in June 1993. The decrease in the percentage of specialty medical services revenues received from private pay sources during the year ended December 31, 1994 and the commensurate increase in Medicare and Medicaid was primarily the result of the higher level of Medicare and Medicaid patients serviced by the related services companies acquired in 1994, as well as the opening of 49 MSU programs and the expansion of 18 MSU programs. The decrease in the percentage of specialty medical service revenues from Medicare and the commensurate increase in Medicaid for the year ended December 31, 1995 was primarily the result of the higher level of Medicaid patients serviced by the 41 facilities leased in August 1994. The decrease in the percentage of specialty medical services revenues received from private pay sources and the commensurate increase in Medicare for the year ended December 31, 1996 was primarily the result of the acquisition of large home health companies throughout 1996. The Company's experience has been that Medicare patients constitute a higher percentage of an MSU program's initial occupancy.

   The average occupancy rate of the Company's MSU beds (on a weighted average basis) was 76.9% in the year ended December 31, 1996 as compared with 72.0% in the year ended December 31, 1995 and 71.4% in the year ended December 31, 1994. Average occupancy in the Alzheimer's programs in the Company's owned and leased facilities, which had an average of 345 beds in the year ended December 31, 1996, 394 beds in the year ended December 31, 1995 and 314 beds in the year ended December 31, 1994, was 77.2%, 77.9% and 83.4%, respectively.


   The following table sets forth the percentage of specialty medical services revenues generated by the Company's MSU programs, rehabilitation and other services and Alzheimer's programs for the periods indicated:

                                  YEARS ENDED DECEMBER 31,
                       ---------------------------------------------
                          1992     1993     1994     1995     1996
                       --------- -------- -------- -------- --------
MSU Programs ........   63.6%     71.1%    47.5%    37.7%    37.5%
Other Ancillaries
(1)..................   29.6      25.1     50.8     61.0     61.4
Alzheimer's Programs     6.8       3.8      1.7      1.3      1.1
                       --------- -------- -------- -------- --------
                       100.0%    100.0%   100.0%   100.0%   100.0%
                       ========= ======== ======== ======== ========

----------
(1) Consists of pharmacy, rehabilitative, home healthcare, mobile x-ray and electrocardiogram and similar services. The Company sold its pharmacy division in July. See "-- Acquisition and Divestiture History."

   The percentage decrease in MSU revenue in 1995 and 1996 was primarily the result of the acquisition of rehabilitation, home healthcare and similar service companies in connection with the Company's vertical integration strategy and the implementation of the Company's post-acute care network. MSU revenue as a percentage of total revenues and as a percentage of specialty medical revenues is expected to continue to decrease as the Company implements its vertical integration strategy and continues to expand its post-acute care network through the acquisition of rehabilitation, home healthcare and similar service companies. Additionally, in expanding its post-acute care network, IHS expects to place less emphasis on subacute care through MSUs and more emphasis on home healthcare. While IHS added 1,098 MSU beds in 1994 and 938 MSU beds in 1995, it added only an additional 383 beds in 1996 and it anticipates adding only an additional 300 to 400 MSU beds in each of 1997 and 1998.


MANAGEMENT SERVICES AND OTHER


   The Company's management agreements for its geriatric care facilities provide for a management fee to the Company generally equal to 4% to 8% of the gross revenues of the facility. In addition, certain of such agreements contain a provision wherein the Company may earn an incentive fee based on certain levels of performance. See "Item 1. Business -- Management Services." At December 31, 1996, the Company was managing 56 geriatric care facilities with a total of 6,337 beds. Also, all revenue derived from Health Care Consulting, Inc., a specialty reimbursement and consulting company with expertise in subacute rehabilitation programs which was acquired effective September 30, 1993, is included in this revenue category.

   The revenues derived from certain activities relating to the operation of the Company's facilities such as patient laundry, vending sales, guest meals, and beauty and barber services are classified in this category as other revenue. Other revenue constituted approximately 17.0%, 16.9% and 16.3%, respectively, of management services and other revenues during the years ended December 31, 1994, 1995 and 1996. The Company expects other revenue to continue to decrease as a percentage of management services and other revenues.


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


   During fiscal year ended June 30, 1990 the Company acquired one geriatric care facility having 101 beds, a leasehold interest in one facility having 210 beds, and a 49% joint venture interest in a 160 bed geriatric care facility which was managed by the Company until its purchase in September 1994. IHS also entered into agreements to manage three other geriatric care facilities having 468 beds and acquired 90% (assuming the exercise of all options and related exchange rights) of the stock of Professional Community Management International, Inc. ("PCM"), which managed residential retirement community living units in Southern California. The Company sold PCM in 1994. The Company also opened six MSU programs totalling 77 beds.


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


   In December 1991 the Company leased two geriatric care facilities having a total of 258 beds. The Company also opened six MSU programs totalling 106 beds.


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


   During 1993, the Company expanded its MSU focus by opening 30 MSU programs totaling 442 beds (including four MSU programs totalling 84 beds at its managed facilities) and expanding 24 MSU programs by 140 beds. On December 1, 1993 the Company acquired substantially all of the United States operations of Central Park Lodges, Inc. ("CPL"), consisting of 30 geriatric care facilities (24 owned and 6 leased) and nine retirement facilities, totaling 5,210 beds, a division which provides pharmacy consulting services and supplies prescription drugs and intravenous medications to geriatric care facilities through five pharmacies in Florida, Pennsylvania and Texas, and a division which provides healthcare personnel and support services to home healthcare and institutional markets through five branch locations located in Florida and Pennsylvania. The Company disposed of seven retirement facilities and five of the geriatric care facilities acquired from CPL which the Company did not consider to fit within its post-acute care strategy. The total cost of the CPL acquisition was approximately $185.3 million, including $20.1 million in assumption of indebtedness, warrants to purchase 100,000 shares of common stock of the Company at a purchase price per share of $28.92 (valued at $1.4 million), and other direct acquisition costs. The $163.8 million cash paid to purchase CPL was financed using the Company's term loan and revolving credit facility. The number of shares and price per share are subject to adjustment under certain circumstances. In addition, the Company agreed to provide consulting services to Trizec for the development of subacute care programs at its Canadian facilities. The Company received a consulting fee of $4.0 million and $3.0 million in 1994 and 1995, respectively.


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


   Effective January 1, 1994, the Company entered into an agreement to manage 23 facilities in California, consisting of 14 geriatric care facilities having 1,875 beds and nine psychiatric facilities having 1,265 beds (the "Crestwood Facilities"), owned by certain affiliated partnerships (the "Crestwood Partnerships") and leased by Crestwood Hospitals, Inc. ("Crestwood"). The management agreement had a term of ten years and provided for payments to IHS based upon a percentage of the gross revenues of the Crestwood Facilities. Pursuant to this transaction, IHS had agreed to loan Crestwood up to $11 million, including a $7 million line of credit. IHS was granted purchase options whereby it had the option upon expiration of its management agreement to purchase certain partnership interests of the partnerships which own 19 of the 23 Crestwood Facilities at a purchase price equal to the product determined by multiplying (i) the sum of (a) ten times the net cash flow of the 19 facilities for the year ended December 31, 2003, plus (b) the amount of the outstanding mortgages on the 19 facilities, by (ii) a percentage equal to the percentage ownership of the partners whose interests IHS chooses to purchase. IHS also had an option to purchase Crestwood on the expiration of the management agreement at a purchase price equal to fair market value determined by an appraisal. If IHS elected to purchase Crestwood prior to the expiration of the management agreement, it was obligated to pay Crestwood a break-up fee of $6 million. The Company was obligated to purchase Crestwood if it elected to purchase the partnership interests of the partnerships which own the Crestwood Facilities. IHS paid the stockholders of Crestwood a non-refundable purchase option deposit consisting of $3 million in cash and 168,067 shares of IHS Common Stock. This agreement was terminated in 1995 and, as a result, the Company incurred a loss of $21,915,000. See Note 18 of Notes to Consolidated Financial Statements.

   In February 1994 the Company entered into management agreements to manage, on an interim basis, eight geriatric care facilities, aggregating 1,174 beds, in Delaware, Massachusetts, New Jersey and Pennsylvania previously operated by IFIDA Health Care Group Ltd. ("IFIDA"). Upon the earlier of the completion by the owners of the eight facilities of the refinancing of certain debt or May 18, 1995, IHS was obligated to lease and operate these facilities, and was granted an option to purchase any or all of these facilities. Five of these facilities were subsequently leased by the Company in July 1994 and one management agreement for a facility was terminated in August 1994. The remaining two facilities were leased in 1995. The annual lease payments for these facilities currently are $4.1 million. The purchase price per facility is equal to the greater of its fair market value or its allocable percentage (as agreed to by the parties) of $59.5 million ($57 million if the option is exercised prior to the seventh year of the lease). The Company has to date made purchase option deposits aggregating $6.6 million with respect to these facilities, and is obligated to make additional purchase option deposits aggregating $500,000 during each year of the agreement. IHS has agreed to loan the owners of the eight facilities an aggregate of up to $3.5 million for working capital purposes, and issued to the owners of the eight facilities an aggregate of 90,000 shares of Common Stock.

   In May 1994 the Company sold its 49% interest in two separate joint ventures formed with Sunrise Terrace, Inc. ("Sunrise") to develop and operate two assisted living facilities. Each facility was to be managed by Sunrise; Sunrise had a 51% interest in, and the Company had a 49% interest in, the venture's capital, earnings and losses. Sunrise had an option to purchase the Company's interest in either venture at any time, and the Company had a right to require Sunrise to purchase the Company's interest in the Fairfax, Virginia venture. The assisted living facility in Fairfax, Virginia opened in October 1990; the second facility was being constructed in Bound Brook, New Jersey at the time of sale.

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


   As of August 31, 1994 the Company entered into a Facilities Agreement, Lease Agreement and certain other agreements with Litchfield Asset Management Corp. ("LAM") pursuant to which it leased, effective September 1, 1994, on a triple net basis, 43 geriatric care facilities (consisting of 41 skilled nursing facilities and two retirement centers), including two facilities previously leased and two facilities previously managed by the Company (the "LPIMC Facilities"), aggregating approximately 5,400 beds located in 12 states. The Company's current annual lease payments are approximately $17.4 million, based upon the annual debt service of monies borrowed by LAM to purchase the LPIMC Facilities and repay approximately $150 million in existing indebtedness of such facilities. In addition, the Company made refundable lease deposits aggregating $29 million, and will make additional refundable deposits during the initial term (including any extension thereof) of the leases aggregating approximately $4 million per annum. Rent payments are subject to escalation commencing September 1997 in an amount equal to two percent (three percent if the Company elects to pay such increase in shares of the Company's Common Stock) of the net annual incremental revenues of the LPIMC Facilities (subject to certain maximums). The leases have initial terms of seven years (subject to extension of up to five years under certain circumstances), subject to renewal by the Company for one additional period of seven years and three additional periods of five years each, and the Company has guaranteed all lease payments. The Company has also received options to purchase each of the LPIMC Facilities, at any time after nine months prior to the end of the seventh year, for a purchase price that will represent (i) during the seventh through eleventh years following the lease commencement date, such facility's allocable percentage of the total amount of $343 million (to be increased annually after the seventh year by the rate of increase in the consumer price index) and (ii) beginning in the twelfth year following the lease commencement date, the greater of (a) fair market value, (b) 125% of the release cost of the monies borrowed by LAM which are applicable to such facility or (c) five times the contribution margin of such facility. The Company loaned LAM's principal stockholders an aggregate of $3 million. In addition, the Company issued LAM warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $31.33 per share, and has granted LAM "piggy-back" registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants. The Company has agreed to issue up to an additional 50,000 shares of Common Stock if the leases are terminated prior to September 1, 2006. The agreement with LAM requires that the Company meet certain financial tests. IHS has sublet two of these facilities to ILC.

   In September 1994, the Company entered into a management agreement with All Seasons to manage six geriatric care facilities with 872 beds located in the State of Washington. During the fourth quarter of 1996 the Company terminated its management contract with All Seasons. As a result of the termination, the Company incurred a $7.8 million loss on the termination. See Note 18 of Notes to Consolidated Financial Statements.

   In February 1995, the Company entered into a management agreement to manage a 190 bed geriatric care facility located in Aurora, Colorado.

   In March 1995, the Company entered into a management agreement to manage 34 geriatric care facilities in Texas, California, Florida, Nevada and Mississippi (the "Preferred Care Facilities"). The management agreement has a term of ten years and provides for payments to the Company based upon a percentage of adjusted gross revenues and adjusted earnings before interest, taxes, depreciation and amortization of the Preferred Care Facilities. The Company has also been granted an option to purchase the Preferred Care Facilities, between March 29, 1996 and the date of the termination of the management agreement, for $80 million net of purchase option deposits plus adjustments for inflation. The Company has a non-refundable purchase option deposit of $20.6 million which will be applied against the purchase price if the Company elects to acquire the facilities.

   During 1995, the Company purchased five geriatric care facilities (two of which were previously leased). Also, the Company leased three facilities, all of which were previously managed. The total cost of these acquisitions was approximately $42.9 million which includes legal fees and other costs incurred to secure the facilities or leasehold interests in the facilities.

   During 1995, the Company continued to expand its MSU focus by opening 31 MSU programs totalling 691 beds (including two MSU programs totalling 63 beds at its managed facilities) and expanding existing programs by 177 beds (including 17 beds at managed facilities).

   In January 1996, the Company entered into agreements to manage four assisted living facilities in California and Ohio having a total of 234 beds. The management agreements subsequently were transferred to ILC.

   In January 1996, the Company purchased Vintage Health Care Center, a 110 bed skilled nursing and assisted living facility in Denton, Texas for $6.9 million. A condominium interest in the assisted living portion of this facility, as well as in the assisted living portion of the Company's Dallas at Treemont and West Palm Beach facilities, were transferred as a capital contribution to ILC in June 1996.

   In May 1996, the Company assumed leases for a 96 bed skilled nursing facility and a 240 bed residential facility located in Las Vegas, Nevada.

   In July 1996, the Company assumed a lease for a skilled nursing facility in Chicago, Illinois.

   In December 1996, the Company sold its Palestine facility located in Palestine, Texas. Total proceeds from the sale were $1.3 million.

   In  addition,   in  1996  the  Company  transferred  to  ILC,  as  a  capital contribution, ownership of three facilities.

   During 1996, the Company opened MSU programs totalling 184 beds (including one MSU programs totalling 28 beds at its managed facilities) and expanding existing programs by 199 beds.


VERTICAL INTEGRATION


   During 1993 the Company began to implement its strategy of expanding the range of related services it offers directly to its patients in order to serve the full spectrum of patient needs following acute hospitalization. As a result, the Company is now able to offer directly to its patients, rather than through third-party providers, home healthcare, rehabilitation (physical, occupational and speech), and mobile x-ray and electrocardiogram and similar services. See "Item 1. Business -- Company Strategy."

   In June 1993, the Company acquired all of the outstanding stock of Patient Care Pharmacy, Inc. ("PCP"), a California corporation engaged in the business of providing pharmacy services to geriatric care facilities and other healthcare providers in Southern California. The Company combined the operations of PCP with CPL's pharmacy operations. The total cost for PCP was $10,400,000 including $9,840,000 representing the issuance of 425,674 shares of the Company's Common Stock. In addition, the Company had agreed to make contingent payments in the shares of the Company's Common Stock following each of the next three years based upon the earnings of PCP. On March 3, 1995, the Company and the PCP stockholders terminated all rights to contingent payments in consideration for a payment of $3.5 million in the form of 92,434 shares of IHS Common Stock. IHS sold this business in July 1996. See "-- Divestitures -- Sale of Pharmacy Division."


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


   In October 1993, the Company acquired, effective as of September 30, 1993, Health Care Systems, Inc., which owns Health Care Consulting, Inc. ("HCC") and RMi, Inc., a Rehabilitation Company ("RMI"), for $1,850,000 in cash and a five-year earnout, up to a maximum of $3,750,000, based upon achievement of pre-tax earnings targets. HCC is a specialty reimbursement and consulting company with expertise in subacute rehabilitation programs. RMI provides direct therapy services, including physical therapy, occupational therapy and speech pathology, to healthcare facilities. RMI also provides management and consulting services in the oversight and training of therapists employed by geriatric care facilities to facilitate higher quality patient care. In July, 1996, the Company issued warrants to purchase 20,000 shares of Common Stock at a purchase price per share of $37.88 to each of Scott Robertson, Gary Kelso and Grantly Payne in exchange for their rights under the five-year earn-out agreement.

   In December 1993, the Company purchased all of the capital stock of Associated Therapists Corporation, d/b/a Achievement Rehab ("Achievement"), a provider of rehabilitation therapy services on a contract basis to various geriatric facilities in Minnesota, Indiana and Florida. The purchase price of $22.5 million consisted of 839,865 shares of the Company's Common Stock (based on the average price of the stock of $26.79), plus a contingent earn-out payment, also payable in shares of Common Stock, based upon increases in Achievement's earnings in 1994, 1995 and 1996 over a base amount. The total cost was applied primarily to intangible assets. The final earn-out amount of approximately $26,439,000 was paid in March 1997 through the issuance of 976,504 shares of IHS Common Stock.

   On July 7, 1994, the Company acquired all the outstanding capital stock of Cooper Holding Corporation ("Cooper"), a Delaware corporation engaged in the business of providing mobile x-ray and electrocardiogram services to long-term care and subacute care facilities in California, Florida, Georgia, Indiana, Nebraska, Ohio, Oklahoma, Texas and Virginia. The purchase price for Cooper was approximately $44.5 million, including $19.9 million representing the issuance of 593,953 shares of the Company's Common Stock and options to acquire 51,613 shares of Common Stock (based on the average closing price of the Common Stock of $30.81 over the 30 day period prior to June 2, 1994, the date on which the Cooper acquisition was publicly announced). In addition, the Company repaid approximately $27.2 million of Cooper's debt.

   On August 8, 1994, the Company acquired substantially all the assets of Pikes Peak Pharmacy, Inc., a company which provides pharmacy services to patients at nine facilities in Colorado Springs, Colorado which have an aggregate of 625 beds, for $646,000. The Company subsequently sold this business as part of the sale of the pharmacy division.

   On September 23, 1994 the Company acquired substantially all of the assets of Pace Therapy, Inc., a company which provides physical, occupational, speech and audiology therapy services to approximately 60 facilities in Southern California and Nevada. The purchase price for Pace was $5.8 million, representing the issuance of 181,822 shares of the Company's Common Stock. In addition, the Company repaid approximately $1.6 million of Pace's debt.

   On October 7, 1994 the Company acquired all of the outstanding stock of Amcare, Inc., an institutional pharmacy serving approximately 135 skilled nursing facilities in California, Minnesota, New Jersey and Pennsylvania. The purchase price for Amcare was $21.0 million, including $10.5 million representing the issuance of 291,101 shares of the Company's Common Stock. The Company subsequently sold this business in the sale of its pharmacy division.

   On October 11, 1994 the Company acquired substantially all of the assets of Pharmaceutical Dose Service of La., Inc., an institutional pharmacy serving 14 facilities. The purchase price for PDS was $4.2 million, including $3.9 million representing the issuance of 122,117 shares of the Company's Common Stock. The Company subsequently sold this business in the sale of its pharmacy division.


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


   On November 18, 1994 the Company acquired substantially all of the assets of Medserv Corporation's Hospital Services Division, which provides respiratory therapy. The purchase price was $21.0 million.

   On December 9, 1994, the Company acquired all rights of Jule Institutional Supply, Inc. under a management agreement with Samaritan Care, Inc. ("Samaritan Care"), an entity which provides hospice services, for a purchase price of $14.0 million, representing the issuance of 375,134 shares of the Company's Common Stock. In addition, the Company acquired the membership interests in Samaritan Care for no additional consideration.

   On December 23, 1994, the Company acquired all of the outstanding stock of Partners Home Health, Inc., a home health infusion company operating in seven states. The purchase price was $12.4 million, representing the issuance of 332,516 shares of the Company's Common Stock.


   Between August 1994 and January 1995, the Company acquired six additional radiology and diagnostic service providers for an aggregate consideration of $3.8 million. These entities provide radiology and diagnostic services in Indiana, Louisiana, North Carolina, Pennsylvania and Texas.


   In January 1995, the Company acquired four ancillary services companies which provide mobile x-ray and electrocardiogram services to long-term care and subacute care facilities. The total purchase price was $3.6 million, including $300,000 representing the issuance of 7,935 shares of the Company's Common Stock. Total goodwill at the date of acquisition was $3.2 million.


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


   In February 1995, the Company purchased the assets of Epsilon Equipment Corporation ("Epsilon"), which provides mobile video fluoroscopy procedures to skilled nursing facilities for the diagnosis of dysphasia for the aspiration of foods and liquids causing pneumonia. The total purchase price was $200,000, plus an earnout based on the future earnings of the business, payable in shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $500,000 and repaid debt of Epsilon of $961,000. The total goodwill at the date of acquisition was $1.9 million.


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


   In April 1995, the Company purchased the assets of Hometown Nurses Registry, which provides home healthcare in Tennessee. The total purchase price was $500,000. In addition, the Company incurred direct costs of acquisition of $150,000. Total goodwill at the date of acquisition was $646,000.


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


   In August 1995, the Company acquired all of the outstanding stock of Senior Life Care Enterprises, Inc. ("SLC"), which provides home health, supplemental staffing, and management services. The total purchase price was $6.0 million representing the issuance of 189,785 shares (the "SLC Shares") of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $700,000. The total goodwill at the date of acquisition was $5.6 million.

   In September 1995, the Company merged with IntegraCare, Inc. ("IntegraCare"), which provides physical, occupational and speech therapy to skilled nursing facilities in Florida and operated seven physician practices, in a transaction that was accounted for as a pooling of interests. Accordingly, the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of IntegraCare. In addition, the Company incurred $1.9 million of costs as a result of the IntegraCare merger. This amount is included as a non-recurring charge in the Company's Statement of Operations for the year ended December 31, 1995.

   In September 1995, the Company purchased Mobile X-Ray Limited Partnership, a provider of electrocardiogram services in Maryland, Virginia, West Virginia, and the District of Columbia. The total purchase price was $1.4 million. The total goodwill at the date of purchase was $1.8 million.

   In September 1995, the Company purchased Southern Nevada Physical Therapy Associates, which provides outpatient physical therapy, for $500,000.

   In November 1995, the Company purchased Chesapeake Health, which provides electrocardiogram services. The total purchase price was $1.1 million. In addition, the Company incurred direct costs of acquisition of $75,000. The total goodwill at the date of acquisition was $1.1 million.

   In December 1995, the Company purchased Miller Portable X-Ray. The total purchase price was $295,000. The total goodwill at the date of purchase was $275,000.

   In January 1996, the Company acquired the assets of two ancillary service companies which provide mobile x-ray services. The total purchase price was $1.3 million. Total goodwill at the date of acquisition was $1.2 million.

   In March 1996, the Company acquired all of the outstanding stock of Rehab Management Systems, Inc., which operates outpatient rehabilitative clinics and inpatient therapy centers. The total purchase price was $10.0 million, including $8.0 million representing the issuance of 385,542 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $2.9 million. Total goodwill at the date of acquisition was $12.8 million.

   In May 1996, the Company acquired all of the assets of Hospice of the Great Lakes, Inc., which provides hospice services in Illinois. The total purchase price was $8.2 million representing the issuance of 304,822 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $1.0 million. Total goodwill at the date of acquisition was $9.1 million.

   In June 1996, the Company acquired the assets of American Medical Services, Inc., which provides mobile diagnostic services. The total purchase price was $45,000. Total goodwill at the date of acquisition was $42,000.

   In July 1996, the Company sold its pharmacy division. See "-- Divestitures -- Sale of Pharmacy Division."

   In August 1996, the Company acquired all of the outstanding stock of J.R. Rehab Associates, Inc., which provides rehab therapy services to nursing homes, hospitals and other healthcare providers. The total purchase price was $2.1 million. In addition, the Company incurred direct costs of acquisition of $200,000. Total goodwill at the date of acquisition was $3.1 million.

   In August 1996, the Company acquired the assets of Colorado Portable X-ray, Inc., which provides mobile diagnostic services. The total purchase price was $422,000. Total goodwill at the date of acquisition was $372,000.

   In August 1996, the Company acquired the assets of ExtendiCare of Tennessee, Inc., which provides home healthcare services. The total purchase price was $3.4 million. In addition, the Company incurred direct costs of acquisition of $200,000. Total goodwill at the date of acquisition was $1.9 million.

   In August 1996, the Company acquired the assets of Edgewater Home Infusion Services, Inc., which provides home infusion services. The total purchase price was $8.0 million. In addition, the Company incurred direct costs of acquisition of $300,000. Total goodwill at the date of acquisition was $7.7 million.

   In  September  1996,  the  Company  acquired  the  assets of  Century  Health
Services, Inc., which provides home healthcare services. The total purchase price was $2.4 million. In addition, the Company repaid approximately $1.6 million of Century's debt. In addition, the Company incurred direct costs of acquisition of $200,000. Total goodwill at the date of acquisition was $12.1 million.

   In September 1996, the Company acquired all of the outstanding stock of Signature Home Care, Inc., which provides home healthcare and management services. The total purchase price was $9.2 million, including $4.7 million representing the issuance of 196,374 shares of the Company's Common Stock. In addition, the Company repaid approximately $1.9 million of Signature's debt. In addition, the Company incurred direct costs of acquisition of $2.5 million. Total goodwill at the date of acquisition was $21.1 million.

   In October 1996, the Company acquired, through merger, First American Health Care of Georgia, Inc., which provides home healthcare services. The total purchase price was $154.1 million in cash plus contingent payments of up to $155 million. In addition, the Company incurred direct costs of acquisition of $22.0 million. Total goodwill at the date of acquisition was $227.4 million. See "-- First American Acquisition."

   In October 1996, the Company acquired the assets of Laboratory Corporation of America, which provides mobile x-ray services in Ohio. The total purchase price was $75,000. Total goodwill at the date of acquisition was $55,000.

   In November 1996, the Company acquired the assets of Mediq Mobile X-ray Services, Inc., which provides mobile diagnostic services. The total purchase price was $10.1 million, including $5.2 million representing the issuance of 203,721 shares of the Company's Common Stock. In addition, the Company incurred direct costs of acquisition of $5.5 million. Total goodwill at the date of acquisition was $15.6 million.

   In November 1996, the Company acquired the assets of Total Rehab Services, LLC and Total Rehab Services 02, LLC, which provide contract rehabilitative and respiratory services. The total purchase price was $8.0 million, including $2.7 million representing the issuance of 106,559 shares of the Company's Common Stock. In addition, the Company repaid approximately $3.9 million of Total Rehab's debt. In addition, the Company incurred direct costs of acquisition of $1.3 million. Total goodwill at the date of acquisition was $12.0 million.

   In November 1996, the Company acquired all of the outstanding stock of Lifeway, Inc., which provides physician and disease management services. The total purchase price was $900,000 representing the issuance of 38,502 shares of the Company's Common Stock. IHS also issued 48,129 shares of Common Stock to Robert Elkins, Chairman and Chief Executive Officer of the Company, in payment of outstanding loans of $1.1 million from Mr. Elkins to LifeWay. In addition, the Company incurred direct costs of acquisition of $275,000.

   In December 1996, the Company acquired the assets of Redi-Ray, Inc., which provides mobile x-ray services. The total purchase price was $450,000. Total goodwill at the date of acquisition was $400,000.

   In January 1997, the Company acquired all of the outstanding stock of In-Home Healthcare, Inc., which provides home healthcare services. The total purchase price was $3.2 million. In addition, the Company incurred direct costs of acquisition of $250,000. Total goodwill at the date of acquisition was $3.9 million.

   In February 1997, the Company acquired the assets of Portable X-Ray Labs, Inc., which provides mobile x-ray services. The total purchase price was $4.9 million. Total goodwill at the date of acquisition was $5.7 million.

   In February 1997, the Company acquired the assets of Professional Health Services, Inc., which provides mobile x-ray services. The total purchase price was $350,000. Total goodwill at the date of acquisition was $321,000.

   In March 1997, the Company acquired the assets of Doctor's Home Health Agency, Inc., which provides home healthcare in Florida. Total purchase price was $350,000.

   In addition, IHS has reached agreements in principle to acquire a contract rehab company in Florida for approximately $1.4 million, mobile x-ray company in North Carolina for approximately $225,000 and a contract rehab company in the midwest for approximately $23.1 million. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms or at all. IHS has also reached an agreement in principle to manage a home health company in Tennessee, although there can be no assurance a management agreement will be entered into.

FIRST AMERICAN ACQUISITION

   On October 17, 1996, IHS acquired through merger First American Health Care of Georgia, Inc., a provider of home health services in 21 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. IHS believes the acquisition of First American is an important component in the implementation of its post-acute care network.

   The  purchase  price for  First  American  was  $154.1  million  in cash plus contingent payments of up to $155 million. The contingent payments will be payable if (i) legislation is enacted that changes the Medicare reimbursement methodology for home health services to a prospectively determined rate methodology, in whole or in part, or (ii) in respect of any year the percentage increase in the seasonally unadjusted Consumer Price Index for all Urban Consumers for the Medical Care expenditure category (the "Medical CPI") is less than 8% or, even if the Medical CPI is greater than 8% in such year, in any subsequent year prior to 2004 the percentage increase in the Medical CPI is less than 8%. If payable, the contingent payments will be paid as follows: $10 million for 1999, which must be paid on or before February 14, 2000; $40 million for 2000, which must be paid on or before February 14, 2001; $51 million for 2001, which must be paid on or before February 14, 2002; $39 million for 2002, which must be paid on or before February 14, 2003; and $15 million for
2003, which must be paid on or before February 14, 2004. IHS borrowed the cash purchase price paid at the closing under its revolving credit facility. $115 million of the $154.1 million paid at closing was paid to HCFA, the Department of Justice and the United States Attorney for the Southern District of Georgia in settlement of claims by the United States government seeking repayment from First American of certain overpayments and unallowable reimbursements under Medicare (the "HCFA Claims"). The total settlement with the United States government was $255 million; the remaining $140 million will be paid from the contingent payments to the extent such payments become due. Substantially all of First American's revenues are derived from Medicare. The following table summarizes certain selected financial and operating data of First American for the three years ended December 31, 1995 and the nine months ended September 30, 1995 and 1996. The selected historical financial information of First American has been derived from, the historical consolidated financial statements of First American. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results achieved for the full fiscal year.


                                                                       NINE MONTHS
                                                                          ENDED
                                   YEAR ENDED DECEMBER 31,            SEPTEMBER 30,
                             ----------------------------------- -----------------------
                                 1993        1994        1995        1995        1996
                             ----------- ----------- ----------- ----------- -----------
                                                  ($ IN THOUSANDS)
Total revenues(1)..........  $  340,897  $  452,163  $  563,747  $  439,873  $  370,654
Total expenses.............     356,387     496,647     673,658     515,332     402,106
Loss from operations.......     (15,490)    (44,484)   (109,911)    (75,459)    (31,452)
Net loss...................     (15,557)    (55,314)   (110,376)    (75,776)    (36,189)

Visits to patient homes ...   5,036,000   7,433,203   9,024,271   6,966,451   5,731,026
Number of States...........          17          22          23          21          21
Number of service
locations..................         288         379         456         426         410
Number of employees
(est.).....................       9,000      12,000      16,000      15,000      13,700

----------

(1) As a result of the settlement of the HCFA Claims, First American recorded reductions to patient service revenues of $8.7 million for all periods preceding December 31, 1992, $11.4 million, $29.3 million and $54.6 million for the years ended December 31, 1993, 1994 and 1995, respectively, and $41.0 million for the nine months ended September 30, 1995. There was a reduction in revenue from the settlement of the HCFA Claims of $10.4 million for the nine months ended September 30, 1996.

PROPOSED CORAM ACQUISITION

   On October 19, 1996, IHS and Coram entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly-owned subsidiary of IHS into Coram, with Coram becoming a wholly-owned subsidiary of IHS. On March 30, 1997, IHS and Coram agreed to amend the terms of the merger agreement, effective the close of business on Friday April 4, 1997, unless either party terminates the amendment prior to its effectiveness. Under the amended agreement, the exchange ratio will be reduced to 0.15 shares of IHS Common Stock for each share of Coram common stock from the original exchange ratio of 0.2111 shares of IHS Common Stock for each share of Coram common stock. Based on the closing price of the IHS Common Stock on the last business day prior to execution of the amendment agreement, IHS is paying $4.35 per share of Coram Common Stock. IHS expects to issue approximately 7.11 million shares in the merger, and to reserve approximately 2.35 million shares for issuance upon exercise of outstanding Coram options and warrants. IHS expects to assume approximately $375 million of Coram's indebtedness in connection with the transaction. The amendment is subject to approval by both Boards of Directors, and may be terminated by either party for any reason before the close of business on Friday April 4, 1997.

   The Merger is intended to qualify as a tax free reorganization, as permitted by the Internal Revenue Code of 1986, as amended (the "Code"), and a "pooling of interests" for accounting and financial reporting purposes. The amendment eliminates most of the original closing conditions from the merger agreement. If the amendment becomes effective, IHS will be obligated to pay Coram a $25 million break-up fee if the Merger is not consummated by May 31, 1997, which date may be extended by either party by up to 60 days, or, subject to certain limited conditions, if IHS otherwise terminates the merger agreement. The Merger is subject to approval by the stockholders of IHS and Coram.

   Coram is a leading provider of alternate site (outside the hospital) infusion therapy and related services in the United States, operating approximately 110 branches located in 43 states. Infusion therapy involves the intravenous administration of anti-infective, chemotherapy, pain management, nutrition and other therapies. Other services offered by Coram include lithotripsy, mail-order pharmacy, pharmacy benefit management and other non-intravenous products and services.

   Coram was formed on July 8, 1994 as a result of a merger (the "Four-Way Merger") by and among T(2) Medical, Inc., Curaflex Health Services, Inc., Medisys, Inc. and HealthInfusion, Inc., each of which was a publicly-held national or regional provider of home infusion therapy and related services. Each of these other companies became and is now a wholly-owned subsidiary of Coram. This transaction was accounted for as a pooling of interests.

   Coram has made a number of acquisitions since operations commenced, the most significant of which was the acquisition of substantially all of the assets and the assumption of certain specified liabilities of the alternate site infusion business and certain related businesses (the "Caremark Business") from Caremark effective April 1, 1995. Coram further broadened its geographic coverage by acquiring H.M.S.S., Inc, a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. As a result of such mergers, Coram became the largest provider of alternate site infusion therapy services in the United States based on breadth of service and total revenues.

DIVESTITURES

   On July 11, 1991, the Company sold its audiology business to Hearing Health Services, Inc., a newly-formed affiliate of privately-held Foster Management Company. The sale involved all customer lists, license agreements, store leases, property and equipment, accounts receivable and merchandise inventory. The Audiology Division's products and services, which were offered at 34 retail outlets (of which 12 were located in speech pathologist/professional/doctor offices) in Florida and Illinois, included hearing aids, protective and assistive listening devices, and hearing, testing and aural rehabilitation services. The Company received $5 million for substantially all the assets of the Audiology Division as follows: $1 million in cash and a combination of common and preferred stock valued by independent financial advisors at $4 million. The common stock was repurchased for $2.6 million plus interest in July 1996 and the preferred stock is convertible under certain conditions and has a liquidation preference of $2 million. Approximately $450,000 of the cash proceeds were paid to NovaCare, Inc., an affiliate of Foster Management Company, representing amounts owed by IHS to NovaCare, Inc. for services rendered. The Company determined to discontinue the audiology business in June 1990 because it could not be integrated effectively into its primary business. A substantial portion of the audiology business had been acquired from Dr. Thomas F. Frist, Jr., who was a director of the Company until June 1993.

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

   In developing its post-acute  healthcare system,  IHS continuously  evaluates whether owning and operating businesses which provide certain ancillary services, or contracting with third parties for such services, is more cost-effective. As a result, the Company is continuously evaluating its existing operations to determine whether to retain or divest operations. To date, IHS has divested its pharmacy division and a majority interest in its assisted living division, and may divest additional divisions or assets in the future.

   Sale of Pharmacy Division. In July 1996, IHS sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150 million, consisting of cash of $125 million and shares of Capstone common stock having a value of $25 million. In connection with the sale of the pharmacy division,  IHS  agreed  that  prior  to  July  2001  neither  it nor  any of its subsidiaries would be involved, directly or indirectly, in the operation, management or conduct of any business that provides institutional pharmacy dispensing or consulting services to long-term care facilities (including skilled nursing facilities) located within a 150 mile radius of any IHS long-term care facility or any pharmacy sold to, or operated by, Capstone, except in certain limited circumstances. The Company's pharmacy division operated institutional pharmacies in eight states providing service to over 40,000 beds within 379 facilities. Approximately 17% of the beds are currently owned, leased or managed by IHS. IHS' revenues for the years ended December 31, 1995 and 1996 included revenue generated by the pharmacy division of approximately $91.0 million (of which $17.5 million was revenue from services to IHS facilities) and approximately $63.6 million (of which $11.3 million was revenue from services to IHS facilities), respectively. The Company's earnings
(loss) before income taxes for the years ended December 31, 1995 and 1996 included earnings (loss) before income taxes generated by the pharmacy division of approximately $6.6 million and $6.4 million, respectively. IHS has determined that its ownership of pharmacy operations is not critical to the development and implementation of its post-acute care network strategy.

   Sale of Assisted Living Services Division. On October 9, 1996, Integrated Living Communities, Inc. ("ILC"), at the time a wholly-owned subsidiary of IHS which provides assisted living and related services to the private pay elderly market, completed an initial public offering of ILC common stock. IHS sold 1,400,000 shares of ILC common stock in the offering, for which it received aggregate net proceeds of approximately $10.4 million. In addition, ILC used approximately $7.4 million of the proceeds from the offering to repay outstanding indebtedness to IHS. Following the offering, IHS continues to own 2,497,900 shares of ILC common stock, representing 37.3% of the outstanding ILC common stock. Following the ILC Offering IHS loaned $3.4 million to ILC.

   ILC currently operates 23 residential-style assisted-living communities, which comprise a combination of housing, personalized support services and healthcare in a non-institutional setting designed to respond to the individual needs of the elderly who need assistance with certain activities of daily living but who do not require the level of healthcare provided in a skilled nursing facility. ILC's facilities (11 owned, eight leased and four managed) have approximately 2,460 beds in ten states. In addition, ILC is currently developing 29 new assisted living facilities (having approximately 2,200 beds), of which 20 (having approximately 1,500 beds) are expected to open during 1997. IHS' revenues for the years ended December 31, 1995 and 1996 include revenue generated by ILC of approximately $16.3 million and $17.1 million, respectively. The Company's earnings (loss) before income taxes for the years ended December 31, 1995 and 1996 include earnings (loss) before income taxes generated by ILC of approximately $(4.0) million and $1.7 million, respectively. Because of its rapid growth strategy, ILC expects to incur losses at least through the first quarter of 1998. As a result of IHS' approximately 37% equity investment in ILC, IHS will recognize approximately 37% of ILC's income or loss from operations. IHS has determined that the direct operation of assisted-living communities is not required for its post-acute care network strategy.

RESULTS OF OPERATIONS

   The following table sets forth for the fiscal periods indicated the percentage of net revenues represented by certain items reflected in the Company's statement of operations and the percentage change in such items from the prior corresponding fiscal periods.


                                                              PERCENTAGE OF NET         PERIOD TO PERIOD
                                                                   REVENUES           INCREASE (DECREASE)
                                                          ------------------------- -----------------------
                                                                                        YEAR        YEAR
                                                                                       ENDED       ENDED
                                                                                      DECEMBER    DECEMBER
                                                          YEARS ENDED DECEMBER 31,    31, 1995    31, 1996
                                                          -------------------------   COMPARED    COMPARED
                                                            1994     1995    1996     TO 1994     TO 1995
                                                          -------- ------- -------- ----------- -----------
Net revenues:
 Basic medical services ................................   37.9%    31.3%   27.2%     36.6%       5.8%
 Specialty medical services ............................   56.8     65.4    69.6      90.5       29.7
 Management services and other .........................    5.3      3.3     3.2       5.0       15.0
                                                          -------- ------- -------- ----------- -----------
  Total Revenues .......................................  100.0    100.0   100.0      65.6       21.7
                                                          -------- ------- -------- ----------- -----------
Costs and Expenses:
 Operating expenses ....................................   74.2     75.4    76.2      68.2       23.1
 Corporate administrative and general ..................    5.2      4.8     4.3      51.2        8.9
 Depreciation and amortization .........................    3.7      3.4     2.9      51.6        4.3
 Rent ..................................................    5.9      5.6     5.4      56.9       17.6
 Interest, net .........................................    2.9      3.3     4.5      89.2       64.5
 Loss from impairment of long-lived assets..............     --      7.0      --         *          *
 Other non-recurring charges (income)...................     --      4.2    (1.0)        *          *
                                                          -------- ------- -------- ----------- -----------
  Earnings (loss) before equity in earnings of
   affiliates, income taxes and extraordinary items ....    8.1     (3.7)    7.7    (175.6)     353.2
Equity in earnings of affiliates .......................    0.2      0.1     0.1      22.7      (42.6)
                                                          -------- ------- -------- ----------- -----------
  Earnings (loss) before income taxes and extraordinary
   items ...............................................    8.3     (3.6)    7.8    (171.7)     363.8
Federal and state income taxes .........................    3.1     (1.4)    4.5    (173.6)     491.6
                                                          -------- ------- -------- ----------- -----------
  Earnings (loss) before extraordinary items ...........    5.2     (2.2)    3.3    (170.5)     283.8
Extraordinary items ....................................    0.6      0.1     0.1     (76.3)      41.3
                                                          -------- ------- -------- ----------- -----------
  Net earnings (loss) ..................................    4.6     (2.3)    3.2    (182.9)     271.6
                                                          ======== ======= ======== =========== ===========

   * Not meaningful.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   Net revenues for the year ended December 31, 1996 increased $255.81 million or 21.7% to $1,434.70 million from the comparable period in 1995. Such increase was attributable to (1) growth in revenues from facilities and ancillary companies in operation in both periods and facilities and ancillary companies acquired during 1995, as well as the conversion of MSU beds at existing facilities of $78.17 million, (2) the addition of new facilities acquired or leased and ancillary service businesses acquired in 1996 which increased revenue by $171.69 million, and (3) increased management services and other revenue of $5.95 million. The increase in revenues was partially offset by the sale of the pharmacy division in July 1996, which generated revenues of $91.0 million in 1995 and $63.6 million in 1996. In addition, net revenues include revenues for ILC of $16.3 million, and $17.1 million in 1995 and 1996 (through October 9,
1996). Basic medical services revenue increased $21.20 million, or 5.8%, from $368.57 million in 1995 to $389.77 million in 1996. Of the $21.20 million increase, $12.20 million, or 57.5%, was attributable to the addition of 391 leased and 110 owned beds in 1996. The remainder of the increase was due to the addition of facilities during 1995, partially offset by the conversion of existing basic medical services beds to MSU beds. Specialty medical services revenue increased from $770.55 million to $999.21 million. Of the $228.66 million increase, $158.87 million, or 69.5%, was attributable to revenue from acquisitions subsequent to December 31, 1995. The remainder of the increase is due to increased revenue at facilities in operation in both periods, facilities and ancillary companies acquired during 1995, and the conversion of basic medical services beds to MSU beds in 1996 partially offset by the sale of the pharmacy division and a majority interest in ILC. Management services and other revenues increased from $39.77 million to $45.71 million. The increase was due to the addition of four management contracts in 1996, 43 management contracts during 1995 and improved operating results at facilities managed in both periods, partially offset by the termination in December 1995 of an agreement to manage 23 facilities.

   Total expenses for the period increased from $1,222.59 million to $1,324.04 million, an increase of 8.3%. This increase was due to the acquisition of facilities and ancillary companies subsequent to December 31, 1995, partially offset by the sale of the pharmacy division and a majority interest in ILC. Salaries, wages and benefits paid to personnel increased $144.37 million, or 26.3%, from the year ended December 31, 1995. Of the $144.37 million increase, approximately $86.50 million was attributable to facilities and ancillary companies acquired subsequent to December 31, 1995. The remaining increase resulted from salary increases for existing employees, increases in salaries due to facilities and ancillary companies acquired during 1995, as well as additional personnel needed due to increased census and the increased medical acuity level of the Company's patients. Other operating expenses, which include physician fees and fees paid to independent contractors providing rehabilitative therapy, utilities, food supplies and facility maintenance, increased $61.03 million, or 18.0%, in 1996 as compared to 1995. Of this increase, approximately $58.79 million was attributable to the aforementioned facilities and ancillary companies acquired in 1996.

   Corporate administrative and general expenses for the year ended December 31, 1996 increased by $4.96 million, or 8.9%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, finance, accounting and other personnel to support the growth of owned, leased and managed facilities and related services businesses. Depreciation and amortization increased to $41.68 million during the year ended December 31, 1996, a 4.3% increase as compared to $39.96 million in the comparable period of 1995. Of the $1.72 million increase, $4.01 million was attributable to depreciation and amortization at facilities and ancillary businesses acquired in 1996. The remaining increase was primarily due to the amortization and depreciation related to increased routine and capital expenditures at existing facilities, increased debt issue costs and increases in depreciation and amortization of facilities and ancillary companies acquired during 1995, partially offset by a change in accounting method in 1996 from deferring and amortizing pre-opening costs to expensing them when incurred. Rent expense increased by $11.66 million, or 17.6%, over the comparable period in 1995, primarily as a result of increased rental equipment at ancillary companies acquired during 1996, two leaseholds acquired in 1996 and increases in contingent rentals based on gross revenues. Net interest expense increased $25.13 million during the year ended December 31, 1996 to $64.11 million. The increase was primarily the result of the full year effect of the 9 5/8% Senior Subordinated Notes due 2002 issued in May 1995, the 10 1/4% Senior Subordinated Notes due 2006 issued in May 1996, and increased borrowings under the Company's $700 million revolving credit facility which closed in May 1996.

   In the fourth quarter of 1995, the Company, as well as industry analysts, concluded that Medicare and Medicaid reform was imminent. Both the House and Senate balanced budget proposals proposed a reduction in future growth in Medicare and Medicaid spending from 10% a year to approximately 4-6% a year. While Medicare and Medicaid reform had been discussed prior to the fourth quarter, the Company came to believe that a future reduction in the growth of Medicare and Medicaid spending was virtually a certainty. Such reforms include, in the near term, a continued freeze in the Medicare routine costs limit ("RCL"), followed by reduced increases in later years, more stringent documentation requirements for Medicare RCL exception requests, reductions in the growth in Medicaid reimbursement in most states, as well as salary equivalency in rehabilitative services, and, in the longer term (2-3 years), a switch to a prospective payment system for home care and nursing homes, and repeal of the "Boren Amendment", which requires that states pay hospitals "reasonable and adequate" rates. The Company estimated the effect of the aforementioned reforms on each nursing and subacute facility, as well as on its rehabilitative services, respiratory therapy, home care, mobile diagnostic and pharmacy divisions by reducing (or in some cases increasing) the future revenues and expense growth rates for the impact of each of the aforementioned factors. Accordingly, these events and circumstances triggered the early adoption of Statement of Financial Accounting Standards ("SFAS") No. 121 in the fourth quarter of 1995. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used.

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

   After determining the facilities identified for an impairment charge the Company determined the estimated the fair value of such facilities. Also, the Company obtained valuation estimates prepared by independent appraisers or had received offers from potential buyers on six of the facilities eligible for impairment, comprising 72.4% of the total charge. Such valuation estimates were obtained to corroborate the Company's estimate of value. The excess carrying value of goodwill, buildings and improvements, leasehold improvements and equipment above the fair value was $83.32 million (of which $1.53 million represented goodwill and $81.79 million represented property and equipment) and is included in the statement of operations for 1995 as loss on impairment of long-lived assets.

   In 1996, IHS had non-recurring income of $14.46 million, consisting primarily of a gain of $34.30 million from the sale of the pharmacy division, partially offset by a loss of $8.50 million from its sale of shares of ILC, a $7.82 million loss related to the termination of a management contract and a $3.52 million, non-recurring charge resulting from the closure of certain redundant home health agencies. During the fourth quarter of 1995, the Company terminated a 10 year contract entered into in January 1994 to manage 23 long-term care and psychiatric facilities in California owned by Crestwood Hospital. The terms of the contract required the payment of a management fee to IHS and a preferred return to the Crestwood owners. IHS terminated the management contract with Crestwood Hospital due primarily to changes in California Medicaid rates which no longer provided sufficient cash flow at the facilities to support both IHS' management fee and the preferred return to the owners. As a result, the Company incurred a loss of $21.92 million. Such loss consists of the write-off of $8.50 million of management fees, $11.10 million of loans made to Crestwood Hospital and the owners of Crestwood, as well as the interest thereon, and $2.32 million of contract acquisition costs. During the third quarter of 1995, the Company merged with IntegraCare, Inc. in a transaction accounted for as a pooling of interests. In connection with this transaction, the Company incurred merger costs of $1.94 million for accounting, legal and other costs. In addition, in the fourth quarter of 1995 IHS changed its accounting estimate regarding the future benefit of deferred pre-opening costs. This change was made in recognition of the change in the estimated future benefit of such costs resulting from the effect of the aforementioned Medicare and Medicaid reforms. As a result, the company wrote-off $25.78 million of deferred pre-opening costs. See "-- Acquisition and Divestiture History."

   Equity in earnings of affiliates decreased by 42.6% to $828,000 from $1.44 million in the comparable period of 1995. Equity in earnings of affiliates include for 1996 IHS' 37.3% interest in the earnings (loss) of ILC from October 9, 1996, the closing date of ILC's initial public offering, which resulted in ILC no longer being a wholly owned subsidiary of IHS.

   Earnings before income taxes and extraordinary item increased by 363.8% to $111.48 million for the year ended December 31, 1996, as compared to a loss of $42.26 million for the comparable period in 1995. The increase was primarily due to certain non-cash charges and income discussed previously as well as significant acquisitions during 1996. The provision for state and federal income taxes increased from a benefit of $16.27 million in 1995 to an expense of $63.72 million in 1996. Net earnings and fully diluted earnings per share for 1996 were $46.33 million and $1.78 per share, respectively, compared to net loss and fully diluted loss per share for 1995 of $27.00 million and $1.26 per share. During the year ended December 31, 1996, the Company incurred a $1.43 million (net of tax benefit) or 4 cents a share (fully-diluted) extraordinary loss on the extinguishment of debt, as compared to $1.01 million or 5 cents a share (fully-diluted) in 1995. Weighted average shares increased from 21,463,464 (fully-diluted) in 1995 to 31,652,620 (fully-diluted) in 1996. The weighted average shares increased because the impact of the convertible debentures and options outstanding were not included in weighted average shares because they were anti-dilutive in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

   Net revenues for the year ended December 31, 1995 increased $466.79 million or 65.6% to $1,178.89 million from the comparable period in 1994. Such increase was attributable to (1) growth in revenues from facilities and ancillary companies in operation in both periods and facilities and ancillary companies acquired during 1994, as well as the conversion of MSU beds at existing facilities of $410.50 million, (2) the addition of new facilities acquired or leased and ancillary service business acquired in 1995 which increased revenue by $54.41 million, and (3) increased management services and other revenue of $1.88 million. Basic medical services revenue increased $98.75 million, or 36.6%, from $269.82 million in 1994 to $368.57 million in 1995. Of the $98.75 million increase, $7.67 million, or 7.8%, was attributable to the addition of 433 leased and 442 owned beds in 1995. The remainder of the increase was due to the addition of facilities during 1994, partially offset by the conversion of existing basic medical services beds to MSU beds. Specialty medical services revenue increased from $404.40 million to $770.55 million. Of the $366.15 million increase, $46.44 million, or 12.7%, was attributable to revenue from acquisitions subsequent to December 31, 1994. The remainder of the increase is due to increased revenue at facilities in operation in both periods, facilities and ancillary companies acquired during 1994, and the conversion of basic medical services beds to MSU beds in 1995. Management services and other revenues increased from $37.88 million to $39.77 million. The increase was due to the addition of 43 management contracts and improved operating results at facilities managed in both periods partially offset by (1) the purchase of facilities that were previously managed, (2) the reduction in the Trizec consulting fee from $4 million to $3 million, (3) the cancellation of 29 management contracts (including 23 from Crestwood) during 1995.

   Total expenses for the period increased from $654.30 million to $1,222.59 million, an increase of 86.9%. Of the $568.29 million increase, $360.42 million, or 63.4%, was due to an increase in operating expenses. Salaries, wages and benefits paid to personnel increased $216.95 million, or 65.2%, from the year ended December 31, 1994. Of the $216.95 million increase, $34.39 million was attributable to facilities and ancillary companies acquired subsequent to December 31, 1994. The remaining increase resulted from salary increases for existing employees, increases in salaries due to facilities and ancillary companies acquired during 1994, as well as additional personnel needed due to increased census and the increased medical acuity level of the Company's patients. Other operating expenses, which include physician fees and fees paid to independent contractors providing rehabilitative therapy, utilities, food supplies and facility maintenance, increased $143.47 million, or 73.5%, as compared to December 31, 1994. Of this increase, $12.67 million was attributable to the aforementioned facilities and ancillary companies acquired in 1995.

   Corporate administrative and general expenses for the year ended December 31, 1995 increased by $18.98 million, or 51.2%, over the comparable period in 1994. This increase primarily represents additional operations, information systems, finance, accounting and other personnel to support the growth of owned, leased, and managed facilities and related services businesses. Depreciation and amortization increased to $39.96 million during the year ended December 31, 1995, a 51.6% increase as compared to $26.37 million in the comparable period of 1994. Of the $13.59 million increase, $852,000 was attributable to depreciation and amortization at facilities and ancillary businesses acquired in 1995. The remaining increase was primarily due to the amortization and depreciation related to increased routine and capital expenditures at existing facilities, increased amortization of deferred pre-opening costs for newly opened MSUs, increased debt issue costs and increases in depreciation and amortization of facilities and ancillary companies acquired during 1994. Rent expense increased by $23.97 million, or 56.9%, over the comparable period in 1994, primarily the result of the full year effect of fifty leaseholds acquired in 1994, the acquisition of three leaseholds acquired in 1995, and increases in contingent rentals based on gross revenues, partially offset by the purchase of two geriatric care facilities previously leased by the Company. Net interest expense increased $18.38 million during the year ended December 31, 1995 to $38.98 million. The increase was primarily the result of the full year effect of 10 3/4 % Senior Subordinated Notes due 2004 issued in July 1994, the 9 5/8 % Senior Subordinated Notes due 2002 issued in May 1995, and increased borrowings under the Company's $500 million credit and term loan facility which closed in May 1995.

   In the fourth quarter of 1995, the Company, as well as industry analysts, concluded that Medicare and Medicaid reform was imminent. Both the House and Senate balanced budget proposals proposed a reduction in future growth in Medicare and Medicaid spending from 10% a year to approximately 4-6%
a year. While Medicare and Medicaid reform had been discussed prior to the fourth quarter, the Company came to believe that a future reduction in the growth of Medicare and Medicaid spending was virtually a certainty. Such reforms include, in the near term, a continued freeze in the Medicare RCL, followed by reduced increases in later years, more stringent documentation requirements for Medicare RCL exception requests, reductions in the growth in Medicaid reimbursement in most states, as well as salary equivalency in rehabilitative services, and, in the longer term (2-3 years), a switch to a prospective payment system for home care and nursing homes, and repeal of the "Boren Amendment", which requires that states pay hospitals "reasonable and adequate" rates. The Company estimated the effect of the aforementioned reforms on each nursing and subacute facility, as well as on its rehabilitative services, respiratory therapy, home care, mobile diagnostic and pharmacy divisions by reducing (or in some cases increasing) the future revenues and expense growth rates for the impact of each of the aforementioned factors. Accordingly, these events and circumstances triggered the early adoption of Statement of Financial Accounting Standards No. 121 in the fourth quarter of 1995. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used.

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

   After determining the facilities identified for an impairment charge the Company determined the estimated the fair value of such facilities. Also, the Company obtained valuation estimates prepared by independent appraisers or had received offers from potential buyers on six of the facilities eligible for impairment, comprising 72.4% of the total charge. Such valuation estimates were obtained to corroborate the Company's estimate of value. The excess carrying value of goodwill, buildings and improvements, leasehold improvements and equipment above the fair value was $83.32 million (of which $1.53 million represents goodwill and $81.79 million represents property and equipment) and is included in the statement of operations for 1995 as loss on impairment of long-lived assets.

   During the fourth quarter of 1995, the Company terminated the Crestwood management contract, a 10 year contract entered into in January 1994 to manage 23 long-term care and psychiatric facilities in California owned by Crestwood Hospital. The terms of the contract required the payment of a management fee to IHS and a preferred return to the Crestwood owners. IHS terminated the management contract with Crestwood Hospital due primarily to changes in California Medicaid rates which no longer provided sufficient cash flow at the facilities to support both IHS' management fee and the preferred return to the owners. As a result, the Company incurred a loss of $21.92 million. Such loss consists of the write-off of $8.50 million of management fees, $11.10 million of loans made to Crestwood Hospital and the owners of Crestwood, as well as the interest thereon, and $2.32 million of contract acquisition costs. During the third quarter of 1995, the Company merged with IntegraCare, Inc. in a transaction accounted for as a pooling of interests. In connection with this transaction, the Company incurred merger costs of $1.94 million for accounting, legal and other costs. In addition, in the fourth quarter of 1995 IHS changed its accounting estimate regarding the future benefit of deferred pre-opening costs. This change was made in recognition of the change in estimated future benefit or such costs resulting from the effects of the aforementioned Medicare and Medicaid reforms. As a result, the Company wrote-off $25.78 million of deferred pre-opening costs. These costs are included as an other non-recurring charge on the statement of operations and are included as a component of income from continuing operations.


   Equity in earnings of affiliates increased by 22.7% to $1.44 million from $1.18 million in the comparable period of 1994.

   Earnings before income taxes and extraordinary item decreased by 171.7% to a loss of $42.26 million for the year ended December 31, 1995, as compared to income of $58.98 million for the comparable period in 1994. The decrease was primarily due to certain non-cash charges discussed above. The provision for state and federal income taxes decreased from expense of $22.12 million in 1994 to a benefit of $16.27 million in 1995. Net loss and fully diluted loss per share for 1995 were $27.00 million and $1.26 per share respectively, compared to net earnings and fully diluted earnings per share for 1994 of $32.59 million and $1.57 per share. During the year ended December 31, 1995, the Company incurred a $1.01 million (net of tax benefit) or 5 cents a share extraordinary loss on the extinguishment of debt, as compared to $4.27 million or 16 cents a share (fully-diluted) in 1994. Weighted average shares decreased from 27,154,153 (fully-diluted) in 1994 to 21,463,464 in 1995. The weighted average shares decreased because the impact of the convertible debentures and options outstanding are not included in weighted average shares because they are anti-dilutive in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1996, the Company had net working capital of $57.55 million, as compared with $136.32 million at December 31, 1995. There are no material capital commitments for capital expenditures as of the date of this filing.
Patient accounts receivable and third-party payor settlements receivable increased $96.60 million to $326.88 million at December 31, 1996, as compared to $230.28 million at December 31, 1995. Of the $96.60 million increase, $91.84 million related primarily to acquisitions of new facilities and related service businesses in 1996, the $22.75 million related to activities in operation during both years, partially offset by $18.0 million of patient accounts receivable and third party payor settlements receivable in 1995 from facilities and related service businesses sold subsequent to December 31, 1995. The growth in receivables was consistent with the growth in revenues of such activities in 1996. Gross patient accounts receivable were $340.8 million at December 31, 1996 as compared with $226.82 million at December 31, 1995. Third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) were $42.59 million at December 31, 1996 as compared to $33.03 million at December 31, 1995. Approximately $15.6 million, or 36.7%, of the third-party payor settlements receivable at December 31, 1996 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare, as compared to approximately $7.6 million, or 23.0%, at December 31, 1995. The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining waivers of these cost limitations. The Company has submitted waiver requests for 225 cost reports, covering all cost report periods through December 31, 1995. To date, final action has been taken by the Health Care Financing Administration ("HFCA") on 221 waiver requests covering cost report periods through December 31, 1995. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

   All remaining balance sheet increases were due to acquisitions and normal growth in operations in both years which was consistent with the growth in revenues of such operations in 1996.

   On May 29, 1996, IHS issued $150 million aggregate principal amount of its 10 1/4% Senior Subordinated Notes due 2006 (the "10 1/4% Senior Notes"). Interest on the 10 1/4% Senior Notes is payable semi-annually on April 30 and October 30. The 10 1/4% Senior Notes are redeemable for cash at any time after April 30, 2001, at IHS' option, in whole or in part, initially at a redemption price equal to 105.125% of the principal amount, declining to 100% of the principal amount on April 30, 2004, plus accrued interest thereon to the date fixed for redemption. In the event of a change in control of IHS (as defined in the indenture under which the 10 1/4% Senior Notes were issued), each holder of 10 1/4% Senior Notes may require IHS to repurchase such holder's 10 1/4% Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The indenture under which the 10 1/4% Senior Notes were issued contains certain covenants, including, but not limited to, covenants with respect to the following matters: (i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt; (iii) limitations on liens; (iv) limitations on the issuance of preferred stock by IHS' subsidiaries; (v) limitations on transactions with affiliates;
(vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person; and (ix) limitations on investments and loans. The Company used the $145.38 million net proceeds from the sale of the 10 1/4 % Senior Notes to repay a portion of the $328.20 million then outstanding under its credit facility.

   The 10 1/4% Senior Notes were sold to Smith Barney, Inc., Donaldson, Lufkin, & Jenrette Securities Corporation and Citicorp Securities, Inc., as Initial Purchasers. The Initial Purchasers sold the 10 1/4% Senior Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended and to a limited number of institutional accredited investors. Pursuant to an agreement with the Initial Purchasers, IHS was obligated to take certain actions to effect an exchange offer within specified periods whereby each holder of 10 1/4% Senior Notes would be offered the opportunity to exchange such notes for new notes identical in all material respects to the 10 1/4% Senior Notes except that the new notes would be registered under the Securities Act of 1933, as amended. IHS has not to date commenced the exchange offer and, as a result, beginning November 25, 1996 the interest rate on the 10 1/4% Senior Notes increased to 10.5%, and will continue to increase by 0.25% each 90 days until the exchange offer is commenced.

   On May 15, 1996, IHS entered into a $700 million revolving credit facility, including a $100 million letter of credit subfacility, with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility"). The New Credit Facility consists of a $700 million revolving loan which reduces to $560 million on June 30, 2000 and $315 million on June 30, 2001, with a final maturity on June 30, 2002. The $100 million subcommitment for letters of credit will remain at $100 million until final maturity. The New Credit Facility is guaranteed by IHS' subsidiaries and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries. At the option of IHS, loans under the New Credit Facility bear interest at a rate equal to either (i) the sum of (a) the higher of (1) the bank's base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between zero percent and one and one-quarter percent (depending on certain financial ratios); or (ii) in the case of Eurodollar loans, the sum of between three quarters of one percent and two and one-half percent (depending on certain financial ratios) and the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of the borrowing selected by IHS.

   The New Credit Facility limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to create or incur liens on assets, to pay dividends and to purchase or redeem IHS' stock. In addition, the New Credit Facility requires that IHS meet certain financial tests, and provides the banks with the right to require the payment of all of the amounts outstanding under the New Credit Facility if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins or a group managed by Dr. Elkins owns more than 40% of IHS' capital stock. Amounts repaid under the New Credit Facility may be reborrowed until June 30, 2002. The new $700 million credit facility replaced IHS' $500 million revolving credit facility (the "Prior Credit Facility"). As a result, IHS recorded a loss on extinguishment of debt, net of related tax benefits, of approximately $1.4 million in the second quarter of 1996. On May 15, 1996, IHS borrowed $328.2 million under the New Credit Facility to repay amounts outstanding under the Prior Credit Facility.

   Net cash provided by operating activities was $33.83 million for the year ended December 31, 1996 as compared to $31.60 million provided by operating activities for the comparable period in 1995. Cash provided by operating activities for the year ended December 31, 1995 increased from the comparable period in 1995 primarily as a result of an increase in net earnings before non-cash charges, partially offset by an increase in patient accounts and third-party payor settlements receivable.

   Net cash provided by financing activities was $249.53 million for the year ended December 31, 1996 as compared to $192.92 million for the comparable period in 1995. In both periods, the Company received proceeds from long-term borrowings. In addition, in 1996 IHS reissued in connection with contingent earnouts all 400,600 shares of its common stock in treasury, which shares were repurchased in 1995 for $12.79 million.

   Net cash used by investing activities was $283.25 million for the year ended December 31, 1996 as compared to $246.29 million for the year ended December 31, 1995. Cash used for the purchase of property, plant and equipment was $145.90 million for the year ended December 31, 1996 and $145.07 million in the comparable period in fiscal 1995. During 1995, the Company sold 10 of its facilities for $33.15 million. During 1996, the Company sold a majority interest in its assisted living division and its pharmacy division for approximately $136.71 million. Cash used for business acquisitions was $242.82 million for 1996 as compared to $82.69 million for 1995.

   IHS' contingent liabilities (other than liabilities in respect of litigation and the contingent payments in respect of the First American acquisition) aggregated approximately $52.4 million as of December 31, 1996. The Company is obligated to purchase its Greenbriar facility upon a change in control of IHS. The net price of the facility is approximately $4.0 million. The lessor of this facility has the right to require Messrs. Robert Elkins and Timothy Nicholson to purchase all or any part of 13,944 shares of IHS Common Stock owned by it at a per share purchase price equal to the sum of $12.25 per share plus 9% simple interest per annum from May 8, 1988 until the date of such purchase. IHS has agreed to purchase such shares if Messrs. Elkins and Nicholson fail to do so. This amount aggregated approximately $353,000 at December 31, 1996. The Company has guaranteed approximately $6.6 million of the lessor's indebtedness. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company has jointly and severally guaranteed a $1.2 million construction loan made to River City Limited Partnership in which IHS has a 30% general partnership interest. The Company has guaranteed approximately $4.0 million owed by Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which IHS has a 49% interest, to Finova Capital Corporation. IHS has guaranteed approximately $4.0 million of a construction loan for Trizec, the entity from which IHS purchased the Central Park Lodges facilities. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia to secure certain of the Company's self-insured workers' compensation obligations, health benefits and other obligations. The maximum obligation was $15.7 million at December 31,
1996. The Company has guaranteed approximately $539,000 owed by a managed facility to National Health Investors Inc. and approximately $8.9 million owed by Litchfield Asset Management Corporation to National Health Investors Inc. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is also obligated under certain circumstances to make contingent payments of up to $155 million in respect of IHS' acquisition of First American. See " -- Acquisition and Divestiture History -- First American Acquisition." In addition, IHS has obligations under operating leases aggregating approximately $235.8 million at December 31, 1996.


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


   The Company anticipates that working capital from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1997 through its existing operations, continued implementation of its MSU programs at existing facilities as well as newly acquired facilities and by the acquisition of additional facilities and service companies or agreements to manage additional facilities. The Company will fund future acquisitions with a combination of cash flow from operations, bank borrowings and debt and equity offerings.

   The Company's indebtedness is substantial in relation to its stockholders' equity. At December 31, 1996, IHS' total long-term debt, net of current portion, accounted for 66.0% of its total capitalization. IHS also has significant lease obligations with respect to the facilities operated pursuant to long-term leases, which aggregated approximately $235.79 million at December 31, 1996. For the year ended December 31, 1996, the Company's rent expense was $77.8 million after giving effect to the First American Acquisition, the sale of the pharmacy division and a majority interest in ILC and certain other acquisitions consummated in 1996. In addition, IHS is obligated to pay up to an additional $155 million in respect of the acquisition of First

American during 2000 to 2004 under certain circumstances. See " -- Acquisition and Divestiture History -- First American Acquisition." The Company's strategy of expanding its specialty medical services and growing through acquisitions may require additional borrowings in order to finance working capital, capital expenditures and the purchase price of any acquisitions. The degree to which the Company is leveraged, as well as its rent expense, could have important consequences to holders of the Company's securities, including: (i) IHS' ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired, (ii) a substantial portion of IHS' cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness and rent expense, thereby reducing the funds available to IHS for its operations, (iii) certain of IHS' borrowings bear, and will continue to bear, variable rates of interest, which expose IHS to increases in interest rates, and (iv) certain of IHS' indebtedness contains financial and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends and sales of assets and imposing minimum net worth requirements. In addition, IHS' leverage may also adversely affect IHS' ability to respond to changing business and economic conditions or continue its growth strategy. There can be no assurance that IHS' operating results will be sufficient for the payment of IHS' indebtedness. On October 21, 1996, Moody's placed IHS' indebtedness on Creditwatch for possible downgrade in anticipation of the pending acquisition of Coram due to the substantial additional indebtedness of Coram. Any such downgrade could increase the Company's borrowing costs. If IHS were unable to meet interest, principal or lease payments, or satisfy financial covenants, it could be required to seek renegotiation of such payments and/or covenants or obtain additional equity or debt financing. To the extent IHS finances its activities with additional debt, IHS may become subject to certain financial and other covenants that may restrict its ability to pursue its growth strategy. There can be no assurance that any such efforts would be successful or timely or that the terms of any such financing or refinancing would be acceptable to IHS.

   The Company's growth strategy requires substantial capital for the acquisition of additional home healthcare and related service providers and geriatric care facilities and the establishment of new, and expansion of existing, MSUs. The effective integration, operation and expansion of the existing businesses will also require substantial capital. IHS expects to finance new acquisitions from a combination of funds from operations, borrowings under its bank credit facility and the issuance of debt and equity securities. IHS may raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times as management deems appropriate and the market allows. Any of such financings could result in dilution of existing equity positions, increased interest and amortization expense or decreased income to fund future expansion. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing businesses and operations can be obtained. The Company's bank credit facility limits IHS' ability to make acquisitions, and certain of the indentures under which IHS' outstanding subordinated debt securities were issued limit IHS' ability to incur additional indebtedness unless certain financial tests are met.

QUARTERLY RESULTS (UNAUDITED)

   Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters.


                                                                          THREE MONTHS ENDED(1)
                                        -----------------------------------------------------------------------------------------

                                                             1995                                         1996
                                        ---------------------------------------------- ------------------------------------------

                                          MARCH 31    JUNE 30    SEPT. 30    DEC. 31    MARCH 31   JUNE 30   SEPT. 30    DEC. 31
                                        ----------- ---------- ----------- ----------- ---------- --------- ---------- ----------

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
 Basic medical services ..............  $ 89,336    $ 87,365   $ 95,482    $  96,386   $ 97,216   $ 98,063  $101,189   $ 93,305
 Specialty medical services ..........   176,158     188,331    193,604      212,461    219,525    226,868   211,904    340,912
 Management services and other .......     9,141      10,583     10,039       10,002     10,532     10,849    12,572     11,760
                                        ----------- ---------- ----------- ----------- ---------- --------- ---------- ----------

   Total .............................   274,635     286,279    299,125      318,849    327,273    335,780   325,665    445,977
Cost and Expenses:
 Operating expenses ..................   207,304     214,404    224,457      242,386    249,895    254,274   241,177    348,602
 Corporate administrative and general     12,402      14,174     14,262       15,178     15,093     14,854    14,943     16,086
 Depreciation and
  amortization .......................     8,960       9,682      9,867       11,452      8,274      8,505     9,130     15,772
 Rent ................................    16,066      16,454     16,726       16,879     17,656     17,879    18,445     23,805
 Interest, net .......................     7,330       8,585     10,955       12,107     14,214     15,888    15,931     18,077
 Loss from impairment of long-lived
  assets..............................        --          --         --       83,321         --         --        --         --
 Other non-recurring charges
  (income)(2).........................        --          --      1,939       47,700         --         --   (34,298)    19,841
                                        ----------- ---------- ----------- ----------- ---------- --------- ---------- ----------

 Earnings (loss) before equity in
  earnings (loss) of affiliates,
  income taxes and extraordinary
  items...............................    22,573      22,980     20,919     (110,174)    22,141     24,380    60,337      3,794
Equity (loss) in earnings of
 affiliates...........................       315         417        401          310        300        460       323       (255)
                                        ----------- ---------- ----------- ----------- ---------- --------- ---------- ----------

 Earnings (loss) before income taxes
  and extraordinary items ............    22,888      23,397     21,320     (109,864)    22,441     24,840    60,660      3,539
Income tax provision (benefit) .......     8,812       9,008      8,208      (42,298)     8,640      9,563    44,149      1,363
                                        ----------- ---------- ----------- ----------- ---------- --------- ---------- ----------

 Earnings (loss) before extraordinary
  items(2)............................    14,076      14,389     13,112      (67,566)    13,801     15,277    16,511      2,176
Extraordinary items(3)................        --         508         --          505         --      1,431        --         --
                                        ----------- ---------- ----------- ----------- ---------- --------- ---------- ----------

 Net earnings (loss)..................  $ 14,076    $ 13,881   $ 13,112    $ (68,071)  $ 13,801   $ 13,846  $ 16,511   $  2,176
                                        =========== ========== =========== =========== ========== ========= ========== ==========

Per Common Shares-fully diluted:
 Earnings (loss) before extraordinary
  items ..............................  $    .53    $    .54   $    .52    $   (3.03)  $    .54   $    .56  $    .58   $    .14
 Net earnings (loss)..................       .53         .52        .52        (3.06)       .54        .51       .58   $    .14
                                        =========== ========== =========== =========== ========== ========= ========== ==========

----------

(1) In 1995, the Company merged with IntegraCare in a transaction accounted for as a pooling of interests. Accordingly, the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of IntegraCare. See Note 1(o) of Notes to Consolidated Financial Statements.

(2) In 1995, consists primarily of (i) expenses of $1,939,000 related to the merger with IntegraCare in the third quarter, (ii) a loss of $21,915,000 related to the termination of a management agreement in the fourth quarter and (iii) write-off of $25,785,000 of deferred pre-opening costs in the fourth quarter. In 1996 consists primarily of (i) a gain of $34,298,000 from the sale of the pharmacy division in the third quarter, (ii) a loss of $8,497,000 from its sale of shares in the ILC offering in the fourth quarter (iii) a loss of $7,825,000 related to the termination of a management agreement in the fourth quarter, and (iv) a $3,519,000 exit cost in the fourth quarter resulting from the closure of redundant home healthcare agencies. Because IHS' investment in the Capstone common stock received in the sale of the pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale.

(3) Extraordinary items relate to extinguishment of debt. See Note 15 of Consolidated Financial Statements.

   From January 1, 1995 through December 31, 1996, the Company acquired 6 geriatric care facilities (including 3 facilities which it had previously leased and 3 of which had been managed by IHS), leased 6 geriatric care facilities (5 of which had previously been managed) and entered into management agreements to manage 35 geriatric care facilities and 4 assisted living facilities. During this period, the Company sold its interest in 4 geriatric care facilities and seven retirement facilities (5 owned and 2 leased) and agreements to manage 60 facilities were terminated. In addition, during this period the Company opened 42 MSUs totalling 875 beds and expanded existing MSUs (including MSUs opened during this period) by 376 beds. During this period, the Company's assisted living division completed its initial public offering, reducing the Company's interest in the division to 37%, and the Company sold its pharmacy division. See "-- Acquisition and Divestiture History."

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                   -------
Independent Auditors' Report ......................................  56
Consolidated Balance Sheets at December 31, 1995 and 1996  ........  57
Consolidated Statements of Operations for the years ended
December 31, 1994, 1995 and 1996...................................  58
Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1994, 1995 and 1996 ..................................  59
Consolidated Statements of Cash Flows for the years ended
December 31, 1994, 1995 and 1996 ..................................  60
Notes to Consolidated Financial Statements ........................  61
Schedule II--Valuation and Qualifying Accounts ....................  94


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


   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Health Services, Inc. and subsidiaries at December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in notes 1(k) and 18 to the consolidated financial statements, in 1995 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Also, effective January 1, 1996, the Company changed its accounting method from deferring and amortizing pre-opening costs of medical specialty units to recording them as an expense when incurred.





Baltimore, Maryland                      KPMG PEAT MARWICK LLP
March 24, 1997

              INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                     1995          1996
                                                                 ------------ -------------
                             Assets
Current Assets:
 Cash and cash equivalents ....................................  $   38,917   $   39,028
 Temporary investments ........................................       2,387        2,044
 Patient accounts and third-party payor settlements
  receivable, net (note 3) ....................................     230,282      326,883
 Inventories, prepaid expenses and other current assets .......      25,629       26,243
 Income tax receivable.........................................      16,517       20,992
                                                                ------------  -------------
   Total current assets .......................................     313,732      415,190

Property, plant and equipment, net (note 5) ...................     758,127      864,335
Intangible assets (notes 2 and 6) .............................     288,033      572,159
Investments in and advances to affiliates (note 4)  ...........      29,362       76,047
Other assets ..................................................      44,476       65,376
                                                                ------------  -------------
   Total assets ...............................................  $1,433,730   $1,993,107
                                                                ============  =============
               Liabilities and Stockholders' Equity
Current Liabilities:
 Current maturities of long-term debt (note 8) ................  $    5,404   $   16,547
 Accounts payable and accrued expenses (note 7) ...............     172,013      341,094
                                                                ------------  -------------
   Total current liabilities ..................................     177,417      357,641
                                                                ------------  -------------
Long-term debt (note 8):
 Convertible subordinated debentures ..........................     258,750      258,750
 Other long-term debt less current maturities .................     506,507      779,450
                                                                -----------   -------------
   Total long-term debt .......................................     765,257    1,038,200
                                                                -----------   -------------
Other long-term liabilities (note 9)...........................          --       33,851
Deferred income taxes (note 12) ...............................      52,279       22,283
Deferred gain on sale-leaseback transactions ..................       7,249        6,267
Commitments and contingencies  (notes 4, 9, 10, 11 and 13)
Stockholders'  equity (note 11):
 Preferred stock, authorized 15,000,000 shares; no shares
  issued and outstanding in 1995 and 1996 .....................          --           --
 Common stock, $0.001 par value. Authorized 150,000,000 shares;
  issued 21,785,334 shares in 1995 and 23,628,250 shares in
  1996 (including 400,600 treasury shares in 1995) ............          22           24
 Additional paid-in capital ...................................     410,345      445,667
 Retained earnings ............................................      33,951       79,814
 Unrealized gain on available for sale securities..............          --        9,360
 Treasury stock, at cost (400,600 shares in 1995)(note 11).....     (12,790)          --
                                                                ------------  -------------
   Total stockholders' equity .................................     431,528      534,865
                                                                ------------  -------------
   Total liabilities and stockholders' equity .................  $1,433,730   $1,993,107
                                                               =============  =============


         See accompanying notes to consolidated financial statements.

              INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1994         1995         1996
                                                          ---------- ------------ -----------
Net revenues:
 Basic medical services ................................ $ 269,817   $  368,569   $  389,773
 Specialty medical services ............................   404,401      770,554      999,209
 Management services and other .........................    37,884       39,765       45,713
                                                          ---------- ------------ -----------
   Total revenues ......................................   712,102    1,178,888    1,434,695
                                                          ---------- ------------ -----------
Costs and expenses:
 Operating expenses:
  Salaries, wages, and benefits ........................   332,812      549,766      694,137
  Other operating expenses .............................   195,319      338,785      399,811
 Corporate administrative and general ..................    37,041       56,016       60,976
 Depreciation and amortization .........................    26,367       39,961       41,681
 Rent (note 10) ........................................    42,158       66,125       77,785
 Interest (net of investment income of $1,121 in 1994,
  $1,876 in 1995, and $2,233 in 1996) (note 8) .........    20,602       38,977       64,110
 Loss on impairment of long-lived assets (note 18)......        --       83,321           --
 Other non-recurring charges (income), net
  (notes 6 and 18)......................................        --       49,639      (14,457)
                                                          ---------- ------------ -----------
   Total costs and expenses ............................   654,299    1,222,590    1,324,043
                                                          ---------- ------------ -----------
   Earnings (loss) before equity in earnings of
    affiliates, income taxes and extraordinary items ...    57,803      (43,702)     110,652
Equity in earnings of affiliates (note 4)...............     1,176        1,443          828
                                                          ---------- ------------ -----------
   Earnings (loss) before income taxes and
    extraordinary items ................................    58,979      (42,259)     111,480
Federal and state income taxes (note 12) ...............    22,117      (16,270)      63,715
                                                          ---------- ------------ -----------
   Earnings (loss) before extraordinary items ..........    36,862      (25,989)      47,765
Extraordinary items (note 15) ..........................     4,274        1,013        1,431
                                                          ---------- ------------ -----------
   Net earnings (loss).................................. $  32,588   $  (27,002)  $   46,334
                                                          ========== ============ ============
Per Common Share--primary:
 Earnings (loss) before extraordinary item ............. $    1.99   $    (1.21)  $     2.03
 Net earnings (loss) ...................................      1.75        (1.26)        1.97
                                                          ========== ============ ============
Per Common Share--fully diluted:
 Earnings (loss) before extraordinary item ............. $    1.73   $    (1.21)  $     1.82
 Net earnings (loss) ...................................      1.57        (1.26)        1.78
                                                          ========== ============ ============


         See accompanying notes to consolidated financial statements.

              INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                             UNREALIZED
                                                                                               GAIN ON
                                                                    ADDITIONAL              AVAILABLE FOR
                                             PREFERRED    COMMON     PAID-IN      RETAINED       SALE       TREASURY
                                               STOCK      STOCK      CAPITAL      EARNINGS    SECURITIES      STOCK      TOTAL
                                             ---------- --------- ------------- ----------- -------------- ----------  -----------
Balance at December 31, 1993                     $--   $      14   $ 187,294    $  29,198    $      --     $    --      $ 216,506
  Issuance of 2,620,309 common shares in
    connection with acquisitions                  --           2      92,429           --           --          --         92,431
  Issuance of warrants in connection with
    acquisitions                                  --          --       3,000           --           --          --          3,000
  Exercise of warrants for 113,848 common
    shares                                        --          --       2,508           --           --          --          2,508
  Issuance of 21,670 common shares in
    connection with employee stock purchase plan  --          --         551           --           --          --            551
  Issuance of 3,477,384 common shares in
    connection with a public offering, less
    issuance costs                                --           4      98,634           --           --          --         98,638
  Exercise of employee stock options for
    521,992 common shares                         --           1       7,986           --           --          --          7,987
  Declaration of cash dividend, $0.02 per
    common share                                  --          --          --         (398)          --          --           (398)
  Net earnings                                    --          --          --       32,588           --          --         32,588
                                                -----  ---------   ---------    ---------    ---------   ---------       ---------
Balance at December 31, 1994                      --          21     392,402       61,388           --          --        453,811
  Issuance of 385,216 common shares in
    connection with acquisitions                  --           1       9,794           --           --          --          9,795
  Issuance of warrants in connection with
    acquisitions                                  --          --         339           --           --          --            339
  Issuance of 49,377 common shares in
    connection with employee stock purchase plan  --          --       1,339           --           --          --          1,339
  Acquisition of 400,600 common shares of
    treasury stock                                --          --          --           --           --     (12,790)       (12,790)
  Exercise of employee stock options for
    340,244 common shares                         --          --       5,676           --           --          --          5,676
  Exercise of warrants for 44,181 common shares   --          --         795           --           --          --            795
  Declaration of cash dividend, $0.02 per
    common share                                  --          --          --         (435)          --          --           (435)
  Net loss                                        --          --          --      (27,002)          --          --        (27,002)
                                                -----  ---------   ---------    ---------    ---------   ---------       ---------
Balance at December 31, 1995                      --          22     410,345       33,951           --     (12,790)       431,528
  Issuance of 1,632,873 common shares in
    connection with acquisitions and
    management agreements                         --           2      35,435           --           --          --         35,437
  Re-issuance of 400,600 common shares of
    treasury stock in payment of earn-out in
    connection with prior acquisitions            --          --      (3,592)          --           --      12,790          9,198
  Issuance of 68,661 common shares in
    connection with employee stock purchase plan  --          --       1,401           --           --          --          1,401
  Exercise of employee stock options for
    141,382 common shares                         --          --       2,078           --           --          --          2,078
  Unrealized gain on available for sale
    securities                                    --          --          --           --        9,360          --          9,360
  Declaration of cash dividend, $0.02 per
    common share                                  --          --          --         (471)          --          --           (471)
  Net earnings                                    --          --          --       46,334           --          --         46,334
                                                -----  ---------   ---------    ---------    ---------   ---------      ---------
Balance at December 31, 1996                     $--   $      24   $ 445,667    $  79,814    $   9,360   $      --      $ 534,865
                                                =====  =========   =========    =========    =========   =========      =========



         See accompanying notes to consolidated financial statements.

              INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                             YEARS ENDED DECEMBER 31,

                                                                                ----------------------------------------------------
                                                                                   1994                 1995               1996
                                                                                -------------       ------------        ------------
Cash flows from operating activities:
 Net earnings (loss)                                                            $    32,588         $   (27,002)        $    46,334
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Extraordinary items                                                                6,839               1,647               2,327
   Loss from impairment of long-lived assets                                             --              83,321                  --
   Other non-recurring charges (income)                                                  --              47,700             (14,457)
   Undistributed results of affiliates                                                 (142)               (431)                  2
   Depreciation and amortization                                                     26,367              39,961              41,681
   Deferred income taxes and other non-cash items                                     2,628             (22,920)              3,462
   Amortization of deferred gain on sale-leaseback                                     (680)             (1,018)               (982)
   Increase in patient accounts and third-party payor
    settlements receivable                                                          (42,998)            (62,512)            (44,232)
   (Increase) decrease in supplies, inventories, prepaid
    expenses and other current assets                                                  (349)             (6,121)                 82
   Increase in accounts payable and accrued expenses                                  1,205               1,177               4,086
   Increase in income taxes receivable                                                   --             (16,517)             (4,475)
   Increase (decrease) in income taxes payable                                        1,681              (5,686)                 --
                                                                                -------------       ------------        ------------
    Net cash provided by operating activities                                        27,139              31,599              33,828
                                                                                -------------       ------------        ------------
Cash flows from financing activities:
 Proceeds from issuance of capital stock, net                                       109,683               8,399               3,479
 Proceeds from long-term borrowings                                                 308,467             510,659           1,087,175
 Repayment of long-term borrowings                                                 (191,338)           (307,440)           (830,434)
 Proceeds from sale-leaseback transactions, net                                      28,210                  --                  --
 Deferred financing costs                                                           (11,156)             (5,512)            (10,251)
 Purchase of treasury stock                                                              --             (12,790)                 --
 Dividends paid                                                                          --                (398)               (435)
                                                                                 -------------       ------------        -----------
    Net cash provided by financing activities                                       243,866             192,918             249,534
                                                                                 -------------       ------------        -----------
Cash flows from investing activities:
 Purchases of temporary investments                                                 (48,909)               (401)             (5,645)
 Sales of temporary investments                                                     102,498                 672               5,988
 Business acquisitions                                                             (152,791)            (82,686)           (242,819)
 Purchases of property, plant, and equipment                                        (91,354)           (145,065)           (145,902)
 Disposition of assets                                                                   --              33,153             136,709
 Intangible assets                                                                   (7,201)            (14,183)                 --
 Investment in affiliates and other assets                                          (21,401)            (37,779)            (31,582)
                                                                                 -------------       ------------        -----------
    Net cash used by investing activities                                          (219,158)           (246,289)           (283,251)
                                                                                 -------------       ------------        -----------
    Increase (decrease) in cash and equivalents                                      51,847             (21,772)                111
Cash and cash equivalents, beginning of period                                        8,842              60,689              38,917
                                                                                 -------------       ------------        -----------
Cash and cash equivalents, end of period                                        $    60,689         $    38,917         $    39,028
                                                                                ==============      ===========         ===========

         See accompanying notes to consolidated financial statements.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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


   (b) Medical Services Revenues


   Medical services revenues are recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable by third-party payors when applicable. Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare and Medicaid) are accrued in the period the related services are rendered. Settlements receivable and related revenues under such programs are based on annual cost reports prepared in accordance with Federal and state regulations, which reports are subject to audit and retroactive adjustment in future periods. In the opinion of management, adequate provision has been made for such adjustments and final settlements will not have a material effect on financial position or results of operations. Basic medical services revenues represent routine service (room and board) charges of geriatric and assisted living facilities, exclusive of medical specialty units. Specialty medical services revenues represent ancillary service charges of geriatric and assisted living facilities, revenues generated by medical specialty units and revenues of pharmacy, rehabilitation, diagnostic, respiratory therapy, home health, hospice and similar service operations.

   (c) Cash Equivalents and Investments in Debt and Equity Securities

   Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less at the date of investment by the Company. The Company's temporary investments, consisting primarily of preferred stocks and municipal bonds, are classified as a trading security portfolio and are recorded at their fair value, with net unrealized gains or losses included in earnings. The Company classifies its other investments in marketable equity securities as available for sale, which are reported at fair value, with net unrealized holding gains and losses excluded from income and reported as a separate component of stockholders' equity (see note 4). Realized gains and losses are recorded using the specific identification basis to determine cost.


   (d) Property, Plant and Equipment


   The Company capitalizes costs associated with acquiring health care facilities and related interests therein. Pre-acquisition costs represent direct costs of the investigation and negotiation of the acquisition of operating facilities and ancillary business units; indirect and general expenses related to such activities are expensed as incurred. Pre-construction costs represent direct costs incurred to secure control of the development site, including the requisite certificate of need and other approvals, and to perform other initial tasks which are essential to the development and construction of a facility. Pre-acquisition and pre-construction costs are transferred to construction in progress and depreciable asset categories when the related tasks are completed. Interest cost incurred during construction is capitalized. Non-refundable purchase option fees related to operating leases are generally classified as leasehold interests and treated as deposits until (1) the option is exercised, whereupon the deposit is applied as a credit against the purchase price, or (2) the option period expires, whereupon the deposit is written off as lease termination expense.

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


   (g) Deferred Pre-opening Costs

   Through December 31, 1995, direct costs incurred to initiate and implement new medical specialty units (MSUs) at nursing facilities (e.g., respiratory therapy, rehabilitation and Alzheimers' units) were deferred during the pre-opening period and amortized on a straight-line basis over five years, which corresponded to the period over which the Company receives reimbursement from Medicare. Effective January 1, 1996, the Company changed its policy to expense such costs when incurred (see note 18).


   (h) Intangible Assets Acquired


   Intangible assets of businesses acquired (primarily goodwill) are amortized by the straight-line method primarily over 40 years, the period over which such costs are recoverable through operating cash flows (see note 6).


   (i) Deferred Gains on Sale-Leaseback Transactions


   Gains on the sales of nursing facilities which are leased back under operating leases are initially deferred and amortized over the terms of the leases in proportion to and as a reduction of related rental expense.

   (j) Stock-Based Compensation

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") in accounting for its stock options. Additional information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") is discussed in note 11.

   (k) Impairment of Long-Lived Assets

   Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. In December 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying value of an asset is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the related individual facilities and business units (the lowest level for which there are identifiable cash flows independent of other groups of assets) to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of its facilities and business units using standard industry valuation techniques, including the use of independent appraisals when considered necessary. If an asset tested for recoverability was acquired in a business combination accounted for using the purchase method, the related goodwill is included as part of the carrying value and evaluated as described above in determining the recoverability of that asset.


   In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are changed, the carrying value of affected assets is allocated over the remaining lives.


   Prior to adoption of SFAS No. 121 in 1995, the Company performed its analyses of impairment of long-lived assets by consideration of the projected undiscounted cash flows on an entity-wide basis. The effect of the adoption of SFAS 121 in December 1995 required the Company to perform this analysis on a facility-by-facility and individual business unit basis. This resulted in the recognition of a loss on impairment of long-lived assets (see note 18). If the facility-by-facility and individual business unit analysis had been adopted prior to December 1995, the Company may have incurred the loss on impairment of long-lived assets prior to December 1995.

   (l) Income Taxes

   Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the related tax bases of assets and liabilities. Such tax effects are measured by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse, and the effect of a change in tax rates is recognized in the period the legislation is enacted.

   (m) Earnings Per Share

   Primary earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock, assumed to be exercised using the treasury stock method. Fully diluted earnings per share is computed as described above, except that the weighted average number of common equivalent shares is determined assuming the dilution resulting from the issuance of the aforementioned options and warrants at the end-of-period price per share, rather than the weighted average price for the period, and the issuance of common shares upon the assumed conversion of the convertible subordinated debentures. An adjustment for interest expense and amortization of underwriting costs related to such debentures is added, net of tax, to earnings for the purpose of calculating fully diluted earnings per share. The weighted average number of common and common equivalent shares outstanding for the year ended December 31, 1995 does not include the assumed conversion of the convertible subordinated debentures or the related interest expense and underwriting costs, as such conversion would be anti-dilutive. Such adjustment and the weighted average number of common and common equivalent shares used in the computations of earnings per share were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
                                               1994          1995          1996
                                           ------------ ------------- -------------
Weighted Average Shares:
 Primary ................................   18,568,599   21,463,464    23,574,311
 Fully diluted ..........................   27,154,153   21,463,464    31,652,620
Adjustment for interest on convertible
 debentures .............................  $    10,048  $        --   $     9,888
                                           ============ ============= =============


   (n) Business and Credit Concentrations

   The Company's medical services revenues are generated through 1,100 service locations in 40 states, including 174 owned, leased and managed geriatric care facilities. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignments of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations) (see note 3).

   (o) Merger with IntegraCare, Inc.

   In August 1995, the Company merged with IntegraCare, Inc. (Integra) which provides physical, occupational and speech services to skilled nursing facilities, hospitals, outpatient clinics, home health agencies and schools in Florida. The Company exchanged 681,723 shares of its Common Stock for all of the outstanding stock of Integra. The merger was accounted for using the pooling of interests method and the consolidated financial statements and related notes for 1994 and 1995 have been restated to combine the financial data of the Company and Integra for those periods. The accounting practices of the Company and Integra were comparable; therefore, no adjustments to net assets of either enterprise were required to effect the combination. The consolidated statements of operations include revenues of $29,650 in 1994 and $17,886 in 1995 and net earnings of $1,648 in 1994 and $891 in 1995 related to the operations of Integra prior to the date of the merger.

   (p) Management Agreements

   IHS manages geriatric care facilities under contract for others for a fee which generally is equal to 4% to 8% of the gross revenue of the geriatric care facility. Under the terms of the contract, IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's expense. In addition, certain management agreements also provide IHS with an incentive fee based on the amount of the facility's operating income in excess of stipulated amounts. Management fee revenues are recognized when earned and billed, generally on a monthly basis. Incentive fees are recognized when operating results of managed facilities exceed amounts required for incentive fees in accordance with the terms of the management agreement. Management agreements generally have an initial term of ten years, with IHS having a right to renew in most cases. Contract acquisition costs for legal and other direct costs incurred by IHS to acquire long-term management contracts are capitalized and amortized over the term of the related contract. Management periodically evaluates its deferred contract costs for recoverability by assessing the projected undiscounted cash flows, excluding interest, of the managed facilities; any impairment in the financial condition of the facility will result in a writedown by IHS of its deferred contract costs.

   (q) Reclassifications

   Certain amounts presented in 1994 and 1995 have been reclassified to conform with the presentation for 1996.

(2) BUSINESS ACQUISITIONS


ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1996

   Acquisitions in 1996 and the manner of payment are summarized as follows:


                                                                                             COMMON
                                                                                              STOCK      ACCRUED       CASH
   MONTH                           TRANSACTION  DESCRIPTION                     TOTAL COST   ISSUED(1)  LIABILITIES     PAID
-----------  ----------------------------------------------------------------------------- ----------   ----------- ----------

January      Assets Of Vintage Healthcare Center, a 110 Bed Facility In Denton,
             Texas ............................................................. $  6,900     $   --     $    --   $  6,900
January      Assets of two mobile x-ray service companies in Louisiana and
             Missouri...........................................................      520         --          --        520
March        Stock of Rehab Management Systems, Inc., a multi-state operator of
             outpatient rehabilitative clinics and inpatient therapy centers....   12,900      8,000       2,900      2,000
May          Assets of Hospice of the Great Lakes, Inc., an Illinois hospice
             service provider ..................................................    9,200      8,200       1,000         --
May          Operating  leases  of  Cheyenne  Care  Center,  a 96 bed  nursing facility, and Cheyenne Residential and Nursing Center, a 240 bed
             facility in Las Vegas, Nevada .....................................      110         --          --        110
May          Preferred Care, Inc. purchase option deposits in connection with
             management agreements .............................................   10,350      7,250          --      3,100
July         Operating lease of Sunset House, a 55 bed facility in Burbank,
             Illinois ..........................................................      100         --          --        100
August       Stock of J.R. Rehab Associates, Inc., a North Carolina provider of rehabilitative therapy services to nursing homes, hospitals and
             others ............................................................    2,300         --         200      2,100
August       Assets of Colorado Portable X-Ray Inc., a mobile diagnostic
             services provider .................................................      390         --          --        390
August       Assets of Extendicare of Tennessee Inc., a home health provider....    3,611         --         200      3,411
August       Assets of Edgewater Home Infusion Services Inc., a home infusion
             services provider .................................................    8,274         --         300      7,974
September    Assets of Century Health Services Inc., a home health provider.....    4,192         --         200      3,992
September    Stock of Signature Home Care, Inc., a home health provider ........   13,672      4,725       2,500      6,447
October      Stock of First American Health Care of Georgia, Inc., a home
             health services provider...........................................  176,084         --      22,000    154,084
Various      Litchfield Asset Management, Inc., purchase option deposits in
             connection with operating leases ..................................    4,018         --          --      4,018
November     Assets of Mediq Mobile X-Ray Services, Inc., a mobile diagnostic
             service provider ..................................................   15,642      5,200       5,500      4,942
November     Assets of Total Rehab Services, LLC and Total Rehab Services O2,
             LLC, a provider of contract rehabilitative and respiratory
             services ..........................................................   13,123      2,700       1,250      9,173
December     Stock, at carryover basis, of Lifeway, Inc., a provider of
             physician management and disease management services...............     (230)    (1,440)        275        935
Various      Contingent purchase price payments on prior acquisition of The
             Rehab People in 1994 ..............................................   10,000     10,000          --         --
Various      Other acquisitions ................................................    1,511         --          65      1,446
             Cash payments of acquisition costs accrued  in 1995 and 1996.......       --         --     (31,177)    31,177
                                                                                 ------------ ---------- --------- ----------
                                                                                 $292,667    $44,635    $  5,213   $242,819
                                                                                 ============ ========== ========= ==========

----------
(1) Represents shares of IHS common stock as follows: 385,542 shares for RMS, 304,822 shares for Hospice, 305,300 shares for Preferred Care, 196,374 shares for Signature, 203,721 shares for Mediq, 106,559 shares for Total Rehab, 95,615 shares for Lifeway, and 435,540 shares for The Rehab People.

   The allocation of the total cost of the 1996 acquisitions to the assets acquired and liabilities assumed is summarized as follows:


                                                   PROPERTY,
                                       CURRENT     PLANT AND    OTHER    INTANGIBLE     CURRENT      LONG-TERM      TOTAL
                                       ASSETS      EQUIPMENT    ASSETS     ASSETS     LIABILITIES   LIABILITIES     COSTS
                                     ----------   ----------- --------- ------------ ------------- ------------- -----------
Vintage                               $      --   $   6,900   $      --    $      --   $      --    $      --    $   6,900
Two mobile x-ray service
companies                                    --         114          --        1,186        (780)          --          520
Rehab Management Systems(RMS)             1,644       1,021         165       12,832      (1,848)        (914)      12,900
Hospice of the Great Lakes
(Hospice)                                    --         144          25        9,031          --           --        9,200
Cheyenne Care Center and Cheyenne .
Residential and Nursing Center               --         110          --           --          --           --          110
Preferred Care                               --      10,350          --           --          --           --       10,350
Sunset House                                 --         100          --           --          --           --          100
J.R. Rehab                                  532         149          --        3,159      (1,540)          --        2,300
Colorado Portable X-Ray                      --          50          --          372         (32)          --          390
Extendicare                               2,229          18          --        1,945        (581)          --        3,611
Edgewater                                 1,789         160           1        7,685      (1,313)         (48)       8,274
Century                                   5,628         139         202       12,140     (13,917)          --        4,192
Signature                                19,938       7,521          99       21,122     (18,077)     (16,931)      13,672
First American                           44,608      22,438      73,226      227,406    (152,095)     (39,499)     176,084
Litchfield                                   --       4,018          --           --          --           --        4,018
Mediq                                     4,518         431          21       15,600      (4,928)          --       15,642
Total Rehab                               5,505         128          --       11,982      (4,492)          --       13,123
Lifeway                                     158         270          70           --        (728)          --         (230)
Rehab People                                 --          --          --       10,000          --           --       10,000
Other acquisitions                           --       1,489          --           42         (20)          --        1,511
                                      ---------   ---------   ---------    ---------   ---------    ---------    ---------
  Totals                              $  86,549   $  55,550   $  73,809    $ 334,502   $(200,351)   $ (57,392)   $ 292,667
                                      =========   =========   =========    =========   =========    =========    =========


ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1995

   Acquisitions in 1995 and the manner of payment are summarized as follows:


                                                                                                COMMON
                                                                                                 STOCK       ACCRUED         CASH
   MONTH                               TRANSACTION DESCRIPTION                     TOTAL COST   ISSUED(1)  LIABILITIES      PAID
-----------     ------------------------------------------------------------------------------ ---------- ------------   ----------
January         Assets of four ancillary service companies......................... $   3,624    $    300    $     --    $  3,324
February        Assets of ProCare Group, Inc., and its affiliated  entities, a home health service provider in Broward, Dade and Palm Beach counties,
                Florida............................................................     4,575       3,600         675         300
February        Assets of Epsilon Medical Equipment Corporation, a mobile video
                flouroscopy company in Illinois....................................     1,661          --         500       1,161
February        Management agreement with Total Home Health Care, Inc. and Total
                Health Services, Inc., private-duty and Medicare certified home
                health agencies in Dallas/Ft. Worth, Texas.........................        --          --          --          --
March           Management  agreement to manage 34  geriatric  care  facilities  in
                Texas, California, Florida, Nevada and Mississippi (known
                collectively as the "Preferred Care Facilities")...................    10,200          --          --      10,200
March           Stock of Samaritan Management, Inc., a hospice service provider in
                Michigan ..........................................................     6,500          --       1,000       5,500
March           Substantially  all the assets of Fidelity Health Care, Inc., a home healthcare, temporary staffing and infusion services provider in
                Ohio...............................................................     2,490          --         350       2,140
January-April   Stock of five physician  practices  (acquisitions  by  IntegraCare,
                Inc. prior to that company's merger with IHS in August, 1995)......     1,134         589          --         545
April           Assets of Hometown Nurses Registry, a home healthcare provider in
                Tennessee .........................................................       650          --         150         500
April           Assets of Bernard's X-Ray Mobile Service, an x-ray service provider
                 to long-term care and subacute care facilities in California. ....       100          --          --         100
May             Assets of Stewart's Portable X-Ray, Inc. an x-ray service provider
                to long-term care and subacute care facilities in California. .....     2,000          --         100       1,900
May             Stock of Immediate Care Clinic, an emergency clinic in Amarillo,
                Texas..............................................................       355          --         130         225
June            Stock of three ancillary service  companies  providing mobile x-ray and electrocardiagram services to long-term care and subacute care
                facilities. .......................................................     2,200          --          --       2,200
August          Stock of Senior Life Care Enterprises, Inc. ("SLC"), a home health,
                supplemental staffing and management service provider..............     6,700       6,000         700          --
August          Stock of Avenel, a 120 bed facility in Plantation, Florida ........     6,360          --          --       6,360
August          Operating lease with Cherry Creek, a nursing home facility in
                Colorado...........................................................        --          --          --          --
August          Hershey at Woodlands, a 213 bed nursing and personal care facility
                in Pennsylvania ...................................................     2,100          --          --       2,100
September       Partnership  interest  in  Mobile  X-Ray  Limited  Partnership,  an
                electrocardiagram   service  service  provider  in  Maryland,  West
                Virginia, and the District of Columbia.............................     1,400          --          --       1,400
September       Stock of Southern Nevada Physical Therapy Associates, an outpatient
                physical therapy provider .........................................       610          --         110         500
September       Operating lease with Mill Hill, a 110 bed facility, in Massachusetts
                and Winthrop, a 150 bed facility in Massachusetts..................       405          --          --         405
November        Stock of Chesapeake Health, an electrocardiagram service provider
                in Maryland  ......................................................     1,175          --          75       1,100
November        Stock of Governor's Park, a 150 bed facility in Illinois ..........    10,035          --          --      10,035
November        Clara Burke, a 69 bed skilled nursing facility in Pennsylvania ....       330          --          --         330
December        Stock of Miller Portable X-Ray, a mobile x-ray provider in Florida.       295          --          --         295
December        Stock of Carrington Pointe, an assisted living facility in
                Massachusetts......................................................    11,800          --          --      11,800
Various         Litchfield Asset Management, Inc., purchase option deposits in
                connection with operating leases...................................     4,018          --          --       4,018
Various         Other acquisitions.................................................      (355)       (355)         --          --
                Cash payments of acquisition costs accrued in 1994 and 1995                --          --     (16,248)     16,248
                                                                                    ---------    --------    --------    --------
                                                                                    $  80,362    $ 10,134    $(12,458)   $ 82,686
                                                                                    =========    ========    ========    ========

----------

(1) Represents shares of IHS common stock as follows: 7,935 shares for four ancillary service companies, 95,062 shares for ProCare, 92,434 shares for the PCP earnout, and 189,785 shares of SLC.

   The allocation of the total cost of the 1995 acquisitions to the assets acquired and liabilities assumed is summarized as follows:


                                            PROPERTY,
                                 CURRENT    PLANT AND    OTHER   INTANGIBLE     CURRENT    LONG-TERM     TOTAL
                                  ASSETS    EQUIPMENT   ASSETS     ASSETS     LIABILITIES  LIABILITIES   COST
------------------------------  --------- ------------ -------- ------------ ------------ ------------ ----------
Four ancillary service
companies                       $     --   $    501    $     --    $  3,155   $     --    $    (32)   $  3,624
ProCare                               57        154          47       4,434         --        (117)      4,575
Epsilon                              109         78        (140)      1,865       (251)         --       1,661
Preferred Care                        --     10,200          --          --         --          --      10,200
Samaritan of Michigan                265         --          --       6,775       (540)         --       6,500
Fidelity                               8        183          --       2,299         --          --       2,490
Five physician practices              --      1,134          --          --         --          --       1,134
Hometown Nursing                       3          1          --         646         --          --         650
Bernard's                             --         10          --          90         --          --         100
Stewart's                             --        190          --       1,810         --          --       2,000
Immediate Care                        --         14          --         341         --          --         355
Diagnostics                           --        176          --       2,458       (434)         --       2,200
Senior Life Care Enterprises
(SLC)                              4,314        103        (202)      5,638     (1,428)     (1,725)      6,700
Avenel                                --      6,360          --          --         --          --       6,360
Hershey                               --      7,870          --          --         --      (5,770)      2,100
Mobile X of Md                        --        230          --       1,770       (600)         --       1,400
Southern Nevada                       --         81          --         529         --          --         610
Mill Hill and Winthrop Leases         --        405          --          --         --          --         405
Chesapeake                            --        110          --       1,065         --          --       1,175
Governor's Park                      832      9,203          --          --         --          --      10,035
Clara Burke                           --      6,830          --          --         --      (6,500)        330
Miller                                --         20          --         275         --          --         295
Carrington Pointe                     --     11,800          --          --         --          --      11,800
Litchfield                            --      4,018          --          --         --          --       4,018
Other acquisitions                    --       (355)         --          --         --          --        (355)
                                --------   --------    --------    --------   --------    --------    --------
  Totals                        $  5,588   $ 59,316    $   (295)   $ 33,150   $ (3,253)   $(14,144)   $ 80,362
                                ========   ========    ========    ========   ========    ========    ========


ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1994

   Acquisitions in 1994 and the manner of payment are summarized as follows:


                                                                                                 COMMON
                                                                                                  STOCK      ACCRUED         CASH
   MONTH                           TRANSACTION  DESCRIPTION                        TOTAL COST   ISSUED(1)  LIABILITIES       PAID
   -----                           -------------------------                       ----------   ---------  -----------       ----

February  Crestwood, Inc. purchase option deposit on a management agreement        $  10,984     $  4,728     $     --      $  6,256
April     Assets of Homestead, a geriatric care facility located in Denton, Md.        1,400           --           --         1,400
June      Assets of Treemont, a facility in Dallas, Texas which was previously
          leased                                                                       7,395           --           --         7,395
July      IFIDA, purchase option deposit in connection with operating leases.          9,227        3,027           --         6,200
July      Stock  of  Cooper   Holding   Corporation,   a  mobile   x-ray  and
          electrocardiagram  service  provider to long-term care and subacute
          care facilities.                                                            79,058       19,890        7,400        51,768
August    Substantially  all the  assets  of Pikes  Peak  Pharmacy,  Inc.,  a pharmacy  service  provider  to  patients  at  nine  facilities  in
          Colorado Springs, Colorado.                                                    646           --           --           646
August    Litchfield  Asset  Management,  Inc.,  purchase  option  deposit in
          connection with operating leases                                            31,500        3,000           --        28,500
September Substantially  all the assets of Pace  Therapy,  Inc.,  a physical, occupational, speech and audiology therapy services provider to
          approximately 60 facilities in Southern California and Nevada                8,666        5,798        1,300         1,568
September Stock of Quail Creek of Amarillo, a 160 bed facility in Amarillo,
          Texas                                                                          586           --           --           586
October   Stock of Amcare, Inc., an institutional multi-state pharmacy serving
          approximately 135 skilled nursing facilities.                               24,700       10,500        3,700        10,500
October   Substantially all the assets of Pharmaceutical Dose Services of La.,
          Inc., ("PDS") an institutional pharmacy serving 14 facilities                5,565        3,896        1,375           294
November  Stock of CareTeam Management Services, Inc. ("CareTeam"), a multi-
          state provider of home healthcare services.                                  6,576        5,221          675           680
November  Stock of Therapy Resources, Inc., a physical, occupational,  speech and audiology  services provider to approximately 22 geriatric care facilities and the operator of seven outpatient rehabilitation
          facilities.                                                                  1,900           --          300         1,600
November  Stock of The Rehab People, Inc. ("Rehab People"), a multi-state physical, occupational, and speech therapy services provider to
          approximately 38 geriatric care facilities. .                               11,875       10,000        1,875            --
November  Substantially  all the  assets of  Medserv  Corporation's  Hospital
          Service Division  ("Primedica"),  a multi-state respiratory therapy
          service   provider                                                          25,600           --        4,600        21,000
December  Rights of Jules Institutional Supply, Inc., under a management
          agreement with Samaritan Care, Inc.                                         14,720       14,000          720            --
December  Assets of Houston Hospital, a 60 bed facility in Texas                      10,000           --           --        10,000
December  Stock of Partners Home Health, Inc. ("Partners"), a home infusion
          company operating in seven states                                           13,428       12,403        1,025            --
Various   Other acquisitions                                                           7,366        7,366           --            --
          Cash payments of acquisition costs accrued in 1994 and 1993                     --           --       (4,398)        4,398
                                                                                   ---------     --------     --------      --------
                                                                                   $ 271,192     $ 99,829     $ 18,572      $152,791
                                                                                   =========     ========     ========      ========


----------

(1) Represents shares of IHS common stock as follows: 593,953 shares for Cooper, 181,882 shares for Pace, 291,101 shares for Amcare, 122,117 shares for PDS, 147,068 shares for CareTeam, 318,471 shares for The Rehab People, 332,516 shares for Partners, 375,134 shares for Samaritan, 168,067 shares for Crestwood, and 90,000 shares for IFIDA.

   The allocation of the total cost of the 1994 acquisitions to the assets acquired and liabilities assumed is summarized as follows:


                             PROPERTY,
                   CURRENT   PLANT AND    OTHER   INTANGIBLE     CURRENT      LONG-TERM      TOTAL
                    ASSETS   EQUIPMENT   ASSETS     ASSETS     LIABILITIES   LIABILITIES     COST
                  --------- ----------- -------- ------------ ------------- ------------- ----------
Crestwood.......  $    --   $ 10,984   $    --  $     --     $     --      $     --       $ 10,984
Homestead.......       --      1,400       --         --           --            --          1,400
Treemont........       --     22,625       --         --           --       (15,230)         7,395
IFIDA...........       --      9,227       --         --           --            --          9,227
Cooper..........    8,962        826      922     73,945       (1,364)       (4,233)        79,058
Pikes Peak......      139         41       50        432          (16)           --            646
Litchfield......    7,500     24,000       --         --           --            --         31,500
Pace............    1,869         --      148      6,672          (23)           --          8,666
Amarillo........    1,675     10,886      108         --       (1,547)      (10,536)           586
Amcare..........    7,295      3,819     (261)    20,300       (5,656)         (797)        24,700
PDS.............      549         90       --      5,696         (770)           --          5,565
CareTeam........    2,094        472      628      7,651       (3,520)         (749)         6,576
Therapy
Resources.......      576        506       39      3,776       (2,997)           --          1,900
Rehab People ...    1,542        380      734     13,693       (3,978)         (496)        11,875
Primedica.......    3,797      8,530       84     21,348       (8,159)           --         25,600
Samaritan.......    1,106      1,028       --     18,632       (6,046)           --         14,720
Houston
Hospital........      662     10,000       12         --         (674)           --         10,000
Partners........      836      1,788    1,256     17,146       (5,422)       (2,176)        13,428
Other...........       --      4,124       --      3,642           --          (400)         7,366
                  -------   ----------- -------- ------------ ------------- ------------- ----------
Totals..........  $38,602   $110,726   $3,720   $192,933     $(40,172)     $(34,617)      $271,192
                  =======   =========== ======== ============ ============= ============= ==========



   All business acquisitions described above have been accounted for by the purchase method.

   Unaudited pro forma combined results of operations of the Company for the years ended December 31, 1995 and 1996 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1995.

                                                    YEARS ENDED
                                                    DECEMBER 31,
                                             -------------------------
                                                 1995         1996
                                             ------------ ------------
Revenues ..................................  $1,823,024   $1,846,637
Earnings (loss) before extraordinary items     (125,076)       6,396
Net earnings (loss)........................    (126,089)       4,965
Per common share--primary:
 Earnings (loss) before extraordinary items       (5.52)        0.26
 Net earnings (loss).......................       (5.56)        0.20


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


   In connection with its business acquisitions, the Company incurs transaction costs, costs to exit certain activities and costs to terminate or relocate certain employees of acquired companies. Liabilities accrued in the acquisition cost allocations represent direct costs of acquisitions, which consist primarily of transaction costs for legal, accounting and consulting fees of $3,376 in 1995 and $16,299 in 1996, as well as exit costs and employee termination and relocation costs of $414 in 1995 and $20,091 in 1996. Accrued acquisition liabilities for exit costs and employee termination and relocation costs are recognized in accordance with EITF 95-3, "Recognition Of Liabilities In Connection With A Purchase Business Combination" and are summarized as follows for the years ended December 31, 1995 and 1996:


                                                      EMPLOYEE
                                                   TERMINATION AND
                                         EXIT         RELOCATION
                                         COSTS           COSTS         TOTAL
                                        ---------   ---------------- ---------
Acquired companies - 1995                $     --       $    414       $    414
Payments charged against
liability                                      --           (414)          (414)
Adjustments recorded to:
 Cost of acquisitions                          --             --             --
 Operations                                    --             --             --
                                         --------       --------       --------
Balance at December 31, 1995                   --             --             --
Acquired companies - 1996                   8,203         11,888         20,091
Payments charged against
 liability                                 (2,326)        (6,198)        (8,524)
Adjustments recorded to:
 Cost of acquisitions                          --           (528)          (528)
 Operations                                    --             --             --
                                         --------       --------       --------
Balance at December 31, 1996             $  5,877       $  5,162       $ 11,039
                                         ========       ========       ========



   The Company has not finalized its plans to exit activities (exit plans) and to terminate or relocate employees (termination plans) of certain companies acquired in 1996. Accordingly, unresolved issues could result in additional liabilities to the acquisition cost. These adjustments will be reported primarily as an increase or decrease in goodwill.

   The exit plans at December 31, 1996 consist primarily of the discontinuation of certain activities of First American, including estimates for costs related to the closure of duplicative facilities, lease termination fees and other exit costs as defined in EITF 95-3. Significant exit activities are expected to be completed by December 31, 1997. There were no significant exit plans at December 31, 1995.

   The termination plans at December 31, 1996 relate primarily to the following employee groups with the indicated anticipated dates of completion of termination/relocation: First American by October 1997, Mediq by November 1997, RMS by March 1997, Signature by September 1997, Total Rehab by November 1997, Hospice of Great Lakes by May 1997, and Edgewater by August 1997. Such plans at December 31, 1995 related to SLC by August 1996, and Epsilon and ProCare by February 1996.

   In addition to the accrued acquisition liabilities described above, the Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must await additional information for the resolution or final measurement of such contingencies during the allocation period, which usually does not exceed one year from the date of acquisition. Accordingly, the effect of the resolution or final measurement of preacquisition contingencies during the allocation period is treated as an acquisition adjustment primarily to the amount of goodwill recorded. After the allocation period, such resolution or final measurement is recognized in the determination of net earnings. Preacquisition contingencies in connection with the Company's business acquisitions primarily relate to Medicare and Medicaid regulatory compliance matters, claims subject to intermediary audits, income tax matters and legal proceedings. During the three years ended December 31, 1996, the Company resolved or completed the final measurement of certain preacquisition contingencies related to business acquisitions. Accordingly, the Company adjusted the original allocation of these businesses by increasing goodwill, decreasing certain third-party payor settlements receivable, and increasing certain current liabilities. Management is aware of certain adjustments that might be required with respect to acquisitions recorded at December 31, 1996; accordingly, the original allocation could be adjusted to the extent that finalized amounts differ from the estimates (see note 9).


(3) PATIENT ACCOUNTS AND THIRD-PARTY PAYOR SETTLEMENTS RECEIVABLE


   Patient accounts and third-party payor settlements receivable consist of the following as of December 31, 1995 and 1996:


                                                                1995       1996
                                                             ---------- ----------
Patient accounts receivable..................................  $226,821   $340,803
Allowance for doubtful accounts .............................    18,128     41,527
                                                             ---------- ----------
                                                                208,693    299,276
Third party payor settlements, less allowance for
contractual adjustments of $11,442 and $14,979 ..............    21,589     27,607
                                                             ---------- ----------
                                                               $230,282   $326,883
                                                             ========== ==========


   Gross patient accounts receivable and third-party payor settlements receivable from the Federal government (Medicare) were $73,726 and $148,791 at December 31, 1995 and 1996, respectively. Medicare receivables include pending requests for exceptions to the Medicare established routine cost limitations for the reimbursement of costs exceeding these limitations (before related allowances for contractual adjustments) of $7,611 and $15,640 at December 31, 1995 and 1996, respectively. Amounts receivable from various states (Medicaid) were $57,723 and $61,675 respectively, at such dates, which relate primarily to the states of Ohio, Florida, Pennsylvania, Louisiana and Texas.

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES


   The Company's investments in and advances to affiliates at December 31, 1995 and 1996 are summarized as follows:

                                                     1995       1996
                                                  ---------- ----------
Investments accounted for by the equity method:
 HPC............................................  $ 7,967    $ 8,003
 Tutera ........................................    7,788      7,551
 Speciality ....................................    9,250      9,379
 Integrated Living Communities..................       --     24,531
 Other .........................................      898        799
                                                  ---------- ----------
                                                   25,903     50,263
Other investments:
 Capstone Pharmacy Services, Inc. ..............       --     24,019
 Other..........................................    3,459      1,765
                                                  ---------- ----------
                                                  $29,362    $76,047
                                                  ========== ==========


   Investments in significant unconsolidated affiliates are summarized below.

HPC AMERICA, INC. (HPC)


   In September 1995, a wholly owned subsidiary of IHS (Southwood), invested $8,200 for a 40% interest in HPC America, Inc. ("HPC"), a Delaware corporation that operates home infusion and home health care companies, in addition to owning physician practices. Subject to certain material transactions requiring the approval of Southwood, the business is conducted under the direction of the Chief Executive Officer and President of HPC. Southwood had a right of first refusal to purchase the remaining 60% interest in HPC at any time through March 1997 and has the exclusive right to purchase the remaining 60% interest in HPC for the six month period beginning March 1997, in each case based upon a multiple of HPC's earnings.


TUTERA HEALTH CARE MANAGEMENT, L.P. (TUTERA)


   In  January,  1993,  a  wholly-owned  subsidiary  of IHS,  Integrated  Health
Services of Missouri, Inc. ("IHSM"), invested $4,650 for a 49% interest in Tutera Health Care Management, L.P. (the"Partnership" or "Tutera"), a partnership newly formed to manage and operate approximately 8,000 geriatric care and assisted retirement beds. Cenill, Inc., a wholly owned subsidiary of Tutera Group, Inc., is the sole general partner of the Partnership and owns a 51% interest therein. Subject to certain material transactions requiring the approval of IHSM, the business of the Partnership is conducted by its general partner. IHSM has the right to become a 51% owner and sole general partner of the Partnership, or to purchase the general partner's entire interest in the Partnership, in each case for a price based upon a multiple of the Partnership's earnings, under the following circumstances: (a) if earnings decline and the general partner fails to implement operational changes recommended by IHS; (b) if the general partner discontinues its relationship with the partnership and the general partner fails to accept IHS' suggested replacement; or (c) if the general partner defaults on its revolving credit and security agreement with Continental Bank and fails to pay obligations within 36 months of the default. Also, the Company has guaranteed the debt of the Partnership up to $4,200, which bears interest at prime plus 1 3/4 % and matures in October 1998.


SPECIALITY CARE PLC (SPECIALITY)


   In April 1993, a wholly owned subsidiary of IHS, (Southwood), acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative convertible preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. The total cost of the investment was $748 for the common stock and $2,245 for the preferred stock. The preferred stock contains certain preferences as to liquidation. In 1994, Southwood loaned an additional $1,000 to Speciality bearing interest at 9%. In January 1995 Southwood applied $627 of the loan to pay for additional shares of common and preferred stock of Speciality subscribed for in November 1994.

   In June 1995 the Company loaned an additional $8,575 to Speciality bearing interest at 12%; this loan was subsequently repaid in August 1995. In addition the Company invested an additional $4,384 in Speciality. As a result of the Company's additional investment, the Company has a 21.30% interest in the common stock and a 63.65% interest in the 6% cumulative convertible preferred stock. Upon conversion of the preferred stock, the Company will own approximately 31.38% of Speciality (assuming no further issuances).

INTEGRATED LIVING COMMUNITIES, INC. (ILC)

   In November 1995, the Company formed ILC as a wholly-owned subsidiary to operate the Company's assisted living and other senior housing facilities owned, leased and managed by the Company. Following formation of ILC, the Company transferred to ILC as a capital contribution the Company's ownership interests in three facilities, condominium interests in three facilities and agreements to manage nine facilities (five of which have subsequently been terminated), and sublet to ILC two facilities. On October 9, 1996, ILC completed an initial public offering of its shares at $8.00 per share, in which ILC sold 2,800,000 shares and received aggregate net proceeds of approximately $19,100, and the Company sold 1,400,000 shares and received aggregate net proceeds of approximately $10,400. In addition, ILC repaid $7,400 owed to the Company. The Company continues to own 2,497,900 shares of ILC common stock, representing 37.3% of the outstanding ILC common stock. Following the offering, the Company loaned ILC $3,400, which loan bears interest at 14% and is being repaid in 24 equal monthly installments of principal and interest beginning December 1996. ILC currently operates 23 residential-style assisted-living communities.

CAPSTONE PHARMACY SERVICES, INC. (CAPSTONE)

   On July 30, 1996, the Company sold its pharmacy division to Capstone Pharmacy Services, Inc. for a purchase price of $150,000, consisting of cash of $125,000 and unregistered shares of Capstone common stock having a value of approximately $25,000. The Company's investment in Capstone common stock represents less than 8% of the total Capstone shares. Such investment is recorded at carryover basis of $14,659 and classified as securities available for sale. An unrealized gain of $9,360 is reflected in stockholders' equity with respect to such investment, as the current market value of the Capstone shares at December 31, 1996 was $24,019. The Capstone shares were registered with the Securities and Exchange Commission in the first fiscal quarter of 1997.

   The Company's equity in earnings (loss) of affiliates for the years ended December 31, 1994, 1995 and 1996 is summarized as follows:


                                         1994           1995               1996
                                      -------        -------            -------
HPC                                   $    --        $  (185)           $    82
Tutera                                  1,181            960                883
Integrated Living
Communities                                --             --               (241)
Speciality                                167            668                104
Other                                    (172)            --                 --
                                      -------        -------            -------
                                      $ 1,176        $ 1,443            $   828
                                      =======        =======            =======


   At December 31, 1996 the Company's investment in Tutera and HPC exceeded its equity in the underlying net assets by $3,450 and $5,119 respectively, which are being amortized over 15 years. The Company received cash distributions from its affiliates of $1,034, in 1994, $1,012 in 1995 and $830 in 1996. During 1996, the
Company's 250,000 common shares or $2,600 investment in Hearing Health Services, Inc. was repurchased for approximately $2,600. The Company continues to hold an investment in Hearing Health Services, Inc. preferred stock. In addition, during 1996 the Company made approximately $900 in other investments.

   Selected financial information for the combined affiliates accounted for under the equity method is as follows:

                                             DECEMBER 31,       DECEMBER 31,
                                                 1995                1996
                                             --------            --------
Working capital ........................     $  5,904            $  2,007
Total assets ...........................       74,065             141,167
Long-term debt .........................       34,000              19,399
Equity .................................     $ 28,555            $ 82,707
                                             ========            ========


                                                      YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                      1994       1995       1996
                                                  --------   --------   --------
Revenues ......................................   $ 25,906   $ 64,294   $118,995
Net earnings ..................................      3,381      1,316      1,550
                                                  ========   ========   ========

(5) PROPERTY, PLANT AND EQUIPMENT


   Property, plant and equipment at December 31, 1995 and 1996 are summarized as follows:


                                                    1995        1996
                                                 ---------- -----------
Land ..........................................  $ 39,158   $ 38,236
Buildings and improvements ....................   381,447    356,063
Leasehold improvements and leasehold interests    172,025    218,107
Equipment .....................................   153,918    270,248
Construction in progress ......................    57,809     67,169
Pre-construction and pre-acquisition costs  ...    10,120     19,603
                                                 ---------- -----------
                                                  814,477    969,426
Less accumulated depreciation and amortization     56,350    105,091
                                                 ---------- -----------
  Net property, plant and equipment ...........  $758,127   $864,335
                                                 ========== ===========


   Included in leasehold improvements and leasehold interests are purchase option deposits on 89 facilities of $57,147 at December 31, 1995 of which $25,357 is refundable and $74,131 at December 31, 1996 of which $29,375 is refundable.


(6) INTANGIBLE ASSETS


   Intangible assets are summarized as follows at December 31, 1995 and 1996:

                                              1995        1996
                                           ---------- -----------
Intangible assets of businesses acquired   $287,439   $570,651
Deferred financing costs.................    17,461     26,842
                                           ---------- -----------
                                            304,900    597,493
Less accumulated amortization............    16,867     25,334
                                           ---------- -----------
  Net intangible assets..................  $288,033   $572,159
                                           ========== ===========

   The Company amortizes goodwill primarily over 40 years. Management regularly evaluates whether events or circumstances have occurred that would indicate an impairment in the value or the life of goodwill. In December 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying value of an asset, including goodwill, is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the related business unit to determine if an impairment loss should be recognized. Such impairment loss is determined by comparing the carrying amount of the asset, including goodwill, to its estimated fair value. With its adoption of SFAS 121 in December 1995, the Company performed the impairment analysis at the individual facility and business unit basis. Prior to the adoption of SFAS 121 the Company performed the analysis on an entity-wide basis (see note 18).

   In addition, in the fourth quarter of 1995 IHS adopted a change in accounting estimate and wrote-off $25,785 of deferred pre-opening costs (see note 18). Effective January 1, 1996, the Company changed its accounting method from deferring and amortizing pre-opening costs to recording them as an expense when incurred.

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES


   Accounts payable and accrued expenses at December 31, 1995 and 1996 are summarized as follows:


                                                                              1995       1996
                                                                          ----------- ----------
Accounts payable .......................................................  $102,999    $185,248
Accrued salaries and wages .............................................    32,093      53,572
Accrued workers' compensation and other claims .........................    10,715      38,141
Accrued interest .......................................................    15,921      16,892
Accrued acquisition liabilities (exit costs and employee termination
and relocation costs)...................................................        --      11,039
Other accrued expenses .................................................    10,285      36,202
                                                                          ----------- ----------
                                                                          $172,013    $341,094
                                                                          =========== ==========



(8) LONG-TERM DEBT

   Long-term debt at December 31, 1995 and 1996 is summarized as follows:


                                                                            1995         1996
                                                                        ----------- -------------
Revolving credit facility notes due June 2002 (March 31, 2001 in
  1995).................................................................  $220,500    $342,650
10.125% mortgage note payable in monthly installments of $64,
  including interest, due August 1997 ..................................     5,723       5,502
8.094% note payable, due December 2001 .................................     9,508       9,314
Prime plus 1.25% note payable (9.50% at December 31, 1996), due
  December 2000 ........................................................     8,252       8,087
Mortgages payable in monthly installments of $62, including interest
  at rates ranging from 9% to 14%.......................................    10,512       8,604
9.75% mortgage note payable in monthly installments of $107,
  including interest, with final payment of $13,087 in October 1998 ....    14,845      13,332
Prime plus 1% (9.25% at December 31, 1996) note payable in monthly installments of $89, including interest, with final payment in
  January 2020..........................................................     9,905       9,793
Seller notes, interest rates ranging from 10% to 14%, with final
  payment of $2,971 in July 2000........................................     3,585       3,710
LIBOR plus 1.75% (7.95% at December 31, 1996) mortgage note payable in monthly installments of $51, including interest, with final
  payment due December 2000.............................................     6,500       6,392
8.8% factored receivables note due December 8, 1998, interest
  payable monthly ......................................................        --       5,000
Prime plus 1% note payable due May 1997 (9.25% at December 31, 1996) ...        --       1,500
12.0% note payable in monthly installments of $153, including
  interest, with final payment due May 2000.............................        --       5,130
Other ..................................................................     7,581      11,983


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(8) LONG-TERM DEBT-(Continued)

                                                                            1995         1996
                                                                        ----------- -------------
Subordinated debt:
 5 3/4 % convertible senior subordinated debentures due January 1,
  2001, with interest payable semi-annually on January 1 and July 1. .   143,750       143,750
 6% convertible subordinated debentures due December 31, 2003, with
  interest payable semi-annually on January 1 and July 1 .............   115,000       115,000
 10 3/4 % Senior Subordinated Notes due July 15, 2004, with interest
  payable semi-annually on January 15 and July 15.....................   100,000       100,000
 9 5/8 % Senior Subordinated Notes due May 31, 2002, Series A, with
  interest payable semi-annually on May 31 and November 30 ...........   115,000       115,000
 10 1/4 % Senior Subordinated Notes due April 30, 2006, with interest
  payable semi-annually in April 30 and October 30....................        --       150,000
                                                                        ----------- -------------
 Total debt...........................................................   770,661     1,054,747
 Less current portion ................................................     5,404        16,547
                                                                        ----------- -------------
  Total long-term debt, less current portion..........................  $765,257    $1,038,200
                                                                        =========== =============

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


REVOLVING CREDIT FACILITY

   In May 1996, IHS entered into a $700,000 revolving credit facility, including a $100,000 letter of credit subfacility, with Citibank, N.A., as administrative agent, and certain other lenders (the "New Credit Facility"). The New Credit Facility consists of a $700,000 revolving loan which reduces to $560,000 on June 30, 2000 and $315,000 on June 30, 2001, with a final maturity on June 30, 2002. The $100,000 subcommitment for letters of credit will remain at $100,000 until final maturity. The New Credit Facility is guaranteed by IHS' subsidiaries and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries. At the option of IHS, loans under the New Credit Facility bear interest at a rate equal to either (i) the sum of (a) the higher of (1) the bank's base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between zero percent and one and one-quarter percent (depending on certain financial ratios); or (ii) in the case of Eurodollar loans, the sum of between three quarters of one percent and two and one-half percent (depending on certain financial ratios) and the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of the borrowing selected by IHS.

   The New Credit Facility limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to create or incur liens on assets, to pay dividends and to purchase or redeem IHS' stock. In addition, the New Credit Facility requires that IHS meet certain financial tests, and provides the banks with the right to require the payment of all of the amounts outstanding under the New Credit Facility if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins or a group managed by Dr. Elkins owns more than 40% of IHS' capital stock. Amounts repaid under the New Credit Facility may be reborrowed until June 30, 2002. The New Credit Facility replaced IHS' $500,000 revolving credit facility (the "Prior Credit Facility"). On May 15, 1996, IHS borrowed $328,200 under the New Credit Facility to repay amounts outstanding under the Prior Credit Facility. As a result, IHS recorded a loss on extinguishment of debt, net of related tax benefits, of $1,431 in the second quarter of 1996.

   In May 1995, the Company entered into a $500,000 revolving credit and term loan agreement with Citicorp USA, Inc., the agent and certain other lenders which replaced the $250,000 revolving credit and term loan facility which the Company entered into during 1994. Amounts outstanding under the revolving loan on April 30, 1997 were to be converted to a term loan with a final maturity date of March 31, 2001. The revolving credit and term loan agreement was secured by a pledge of all of the stock of substantially all of the Company's subsidiaries. Interest was based upon the LIBOR plus 1.5% which was 6.94% at December 31, 1995. The $500,000 revolving credit and term loan facility was used to finance the Company's working capital requirements, to make acquisitions and for general corporate purposes.

   In 1994 the Company entered into a $250,000 revolving credit and term loan agreement (the "Facility") with Citicorp USA, Inc., as agent, and certain other lenders. The Facility, which included a $50,000 letter of credit subfacility, initially consisted of a $250,000 three year revolving loan. Amounts outstanding under the revolving loan on September 30, 1997 were to be converted to a term loan with a final maturity date of September 30, 2001. The Facility was secured by a pledge of all of the stock of substantially all of the Company's subsidiaries. Interest was based upon various market indices (7.97% at December 31, 1994).

SUBORDINATED DEBT

   The Company's $150,000 aggregate principal amount of 10 1/4% Senior Subordinated Notes (the "10 1/4% Senior Notes") are due on April 30, 2006. The 10 1/4% Senior Notes were sold to certain initial purchasers which sold the 10 1/4% Senior Notes to qualified institutional buyers under Rule 144A of the Securities Act and to a limited number of institutional accredited investors. Pursuant to an agreement with the initial purchasers, IHS is obligated to take certain actions to effect an exchange offer within specified periods whereby each holder of 10 1/4% Senior Notes would be offered the opportunity to exchange such notes for new notes identical in all material respects to the 10 1/4% Senior Notes, except that the new notes would be rgistered under the Securities Act. IHS has not to date commenced the exchange offer and, as a result, beginning November 25, 1996 the interest rate on the 10 1/4% Senior Notes increased to 10.5%, and will continue to increase by 0.25% each 90 days until the exchange offer is commenced.

   The Company's $115,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes, Series A (the "9 5/8% Series A Senior Notes") are due on May 31, 2002. The 9 5/8% Series A Senior Subordinated Notes were issued in October 1995 in exchange for, and are identical to the 9 5/8% Senior Subordinated Notes issued in May 1995, except that the Series A Senior Notes have been registered under the Securities Act of 1933, and are listed on the New York Stock Exchange. The net proceeds of the 9 5/8% Series A Senior Notes were used to repay $78,000 of the credit facility among other things.

   The Company's $100,000 aggregate principal amount of 10 3/4% Senior Subordinated Notes (the "10 3/4% Senior Notes") are due on July 15, 2004. The net proceeds were used to repay the remaining outstanding balance under the term loan facility and the revolving credit facility notes.

   The Company's $115,000 aggregate principal amount of 6% convertible subordinated debentures (the "6% Debentures") are due December 31, 2003. The Company's 5 3/4% convertible senior subordinated debentures (the "5 3/4% Debentures") in the aggregate principal amount of $143,750 are due January 1, 2001. At any time prior to redemption or final maturity, the 5 3/4% Debentures and the 6% Debentures are convertible into Common Stock of the Company, at $32.60 per share and $32.125 per share, respectively, at the option of the holder, subject to adjustment upon the occurrence of certain events.

   The subordinated debt is redeemable for cash at the Company's option, in whole or in part, plus accrued interest, as follows:


                                                         INITIAL REDEMPTION PRICE
                                                                EXPRESSED AS
                                           PERMITTED            A PERCENTAGE
                                            AFTER                OF PRINCIPAL
                                       ---------------       ------------------
 5 3/4% Debentures                    January 2, 1997           103.29%
 6%     Debentures                    January 1, 1996           104.2%
10 3/4% Senior Notes                  July 15, 1999             105.375%
 9 5/8% Series A Senior Notes         Not redeemable                --
10 1/4% Senior Notes                  April 30, 2001            105.125%



   In the event of a change in control of IHS (as defined), each debt holder may require the Company to repurchase the debt, in whole or in part, at redemption prices of 100% of the principal amount in the case of the 5 3/4% Debentures and the 6% Debentures and 101% of the principal amount in the case of the 10 3/4% Senior Notes, 9 5/8% Series A Senior Notes and 10 1/4% Senior Notes.

   The indentures under which each of the 10 1/4% Senior Notes, the 9 5/8% Series A Senior Notes and the 10 3/4% Senior Notes were issued contain certain covenants, including but not limited to, covenants with respect to the following matters: (i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt; (iii) limitations on liens;
(iv) limitations on the issuance of preferred stock by IHS' subsidiaries; (v) limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person; and (ix) limitations on investments and loans.

   At December 31, 1996, the aggregate maturities of long-term debt for the five years ending December 31, 2001 and thereafter are as follows:

          1997 ...............................            $   16,547
          1998 ...............................                31,242
          1999 ...............................                 1,800
          2000 ...............................                10,611
          2001 ...............................               172,631
          Thereafter .........................               821,916
                                                          ----------
                                                          $1,054,747
                                                          ==========

   Interest capitalized to construction in progress was $3,030 in 1994, $5,155 in 1995 and $3,800 in 1996.

(9) OTHER LONG-TERM LIABILITIES AND CONTINGENCIES RELATED TO FIRST AMERICAN ACQUISITION

   As indicated in note 2, the Company acquired all of the outstanding stock of First American Health Care of Georgia, Inc. in October 1996. The purchase price includes contingent payments, certain of which have been determined to be probable, and the present value thereof is recorded as other long-term liabilities as of December 31, 1996.

   Prior to its acquisition by the Company, First American was under protection of the U.S. Bankruptcy Court, with which it had filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on February 21, 1996 (the petition date) following its and its two principal shareholders' convictions on multiple counts of having made improper Medicare reimbursement claims. Immediately preceding the Chapter 11 filing, First American and its principal shareholders had entered into a merger

(9) OTHER LONG-TERM LIABILITIES AND CONTINGENCIES RELATED TO FIRST AMERICAN ACQUISITION - (Continued)

agreement with the Company. In connection with the bankruptcy proceedings and the establishment and approval of First American's plan of reorganization, the merger agreement was amended and confirmed by the Bankruptcy Court on October 4, 1996.

   Pursuant to the terms of the First American plan of reorganization and the amended merger agreement, the purchase price included contingent payments of up to $155,000. The contingent payments will be payable (1) if legislation is enacted that changes the Medicare reimbursement methodology for home health services to a prospectively determined rate methodology, in whole or in part, or
(2) if, in respect to payments contingently payable for any year through 2003, the percentage increase through 2004 in the seasonally unadjusted Consumer Price Index for all Urban Consumers for the Medical Care expenditure category (the Medical CPI) is less than 8%. If payable, the contingent payments will be due on February 14 as follows: $10,000 in 2000; $40,000 in 2001; $51,000 in 2002;
$39,000 in 2003; and $15,000 in 2004. The contingent payments would be payable to the Health Care Financing Administration (HCFA) for $140,000 and to the former shareholders of First American for $15,000.

   The contingent payments to HCFA, which are due only if the contingent payments described above become payable, and $95,000 of the cash purchase price paid by the Company, which was paid to HCFA, are in full settlement of HCFA's claims made to the Bankruptcy Court related to First American's Medicare reimbursement claims for all periods prior to the petition date and of any claims by HCFA related to First American's Medicare reimbursement claims made after the petition date through December 31, 1996.

   The Company has accrued the present value of the payments contingently payable to HCFA and the former shareholders of First American of $10,000 in 2000 and $40,000 in 2001. The present value of these payments of $33,851 at December 31, 1996 was determined using a discount rate of 10% per annum from the dates of probable payment. Management is presently studying the likelihood of the remaining contingent payments which, if payable, will be due in the years 2002, 2003 and 2004. The entire amount is not considered probable because the legislative and/or regulatory changes which would trigger the full amount to be payable cannot be considered probable at this time. The contingent payments due in 2000 and 2001 are considered probable at this time because management believes the anticipated Medical CPI in 1999 and 2000 will probably trigger the required payments. However, management is unable to predict what the Medical CPI will be in years subsequent to 2000. Management will continue to evaluate the likelihood of the contingencies being met, and will accrue the additional payments within one year as a purchase price adjustment or will expense such amounts payable to HCFA if such probability is determined subsequent to one year in accordance with SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

(10) LEASES


   The Company has entered into operating leases as lessee of 77 health care facilities and certain office facilities expiring at various dates through June 2010. Minimum rent payments due under operating leases in effect at December 31, 1996 are summarized as follows:

1997 ..................................................                 $ 43,065
1998 ..................................................                   42,696
1999 ..................................................                   42,620
2000 ..................................................                   41,787
2001 ..................................................                   27,691
Subsequent to 2001 ....................................                   37,930
                                                                        --------
  Total ...............................................                 $235,789
                                                                        ========

   The Company also leases equipment under short-term operating leases having rentals of approximately $20,201 per year.

   The leases of health care facilities provide renewal options for various terms at fair market rentals at the expiration of the initial term, except for leases of three facilities which have no renewal options. The Company generally has the option or right of first refusal to purchase the facilities at fair market value determined by independent appraisal (or by formula based upon the cash flow of the facility, as defined) or, with respect to certain leases, at a fixed price representing the fair market value at the inception of the lease. Under certain conditions, the Company may be required to exercise the options to buy the facilities. In connection with 55 leases the Company has paid purchase option deposits aggregating $53,581 at December 31, 1996, of which $29,375 is refundable. In connection with one lease expiring September 30, 2002, the lessor has the right to require two officers of the Company to repurchase up to 13,944 shares of the Company's Common Stock owned by the lessor at the original issue price increased at the annual rate of 9%. The Company has guaranteed this obligation of the officers and has also guaranteed approximately $6,600 of the lessor's indebtedness.

   Minimum rentals are generally subject to adjustment based on the consumer price index or the annual rate of five year U.S. Treasury securities. Also, the leases generally provide for contingent rentals, based on gross revenues of the facilities in excess of base year amounts, and additional rental obligations for real estate taxes, utilities, insurance and repairs. Contingent rentals were $2,596 in 1994, $2,777 in 1995 and $3,565 in 1996.

(11) CAPITAL STOCK

   The Company is authorized to issue up to 150,000,000 shares of Common Stock and 15,000,000 shares of Preferred Stock. The issuance of such preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock, including the loss of voting control to others. As of December 31, 1995 and 1996, there were no shares of Preferred Stock outstanding.

   The Company declared a $0.02 per share cash dividend in 1995 and 1996.


   At December 31, 1994 and 1995 the Company had outstanding stock options as follows:

                                                   1995        1996
                                               ----------- ------------
Stock options outstanding pursuant to:
 Equity Incentive Plan ......................     14,969      13,169
 1990 Employee Stock Option Plan ............    889,956     832,906
 1992 Employee Stock Option Plan ............    905,120     903,715
 Stock Option Plan for Non-Employee Directors    300,000     200,000
 1994 Stock Incentive Plan ..................  1,439,080   2,316,355
 Senior Executives' Stock Option Plan .......  2,100,000   1,800,000
 Stock Option Compensation Plan for
  Non-Employee Directors ....................    250,000     200,000
 1995 Board of Director's Plan ..............    300,000     300,000
 1996 Employee Stock Option Plan.............         --   1,886,000
 Other options ..............................    178,429     297,954
                                               ----------- ------------
  Total stock options outstanding............  6,377,554   8,750,099
                                               =========== ============

   The Equity Incentive Plan provides that options may be granted to certain employees at a price per share not less than the fair market value at the date of grant. The 1990 Employee Stock Option Plan, the 1992 Employee Stock Option Plan and the 1996 Employee Stock Option Plan provide for issuance of options with similar terms as well as non-qualified options. In 1993, the Company adopted the Senior Executives' Stock Option Plan and the 1994 Stock Incentive Plan which provide for the issuance of options with terms similar to the 1992 plan. In addition, the Company has adopted two Stock Option Plans for Non-Employee Directors and a Stock Option Compensation Plan for Non-Employee Directors. The Board of Directors has authorized the issuance of 10,428,571 shares of Common Stock under the plans. Such options have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants. The options' maximum term is 10 years. Vesting for the 1990, 1992, and 1994 Employee Stock Option Plans are graded over six years. Vesting for the 1996 Plan is over four years. Vesting for the directors' plans is one year after the date of grant. Vesting for the Senior Executive's Plan is generally over three years. In addition, the Company provides an Employee Stock Purchase Plan whereby employees have the right to purchase the Company's Common Stock at 90% of the quoted market price, subject to certain limitations.

   Stock option transactions are summarized as follows:

                                           1994                     1995                     1996
                                 ------------------------ ------------------------ ------------------------
                                                WEIGHTED                 WEIGHTED                 WEIGHTED
                                                AVERAGE                  AVERAGE                  AVERAGE
                                                EXERCISE                 EXERCISE                 EXERCISE
                                    SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                 ------------ ----------- ------------ ----------- ------------ -----------
Options outstanding--beginning
of period .....................  5,658,789    $24.23      5,879,832    $25.98      6,377,554    $20.19
Granted .......................    873,300     32.90      1,059,146     28.81      3,096,500     22.14
Exercised .....................   (521,992)    18.95       (340,244)    19.61       (141,382)    14.55
Cancelled .....................   (130,265)    24.50       (221,180)    29.63       (582,573)    20.66
                                 ------------ ----------- ------------ ----------- ------------ -----------
Options outstanding--end of
period ........................  5,879,832     25.98      6,377,554     20.19      8,750,099     20.94
                                 ------------ ----------- ------------ ----------- ------------ -----------
Options exercisable--end of
period ........................  1,839,015    $24.19      2,731,876    $20.15      3,914,843    $20.18
                                 ============ =========== ============ =========== ============ ===========



   The following summarizes information about stock options outstanding as of December 31, 1996.


                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 ------------------------------------------ ------------------------
                                    WEIGHTED
                                    AVERAGE       WEIGHTED                 WEIGHTED
    RANGE OF         NUMBER        REMAINING      AVERAGE       NUMBER      AVERAGE
    EXERCISE       OUTSTANDING    CONTRACTUAL     EXERCISE   EXERCISABLE   EXERCISE
     PRICES        AT 12/31/96        LIFE         PRICE     AT 12/31/96     PRICE
                 -------------- --------------- ----------- ------------- ----------
under $15......    182,931           3.44         $11.52        121,561     $11.23
$15 to $20.....    781,393           5.19          17.86        501,185      17.72
$20 to $25.....  7,735,128           8.54          21.37      3,287,097      20.88
over $25.......     50,647           8.74          36.61          5,000      26.00
                 -------------- --------------- ---------- ------------- ----------
                 8,750,099           8.14         $20.94      3,914,843     $20.18
                 ============== =============== =========== ============= ==========


   The Company applies APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized in connection with its stock options. Had compensation expense for the Company's stock options been determined consistent with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                   1995                       1996
                                               -----------                -------------
                                         AS REPORTED    PRO FORMA   AS REPORTED   PRO FORMA
                                        ------------- ------------ ------------- -----------
Net earnings (loss) ....................$(27,002)     $(44,752)    $46,334       $43,082
Primary earnings (loss) per share ......   (1.26)        (2.09)       1.97          1.91
Fully dilluted earnings (loss) per share   (1.26)        (2.09)       1.78          1.67



   The fair value of the options including the Employee Stock Purchase Plan for purposes of the above pro forma disclosure was estimated on the date of grant or modification using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 5.40% to 6.74%, weighted average expected lives of 4 to 9 years for options and 6 months for the Employee Stock Purchase Plan, 0.1% dividend yield and volatility of 26.3%. The effects of applying SFAS No. 123 in the pro forma net earnings (loss) and earnings (loss) per share for 1995 and 1996 may not be representative of the effects on such pro forma information for future years. In November 1995, the Board of Directors authorized a modification to the options outstanding under the Company's option plans which resulted in the change of the exercise price to $20.875, the market price on the date of the modification, for certain options with exercise prices over $21.00. Because no compensation was recognized for the original options, the modified options are treated as a new grant. Under SFAS 123, compensation cost of $23,655 in 1995 is recognized immediately for vested options for the fair value of the new options on the modification date. The effect of this modification has been included in the pro forma earnings (loss) per share amounts above.

   Warrant transactions are summarized as follows:


                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                       1994       PRICE        1995       PRICE        1996       PRICE
                                   ----------- ----------- ----------- ----------- ----------- -----------
Warrants outstanding--
beginning of year................   311,029    $24.65      497,181     $29.28      518,000     $31.30
Granted to sellers...............   300,000     31.33       65,000      37.95           --         --
Exercised .......................  (113,848)    22.03      (44,181)     18.35           --         --
Cancelled .......................        --        --           --         --      (20,000)     38.02
                                   ----------- ----------- ----------- ----------- ----------- -----------
Warrants outstanding--end of
year ............................   497,181    $29.28      518,000     $31.30      498,000     $31.03
                                   =========== =========== =========== =========== =========== ===========



   As discussed in note 10, the Company is contingently obligated to repurchase up to 13,944 shares of its Common Stock, aggregating approximately $353 at December 31, 1996.

   In 1995, the Company's Board of Directors authorized the repurchase in the open market of up to $50,000 of the Company's Common Stock. The purpose of the repurchase program was to have available treasury shares of Common Stock to satisfy contingent earn-out payments under prior business combinations accounted for by the purchase method. The repurchases were funded from cash from operations and drawings under the Company's revolving credit facility. In 1995, the Company repurchased 400,600 shares of Common Stock for an aggregate purchase price of approximately $12,790. No shares were repurchased in 1996. The repurchase program was discontinued in September 1996. During 1996 the Company reissued all 400,600 shares in partial satisfaction of earn-out payments.

(12) INCOME TAXES


   The  provision  for  income  taxes  on  earnings   before  income  taxes  and
extraordinary items is summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                   1994        1995        1996
                                               --------    --------    --------
Federal .................................      $ 18,388    $(13,341)   $ 55,577
State ...................................         3,729      (2,929)      8,138
                                               --------    --------    --------
                                               $ 22,117    $(16,270)   $ 63,715
                                               ========    ========    ========
Current .................................      $ 19,905    $  7,732    $ 21,515
Deferred ................................         2,212     (24,002)     42,200
                                               --------    --------    --------
                                               $ 22,117    $(16,270)   $ 63,715
                                               ========    ========    ========




   The amount computed by applying the Federal corporate tax rate of 35% in 1994, 1995 and 1996 to earnings before income taxes and extraordinary items is summarized as follows:


                                                   1994       1995       1996
                                                --------- ----------- ----------
Income tax computed at statutory rates .....   $ 20,643    $(14,791)   $ 39,018
State income taxes, net of Federal tax
benefit ....................................      2,424      (1,904)      5,290
Amortization of non-deductible intangibles .        993       1,975       2,293
Basis difference on assets sold ............         --          --      16,136
Valuation allowance adjustment .............     (1,675)     (2,111)     (1,353)
Other ......................................       (268)        561       2,331
                                               --------    --------    --------
                                               $ 22,117    $(16,270)   $ 63,715
                                               ========    ========    ========



   Deferred income tax (assets) liabilities at December 31, 1995 and 1996 are as follows:


                                                              1995         1996
                                                         ---------    ---------
Excess of book over tax basis of assets ..............   $  76,097    $ 109,900
Deferred pre-opening costs ...........................         199           84
Accrued workers compensation .........................      (3,769)     (10,874)
Deferred gain on sale-leaseback ......................      (2,775)      (2,413)
Allowance for doubtful accounts ......................     (11,384)     (21,753)
Accrued third-party payor settlements ................          --      (23,523)
Accrued claims........................................          --       (7,354)
Accrued vacation .....................................          --       (4,059)
Other accrued expenses not yet deductible for tax ....          --      (12,729)
Pre-acquisition separate company net operating loss
carryforwards ........................................      (7,612)      (4,679)
Other ................................................         170         (317)
                                                         ---------    ---------
                                                         $  50,926    $  22,283
Valuation allowance ..................................       1,353           --
                                                         ---------    ---------
                                                         $  52,279    $  22,283
                                                         =========    =========


   The decrease in the valuation allowance for deferred tax assets of $1,353 is attributable to the utilization of pre-acquisition separate company net operating loss carryforwards in the year ended December 31, 1996. Also, the Company recorded deferred tax assets in connection with business acquisitions
(primarily First American) of $70,843 in 1996, which has been applied as a reduction of goodwill.

   At December 31, 1996, certain subsidiaries of the Company had pre-acquisition net operating loss carryforwards available for Federal and state income tax purposes of approximately $12,154 which expire in the years 1997 through 2008. The annual utilization of these net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code.

(13) OTHER COMMITMENTS AND CONTINGENCIES

   IHS' contingent liabilities (other than liabilities in respect of litigation and the First American acquisition) aggregated approximately $52,449 as of December 31, 1996. IHS is obligated to purchase its Greenbriar facility upon a change in control of IHS. The net price of the facility is approximately $4,014. The lessor of this facility has the right to require Messrs. Robert Elkins and Timothy Nicholson to purchase all or any part of 13,944 shares of IHS Common Stock owned by it at a per share purchase price equal to the sum of $12.25 per share plus 9% simple interest per annum from May 8, 1988 until the date of such purchase. IHS has agreed to purchase such shares if Messrs. Elkins and Nicholson fail to do so. This amount aggregated approximately $353 at December 31, 1996. IHS has guaranteed approximately $6,600 of the lessor's indebtedness. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7,130 or the facility's fair market value. IHS has jointly and severally guaranteed a $1,231 construction loan made to River City Limited Partnership in which IHS has a 30% general partnership interest. IHS has guaranteed approximately $4,020 owed by Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which IHS has a 49% interest, to Finova Capital Corporation. IHS has guaranteed approximately $3,994 of a construction loan for Trizec, the entity from which IHS purchased the Central Park Lodges facilities. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia to secure certain of IHS' self-insured workers' compensation obligations, health benefits and other obligations. The maximum obligation was $15,670 at December 31, 1996. IHS has guaranteed approximately $539 owed by a managed facility to National Health Investors Inc. IHS has guaranteed approximately $8,898 owed by Litchfield Asset Management Corpooration to National Health Investors Inc. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. IHS is also obligated under certain circumstances to make contingent payments of up to $155,000 in respect of IHS' acquisition of First American (see note 9). In addition, IHS has obligations under operating leases aggregating approximately $235,789 at December 31, 1996. (See note 10).

   IHS leases ten facilities from Meditrust, a publicly-traded real estate investment trust. With respect to all the facilities leased from Meditrust, IHS is obligated to pay additional rent in an amount equal to a specified percentage (generally five percent) of the amount by which the facility's gross revenues exceed a specified amount (generally based on the facility's gross revenues during its first year of operation). If an event of default occurs under any Meditrust lease or any other agreement IHS has with Meditrust, Meditrust has the right to require IHS to purchase the facility leased from the partnership at a price equal to the higher of the then current fair market value of the facility or the original purchase price of the facility paid by Meditrust plus (i) the cost of certain capital expenditures paid for by Meditrust, (ii) an adjustment for the increase in the cost of living index since the commencement of the lease and (iii) all rent then due and payable (all such amounts to be determined pursuant to the prescribed formula contained in the lease). In addition, each Meditrust lease provides that a default under any other Meditrust lease or any other agreement IHS has with Meditrust constitutes a default under such lease. Upon such default, Meditrust has the right to terminate the leases and to seek damages based upon lost rent.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

   See note 2 for information concerning significant non-cash investing and financing activities related to business acquisitions for the years ended December 31, 1994, 1995 and 1996. Other significant non-cash investing and financing activities are as follows:

o The sale of Professional Community Management, Inc., which manages residential retirement community living units in Southern California, in 1994 resulted in decreases in net current assets of $716, property, plant and equipment of $200, other assets of $746 and intangible assets of $3,899, net current liabilities of $1,226 and debt of $31; offset by the $4,304 purchase price paid in the form of a note receivable.

o The Company declared cash dividends, which resulted in increases in current liabilities offset by decreases in retained earnings of $398 in 1994, $435 in 1995 and $471 in 1996.

o The write off of the Crestwood management agreement in 1995 resulted in a decrease in current assets of $5,969, a decrease in property of $2,322, a decrease in other assets of $13,624, and a non-cash charge to income of $21,915 (see note 18).

o In 1995, the write off of long lived assets in connection with SFAS No. 121 resulted in a decrease in property of $81,788, a decrease in intangible assets of $1,533, and a non-cash charge to income of $83,321. Also, the write-off of deferred pre-opening costs resulted in a decrease in intangible assets and a non-cash charge to income of $25,785 (see note 18).

o The sale of the Pharmacy division in 1996 resulted in a decrease in current assets of $25,901, a decrease in property of $9,399, a decrease in intangible assets of $52,173, an increase in investments in affiliates of $24,019, an increase in current liabilities of $17,888 and an increase in unrealized gain on available for sale securities of $9,360. Cash received for the sale of the Pharmacy division was $125,000 (see note 4).

o The sale of a majority interest in the assisted living division in 1996 resulted in a decrease in current assets of $1,716, a decrease in property of $48,375, a decrease in intangible assets of $1,667, an increase in investments in affiliates of $24,772 and a decrease in current liabilities of $8,073. Total cash received from the sale was $10,416 (see note 4).

o The sale of certain non-strategic assets in 1996 resulted in decreases in net current assets of $449, property of $8,730, other assets of $3,803, an increase in net current liabilities of $144 and a decrease in long term debt of $4,008. Total cash received from the sales was $1,293.

   Cash payments for interest were $20,728 in 1994, $49,863 in 1995 and $56,883 in 1996. Cash payments for income taxes were $13,761 in 1994, $27,549 in 1995 and $38,193 in 1996.

(15) EXTRAORDINARY ITEMS

   In the second quarter of 1996, the Company replaced its $500,000 revolving credit and term loan facility with the $700,000 revolving credit facility (see note 8). This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $2,327 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $896, is presented in the statement of earnings as an extraordinary item of $1,431.

   In the second quarter of 1995, the Company replaced its $250,000 revolving credit and term loan facility with a $500,000 revolving credit and term loan facility (see note 8). This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $826 representing the write-off of deferred financing costs. In the fourth quarter of 1995, the Company incurred prepayment penalties on debt in the amount of $821. Such losses, reduced by the related income tax effect of $634, is presented in the statement of earnings as an extraordinary item of $1,013.


   In September 1994, the Company replaced its $260,000 revolving credit and term loan facility with a $250,000 revolving credit and term loan facility (see note 8). Such event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $6,839, representing the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $2,565, is presented in the statement of earnings as an extraordinary item of $4,274.

(16) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The  carrying  amount  of  cash  and  cash   equivalents,   patient  accounts
receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short-term maturity of these instruments. The fair value of temporary investments is estimated based on quoted market prices for these or similar investments. The fair value of third-party payor settlements receivable is estimated by discounting anticipated cash flows using estimated market discount rates to reflect the time value of money. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar instruments with the same remaining maturities. Management of the Company believes the carrying amount of the above financial instruments approximates the estimated fair value. The Company has investments in unconsolidated affiliates described in note 4, which are untraded companies and joint ventures. The Company has notes receivable from unaffiliated individuals and untraded companies totaling $26,115 and $28,102 at December 31, 1995 and 1996, respectively. Also, the Company has guaranteed the indebtedness of two of its leased facilities and has purchase option deposits of $57,147 and $74,131 on 89 leased and managed facilities of which $25,357 and $29,375 is refundable at December 31, 1995 and 1996, respectively. It is not practicable to estimate the fair value of these investments, notes and guarantees since they are not traded, no quoted values are readily available for similar financial instruments and the Company believes it is not cost-effective to have valuations performed. However, management believes that there has been no permanent impairment in the value of such investments and no indication of probable loss on such guarantees.

(17) RELATED PARTY TRANSACTIONS

   In December 1996, the Company loaned $2,000 to Community Care of America, Inc. ("CCA") and received a management agreement and warrants to purchase up to 9.9% of CCA's common stock at a price of $3.25 per share. The loan bears interest at the annual rate of interest set forth in the Company's Revolving Credit Agreement plus 2% and is due on December 27, 1998. Dr. Robert N. Elkins, Chairman and Chief Executive Officer of the Company, is a director of CCA, and John Silverman, a director and employee of the Company, is Chairman of the board of directors of CCA.

   In November 1996, the Company purchased LifeWay, Inc., ("LifeWay") a disease management company in Miami, Florida for approximately $900 through the issuance of 38,502 shares of common stock. Prior to the purchase, IHS owned approximately 10% of LifeWay and Dr. Robert N. Elkins, IHS' Chairman and Chief Executive Officer, beneficially owned approximately 65%. IHS also issued 48,129 shares of Common Stock to Mr. Elkins in payment of outstanding loans of $1,125 from Mr. Elkins to LifeWay and 8,784 shares in partial payment of a bonus to a stockholder of LifeWay.

   In October 1996, the Company loaned $3,445 to ILC. Dr. Robert N. Elkins, Chairman and Chief Executive Officer of the Company, is Chairman of the Board of Directors of ILC and Lawrence P. Cirka, President and Chief Operating Officer of the Company, is a director of ILC.

   In 1994, the Company sold and leased back three of its geriatric care facilities in a transaction with affiliates of Capstone Capital Corporation ("Capstone Capital"), at the time a newly formed real estate investment trust. Robert N. Elkins, Chairman of the Board and Chief Executive Officer of the Company, is a Director of Capstone Capital and Richard M. Scrushy, at the time a director of the Company, is Chairman of the Board of Capstone Capital.
The proceeds received by the Company were $28,210.

   In April 1993, a wholly-owned subsidiary of the Company acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. Robert N. Elkins, Chairman of the Board and Chief Executive Officer of the Company, is a director of Speciality Care PLC, and Timothy Nicholson, a director of the Company, is Chairman and Managing
Director of Speciality Care PLC. Mr. Nicholson was formerly Executive Vice President of the Company. In 1995 the Company invested an additional $4,384 in Speciality Care PLC. As a result of the Company's additional investment, the Company has a 21.3% interest in the Common Stock and a 63.65% interest in the 6% cumulative convertible preferred stock. The Company's equity in Speciality Care PLC was $9,379 at December 31, 1996 (see note 4).

(18) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS IN 1995

   In the fourth quarter of 1995, the Company, as well as industry analysts, believed that Medicare and Medicaid reform was imminent. Both the House and Senate balanced budget proposals proposed a reduction in future growth in Medicare and Medicaid spending from 10% a year to approximately 4-6% a year. While Medicare and Medicaid reform had been discussed prior to the fourth quarter, the Company came to believe that a future reduction in the growth of Medicare and Medicaid spending was now virtually a certainty. Such reforms include, in the near term, a continued freeze in the Medicare routine cost limit
(RCL), followed by reduced increases in later years, more stringent documentation requirements for Medicare RCL exception requests, reduction in the growth in Medicaid reimbursement in most states, as well as salary equivalency in rehabilitative services and, in the longer term (2-3 years), a switch to a prospective payment system for home care and nursing homes, and repeal of the "Boren Amendment", which requires that states pay hospitals "reasonable and adequate" rates. The Company estimated the effect of the aforementioned reforms on each nursing and subacute facility, as well as on its rehabilitative services, respiratory therapy, home care, mobile diagnostic and pharmacy divisions by reducing (or in some cases increasing) the future revenues and expense growth rates for the impact of each of the aforementioned factors. Accordingly, these events and circumstances triggered the early adoption of Statement of Financial Accounting Standards No. 121 in the fourth quarter of 1995. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used.

   In estimating the future cash flows for determining whether an asset is impaired, and if expected future cash flows used in measuring assets are impaired, the Company grouped its assets at the lowest level for which there are identifiable cash flows independent of other groups of assets. These levels were each of the individual nursing/subacute facilities, and each of the home health, rehabilitative therapy, respiratory therapy, pharmacy and mobile diagnostics divisions. The results of comparing future undiscounted cash flows to historical carrying value were that 12 individual nursing facilities and one assisted living facility were identified for an impairment charge. None of the remaining facilities or business units were identified since only those facilities or business units where the carrying value exceeded the undiscounted cash flows are considered impaired. The business units having significant goodwill were not identified for an impairment charge because projected undiscounted cash flows were sufficient to recover goodwill over the remainder of the 40 year estimated useful life. Prior to adoption of SFAS 121, the Company evaluated impairment on the entity level. Such an evaluation yielded no impairment as of September 30, 1995.

   After determining the facilities eligible for an impairment charge, the Company determined the estimated fair value of such facilities. Also, the Company obtained valuation estimates prepared by independent appraisers or had received offers from potential buyers on 6 of the 12 facilities identified for impairment, comprising 72% of the total charge. Such valuation estimates were obtained to corroborate the Company's estimate of value. The excess carrying value of goodwill, buildings and improvements, leasehold improvements and equipment above the fair value was $83,321 (of which $1,533 represented goodwill and $81,788 represented property and equipment), which was included in the statement of operations for 1995 as loss on impairment of long-lived assets.

(18) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES (Continued)


OTHER NON-RECURRING CHARGES (INCOME)


                                                                1995        1996
                                                             ---------   ----------
Other non-recurring charges (income) are summarized as
follows:
 Write-off of deferred pre-opening costs in connection with
  change in accounting estimate ...........................   $ 25,785     $     --
 Loss on management contract termination ..................     21,915        7,825
 IntegraCare merger costs .................................      1,939           --
 Gain on sale of Pharmacy division ........................         --      (34,298)
 Loss on sale of majority interest in  Integrated Living
  Communities, Inc. .......................................         --        8,497
 Loss on closure of redundant home health agencies ........         --        3,519
                                                              --------     --------
                                                              $ 49,639     $(14,457)
                                                              ========     ========



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

   In connection with the adoption of SFAS No. 121 described above, the Company adopted a change in accounting estimate to write-off in 1995 all deferred pre-opening costs of MSUs. This change was made in recognition of the circumstances, discussed above, which raised doubt about and thereby triggered the assessment of recoverability of long-lived assets in 1995. These circumstances also raised doubt as to the estimated future benefit and recoverability of deferred pre-opening costs, resulting in the Company's decision to write-off $25,785 of deferred pre-opening costs. In connection with the change in accounting estimate regarding the future benefits and recoverability of deferred pre-opening costs, the Company has changed its accounting method beginning in 1996 from deferring and amortizing pre-opening costs to recording them as an expense when incurred. The effect of this change in 1996 was to decrease amortization expense by approximately $3,900 and to increase operating expenses by approximately $3,900.


   On July 30, 1996, the Company sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150,000, consisting of cash of $125,000 and shares of Capstone Common Stock having a value of approximately $25,000. The Company had determined that its ownership of pharmacy operations is not critical to the development and implementation of its post-acute care network strategy. As a result of the sale, the Company recorded a $34,298 pre-tax gain ($298 gain after income taxes). Because IHS's investment in the pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale (see note 4).

   On October 9, 1996, ILC, a wholly owned subsidiary of IHS, completed an initial public offering of ILC common stock. The Company had determined that the direct operation of assisted-living communities is not required for its post-acute care network strategy. In connection with the ILC offering the Company sold 1,400,000 of ILC common stock and recorded a $8,497 loss. Following the offering, the Company continues to own 2,497,900 shares of ILC Common Stock, representing 37.3% of the outstanding ILC common stock (see note 4).

(18) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES (Continued)



   The Company's strategy is to expand its home health care services to take advantage of health care payors' increasing focus on having healthcare provided in the lowest-cost setting possible and patients' desires to be treated at home. As a result, during the fourth quarter of 1996, the Company acquired First American Health Care of Georgia Inc. ("First American"), a provider of home health services in 21 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. In addition, the Company has acquired other home care companies during 1994, 1995 and 1996. In the fourth quarter of 1996, the Company, as a large provider of home nursing service, has recorded a $3,519 non-recurring charge resulting from the closure of certain redundant home care agencies in markets where First American presently provides home health services.

   In connection with the acquisition of First American, the Company terminated the All Seasons management contract, a 10 year contract entered into in September 1994 to manage six geriatric care facilities in Washington State. As a result of the lack of synergies with First American home care agencies, as well as changes to the reimbursement environment within the state of Washington, the Company believed it was in its best interest to terminate such contract. As a result, the Company incurred a $7,825 loss on the termination. Such loss consists of the write-off of $3,803 of management fees and $4,022 of loans made to All Seasons.

(19) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

   The following  infomation is provided in accordance  with the AICPA Statement
of  Position   No.  94-6,   "Disclosure   of  Certain   Significant   Risks  and
Uncertainties."


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

   The Company receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and from the states in which its facilities and/or services are provided, are located under Medicaid. Revenue derived from Medicare and various state Medicaid reimbursement programs represented 37.2% and 22.3%, respectively, of the Company's revenue for the year ended December 31, 1996, and the Company's operations are subject to a variety of other Federal, state and local regulatory requirements. Failure to maintain required regulatory approvals and licenses and/or changes in such regulatory requirements could have a significant adverse effect on the Company. Changes in Federal and state reimbursement funding mechanisms, related government budgetary constraints and differences between final settlements and estimate settlements receivable under Medicare and Medicaid retrospective reimbursement programs, which are subject to audit and retroactive adjustment, could have a significant adverse effect on the Company. The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain per diem rate approvals for costs which exceed the Medicare established per diem rate limits and by obtaining waivers of these limitations. Also, the Company is from time to time subject to malpractice and related claims and lawsuits, which arise in the normal course of business and which could have a significant effect on the Company. The Company believes that adequate provision for these items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

   Since its inception, the Company has grown through acquisitions, and realization of acquisition costs, including intangible assets of businesses acquired, is dependent initially upon the consummation of the acquisitions and subsequently upon the Company's ability to successfully integrate and manage acquired operations. Also, the Company's development of post-acute care networks is dependent upon successfully effecting economics of scale, the recruitment of skilled personnel and the expansion of services and related revenues.

(20) SUBSEQUENT EVENTS

   In January 1997, the Company acquired all of the outstanding stock of In-Home Healthcare, Inc., which provides home health care services. The total purchase price was $3,200.

   In February 1997, the Company acquired the assets of Portable X-Ray Labs Inc., which provides mobile x-ray services. Total purchase price was $4,900.

   In February 1997, the Company acquired the assets of Professional Health Services, Inc., which provides mobile x-ray services. Total purchase price was $350.

   In March 1997, the Company acquired the assets of Doctor's Home Health Agency, Inc., which provides home healthcare in Florida. Total purchase price was $350.

   In addition, IHS has reached agreements in principle to acquire a contract rehabilitation company in Florida for approximately $1,350, a mobile x-ray company in North Carolina for approximately $225, a contract rehabilitation company in the midwest for approximately $23,100, and a contract to manage a home health company in Tennessee. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, different terms, or at all.

(21) PROPOSED CORAM MERGER

   On October 19, 1996, IHS and Coram entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly-owned subsidiary of IHS into Coram, with Coram becoming a wholly-owned subsidiary of IHS. On March 30, 1997, IHS and Coram agreed to amend the terms of the merger agreement, effective the close of business on Friday April 4, 1997, unless either party terminates the amendment prior to its effectiveness. Under the amended agreement, the exchange ratio will be reduced to 0.15 shares of IHS Common Stock for each share of Coram common stock from the original exchange ratio of 0.2111 shares of IHS Common Stock for each share of Coram common stock. Based on the closing price of the IHS Common Stock on the last business day prior to execution of the amendment agreement, IHS is paying $4.35 per share of Coram Common Stock. IHS expects to issue approximately 7.11 million shares in the merger, and to reserve approximately 2.35 million shares for issuance upon exercise of outstanding Coram options and warrants. IHS expects to assume approximately $375 million of Coram's indebtedness in connection with the transaction. The amendment is subject to approval by both Boards of Directors, and may be terminated by either party for any reason before the close of business on Friday April 4, 1997.

                       INTEGRATED HEALTH SERVICES, INC.
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                               1994            1995            1996
                                           ------------   ------------    -------------
Allowance for doubtful accounts:
  Balance at beginning of period .......    $  4,592         $ 16,630        $ 18,128
  Provisions for bad debts .............      16,359           19,359          29,913
  Acquired companies ...................      16,760              993          10,932
  Accounts receivable written-off (net
   of recoveries) ......................     (21,081)         (18,854)        (17,446)
                                            ----------    ------------    -------------
                                            $ 16,630         $ 18,128        $ 41,527
                                            ==========    ============    =============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR

   The section entitled "Proposal No. 1--Elections of Directors" in the Company's Proxy Statement for the Annual Meeting of stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

   See "Part I--Item 1. Executive Officers of the Company."

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements and Financial Statement Schedules

   (1) and (2) See "Index to Consolidated Financial Statements and Supplemental Schedules" at Item 8 of this Annual Report on Form 10-K.


   (3) The following exhibits are filed or incorporated by reference as part of this Annual Report (Exhibit Nos. 10.60, 10.61, 10.62, 10.63, 10.64, 10.65,
10.66,  10.67,  10.68,  10.69,  10.70, 10.71, 10.72, 10.73, 10.74, 10.75, 10.76,
10.77,  10.78,  10.79,  10.80,  10.81,  10.82,  10.83 and  10.84 are  management contracts, compensatory plans or arrangements):



2.1          --  Assets  Purchase  Agreement  dated as of June 20,  1996 by and  among  the  Company,  various subsidiaries of the Company and Capstone Pharmacy Services, Inc., as amended. (28)
2.2          --  Stock Purchase Agreement dated as of August 25, 1996 by and among the Company,  Signature and
                 Selling Stockholders of Signature. (29)
2.3.         --  Merger  Agreement dated as of February 21, 1996 among Integrated  Health Services,  Inc., IHS
                 Acquisition  XIV,  Inc., and First  American  Health Care of Georgia,  Inc. and its principal shareholders. (30)
2.4          --  Amendment to Merger Agreement,  dated as of September 9, 1996, by and among Integrated Health
                 Services,  Inc., IHS  Acquisition  XIV, Inc.,  First American  Health Care of Georgia,  Inc.,
                 Robert J. Mills and Margie B. Mills. (30)
2.5          --  Agreement  and Plan of Merger  entered  into as of October 19, 1996,  among Coram  Healthcare
                 Corporation, Integrated Health Services, Inc., and IHS Acquisition XIV, Inc. (31)
3.1          --  Third Restated Certificate of Incorporation, as amended. (1)
3.2          --  Amendment to the Third Restated Certificate of Incorporation, dated May 26, 1995. (2)
3.3          --  Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock (3)
3.4          --  By-laws, as amended. (24)
4.1          --  Indenture,  dated as of December 1, 1992, between Integrated Health Services, Inc. and Signet
                 Trust Company, as Trustee,  relating to the Company's 6% Convertible Subordinated Debentures.
                 (5)
4.2          --  Form of 6% Debenture (included in 4.1). (5)
4.3          --  Indenture,  dated as of December 15, 1993, from Integrated Health Services,  Inc., as Issuer, to The Bank of New York (as  successor in  interest) to  NationsBank  of Virginia,  N.A.,  as
                 Trustee,  relating to the Company's 5 3/4 % Convertible  Senior  Subordinated  Debentures due
                 2001.(6)
4.4          --  Form of 5 3/4 % Debenture (included in 4.3) (6)
4.5          --  Registration  Rights  Agreement,  dated as of December 17, 1993,  between  Integrated  Health
                 Services,  Inc. and Smith Barney Shearson Inc.  relating to the Company's 5 3/4 % Convertible
                 Senior Subordinated Debentures due 2001. (6)
4.6.         --  Supplemental  Indenture dated as of September 15, 1994 between  Integrated  Health  Services,
                 Inc. and The Bank of New York (as successor in interest) to NationsBank of Virginia N.A. (7)
4.7          --  Indenture,  dated as of July 1, 1994,  between  Integrated  Health Services,  Inc. and Signet
                 Trust Company, Inc. relating to the Company's 10 3/4 % Senior Subordinated Notes due 2004 (8)
4.8          --  Form of Note (included in 4.7)(8)





4.9          --  Amended and Restated Supplemental Indenture, dated as of May 15, 1995, from Integrated Health
                 Service,  Inc. to Signet Trust Company,  as trustee,  relating to the Company's 9 5/8% Senior
                 Subordinated Notes due 2002 and 9 5/8 % Senior Subordinated Notes due 2002, Series A.(24)
4.10         --  Form of 9 5/8 % Senior Subordinated Notes (included in 4.9). (24)
4.11         --  Indenture, dated as of May 15, 1996 between the Company and Signet Trust Company, as Trustee.
                 (26)
4.12         --  Supplemental Indenture,  dated as of June 13, 1996, to the Indenture dated as of July 1, 1994 between the Company and Signet Trust Company, as Trustee. (26)
4.13         --  Supplemental  Indenture,  dated as of June 13, 1996, to the Amended and Restated Supplemental
                 Indenture,  dated as of May 15,  1995,  between  the  Company and Signet  Trust  Company,  as
                 Trustee. (26)
10.1         --  Letter dated March 28, 1991 from Integrated  Health Services of Brentwood,  Inc.,  Integrated
                 Health Services,  Inc., Alpine Manor, Inc.,  Briarcliff Nursing Home, Inc.,  Cambridge Group,
                 Inc.,  Integrated  Health Services of Riverbend,  Inc.,  Integrated  Health Services of Cliff
                 Manor,  Inc.,  Integrated  Health Group,  Elm Creek of IHS, Inc.,  Spring Creek of IHS, Inc.,
                 Carriage-By-The-Lake  of  IHS,  Inc.  and  Firelands  of  IHS,  Inc.  to  Meditrust  Mortgage
                 Investments, Inc. (9)
10.2         --  Loan and Security Agreement dated as of May 1, 1990 by and between Sovran  Bank/Central South and Integrated of Amarillo, Inc. (9)
10.3         --  Amended and Restated Promissory Note dated April 8, 1991 made by Integrated of Amarillo, Inc.
                 in favor of Sovran Bank/Tennessee in the aggregate principal amount of $300,000. (9)
10.4         --  Construction  Loan  Agreement  dated  November,  1990 by and between  First  National Bank of
                 Vicksburg and River City Limited Partnership. (9)
10.5         --  Guaranty and Suretyship  Agreement,  dated as of January 1, 1992,  between  Integrated Health
                 Services, Inc. and Nationsbank of Tennessee. (9)
10.6         --  Deed of Trust Note from  Integrated  Health  Services at  Alexandria,  Inc. to Oakwood Living
                 Centers of Virginia, Inc., dated June 4, 1993. (10)
10.7         --  Loan  Agreement  dated as of December 30, 1993, by and among  Integrated  Health  Services at
                 Colorado Springs, Inc. as Borrower,  Integrated Health Services, Inc., as Guarantor, and Bell
                 Atlantic Tricon Leasing Corp. (6)
10.8         --  Promissory  Note,  dated  December 30, 1993 made by  Integrated  Health  Services at Colorado
                 Springs, Inc. in favor of Bell Atlantic Tricon Leasing Corp. (6)
10.9         --  Guaranty Agreement,  dated as of December 30, 1993, made by Integrated Health Services,  Inc.
                 in favor of Bell Atlantic Tricon Leasing Corp. (6)
10.10        --  Revolving Credit and Term Loan Agreement dated as of April 20, 1995 among  Integrated  Health
                 Services, Inc., Citicorp USA, Inc. and the lenders named herein. (23)
10.11        --  First  Amendment to revolving  credit and term loan agreement  dated as of May 11, 1995 among
                 Integrated Health Services, Inc., and Citicorp USA, Inc., et al. (24)
10.12        --  Guaranty by Integrated  Health  Services,  Inc. dated  December 16, 1993 to IFIDA  Healthcare
                 Group,  Ltd.,  Morris Manor  Associates,  Plymouth  House Health Care Center,  Inc.,  Chateau
                 Associates,  Broomall Associates, Lake Ariel Associates,  Winthrop House Associates,  Limited
                 Partnership,  Mill  Hill  Associates,  Limited  Partnership,  Hillcrest  Associates  and Kent
                 Associates, L.P. (13)
10.13        --  Loan Agreement, dated December 20, 1993, by and between Integrated Health Services at Central
                 Florida, Inc. and Southtrust Bank of Alabama, National Association. (6)
10.14        --  Mortgage and Security Agreement,  dated December 20, 1993, between Integrated Health Services of Central Florida, Inc. and Southtrust Bank of Alabama, National Association. (13)





10.15        --  Guaranty Agreement, dated December 20, 1993, by Integrated Health Services, Inc. in favor of
                 Southtrust Bank of Alabama, National Association. (13)
10.16        --  Assignment and Pledge of Deposit  Account,  dated December 20, 1993, from Integrated  Health
                 Services  at  Central  Florida,  Inc.  in  favor of  Southtrust  Bank of  Alabama,  National
                 Association. (13)
10.17        --  Lease Agreement dated as of July 11, 1985 (Cambridge Health Care Center,  Indianapolis,  IN)
                 by and between Cambridge Group of Indiana,  Inc. and The Mediplex Group, Inc., as amended by the First Amendment to Lease Agreement dated as of December 19, 1985 and Second Amendment to
                 Lease Agreement dated as of October 24, 1990. (9)
10.18        --  Lease Guaranty dated February 10, 1989 by Integrated  Health  Services,  Inc. to and for the
                 benefit of Mediplex of Indiana, Inc. (9)
10.19        --  Facility Lease dated as of December 30, 1986 (Somerset Nursing Home, Bound Brook, NJ) by and
                 between Integrated Health Services, Inc. and Meditrust. (9)
10.20        --  Facility Lease and Security Agreement dated as of August 13, 1987 (Briarcliff  Nursing Home,
                 Alabaster,  AL) by and between Briarcliff Nursing Home, Inc. and Meditrust of Alabama, Inc.,
                 as amended by First Amendment of Lease dated December 30, 1987 and Second Amendment of Lease
                 Agreement dated March 23, 1989. (9)
10.21        --  Facility  Lease and Security  Agreement  dated as of December 30, 1987 (Alpine Manor Nursing
                 Home, Erie, PA) by and between Alpine Manor, Inc. and Meditrust at Alpine,  Inc., as amended by the First Amendment of Lease Agreement dated as of March 23, 1989. (9)
10.22        --  Facility Lease and Security  Agreement dated as of March 24, 1988 (Cliff Manor Nursing Home,
                 Riverside,  Missouri) by and between  Integrated  Health  Services of Cliff Manor,  Inc. and
                 Meditrust of Missouri, Inc. (9)
10.23        --  Pledge Agreement dated March 24, 1988 by and between  Integrated  Health Services,  Inc. and
                 Meditrust of Missouri, Inc., relating to Cliff Manor Nursing Home, Riverside, Missouri. (9)
10.24        --  Facility Lease and Security Agreement dated as of May 5, 1988 (Riverbend Nursing Home, Grand
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
                 S. Semelsberger, Sr. (9)
10.35        --  Letter dated  December 7, 1990 among  Integrated  Health  Services,  Inc., Elm Creek of IHS,
                 Inc., Spring Creek of IHS, Inc.,  Carriage-By-The-Lake  of IHS, Inc., Firelands of IHS, Inc.
                 and Meditrust of Ohio, Inc. (9)
10.36        --  Memorandum of Facility  Lease and Security  Agreement  dated December 7, 1990 by and between
                 Meditrust of Ohio, Inc. and Elm Creek of IHS, Inc. Memorandum of Facility Lease and Security
                 Agreement  dated December 7, 1990 by and between  Meditrust of Ohio, Inc. and each of Spring
                 Creek of IHS, Inc., Firelands of IHS, Inc. and  Carriage-By-The-Lake  of IHS, Inc. have been omitted because such agreements are substantially identical to the aforementioned agreement.
                 (9)
10.37        --  Letter dated December 11, 1990 between  Integrated Health Services,  Inc., Elm Creek of IHS,
                 Inc., Spring Creek of IHS, Inc.,  Carriage-By-The-Lake of IHS, Inc., Firelands of IHS, Inc.,
                 and Meditrust of Ohio, Inc. (9)
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
                 of Nationwide Health Services, Inc. (5)





10.49        --  Purchase Option Agreement,  dated December 7, 1992, by and between Heritage/Highlands Health
                 Care Associates  Limited  Partnership and Integrated  Health Services at Hanover House, Inc.
                 (5)
10.50        --  Letter dated  February 18, 1994,  to IFIDA Health Care Group,  Ltd. from  Integrated  Health
                 Services, Inc. (13)
10.51        --  Facilities  Agreement dated as of August 31, 1994 by and among  Litchfield  Asset Management
                 Corp., Integrated Health Services of Lester, Inc and Integrated Health Services, Inc. (16)
10.52        --  Lease dated as of August 31, 1994 between  Litchfield  Asset Management Corp. and Integrated
                 Health Services of Lester,  Inc. As permitted by the  instructions to Item 601 of Regulation
                 S-K, the 42 additional Lease Agreements between  subsidiaries of Integrated Health Services,
                 Inc. and Litchfield  Asset Management Corp. have been omitted because each such agreement is substantially identical in all material respects to the aforementioned Lease Agreement (16)
10.53        --  Purchase Option  Agreement dated as of August 31, 1994 between  Litchfield  Asset Management
                 Corp. and Integrated  Health  Services of Lester,  Inc. As permitted by the  instructions of
                 Item  601  of  Regulation  S-K,  the  42  additional   Purchase  Option  Agreements  between
                 subsidiaries of Integrated Health Services,  Inc. and Litchfield Asset Management Corp. have been  omitted  because  each such  agreeement  is  substantially  identical  in all material respects to the aforementioned Purchase Option. (16)
10.54        --  Guaranty dated as of August 31, 1994 by Integrated Health Services,  Inc. for the benefit of
                 Litchfield Asset Management Corp. (16)
10.55        --  Warrant to Purchase Shares of Common Stock of Integrated  Health Services,  Inc. dated as of
                 August 31, 1994 issued to Litchfield Asset Management Corp. (16)
10.56        --  Participation  Agreement  dated as of August 31, 1994 between  Litchfield  Asset  Management
                 Corp. and Integrated Health Services of Lester, Inc. (16)
10.57        --  Agreement of Limited Partnership of River City Limited Partnership dated December 6, 1989 by and between Sydney House, Inc., Delco, Inc. and the limited partners named therein. (9)
10.58        --  Stock Issue  Agreement  dated May 18,  1988,  as amended on  December  21, 1990 by and among
                 Integrated  Health  Services,  Inc.,  Robert N.  Elkins,  Timothy F.  Nicholson  and Skilled
                 Rehabilitation Services, Inc. (9)
10.59        --  Form of Indemnity Agreement. (9)
10.60        --  Integrated Health Services, Inc. Equity Incentive Plan, as amended. (17)
10.61        --  Integrated Health Services, Inc. 1990 Employee Stock Option Plan, as amended. (17)
10.62        --  Integrated Health Services, Inc. 1992 Stock Option Plan (17)
10.63        --  Integrated Health Services, Inc. Employee Stock Purchase Plan (17)
10.64        --  Senior Executives' Stock Option Plan. (18)
10.65        --  Cash Bonus Replacement Plan (22)
10.66        --  Integrated  Health  Services,  Inc.  Stock Option Plan for New  Non-Employee  Directors,  as
                 amended. (27)
10.67        --  Integrated Health Services,  Inc. Stock Option Compensation Plan for Non-Employee Directors,
                 as amended. (27)
10.68        --  Integrated Health Services, Inc. 1995 Stock Option Plan for Non-Employee Directors. (27)
10.69        --  Stock Option  Agreement,  dated as of November 27, 1995,  by and between  Integrated  Health
                 Services, Inc. and John Silverman. (27)
10.70        --  Integrated Health Services, Inc. 1994 Stock Incentive Plan, as amended. (27)
10.71        --  1996 Stock Incentive Plan of Integrated Health Services, Inc. (27)





10.72        --  Integrated Health Services,  Inc. Key Employee Supplemental Executive Retirement Plan ("Plan
                 A")(24)
10.73        --  Integrated Health Services, Inc. Supplemental Executive Retirement Plan ("Plan B")(24)
10.74        --  Integrated Health Services, Inc. Supplemental Deferred Compensation Plan ("Plan Z")(24)
10.75        --  Option  Agreement  dated January 25, 1988 by and between Timothy F. Nicholson and Integrated
                 Health Services, Inc. (9)
10.76        --  Employment  Agreement dated January 1, 1994 between  Integrated  Health  Services,  Inc. and
                 Robert N. Elkins (25)
10.77        --  Amendment  No. 1 to  Employment  Agreement  dated as of January 1, 1995  between  Integrated
                 Health Services, Inc. and Robert N. Elkins (25)
10.78        --  Employment  Agreement dated as of January 1, 1994 between  Integrated Health Services,  Inc.
                 and Lawrence P. Cirka (25)
10.79        --  Amendment to  Employment  Agreement  dated as of January 1, 1995 between  Integrated  Health
                 Services, Inc. and Lawrence P. Cirka (25)
10.80        --  Employment  Agreement dated as of October 1, 1996 between  Integrated Health Services,  Inc.
                 and C. Christian Winkle
10.81        --  Employment Agreement dated June 5, 1995 between Asia Care, Inc. and John L. Silverman (22)
10.82        --  Amendment to  Employment  Agreement  dated as of April 1, 1996 between Asia Care and John L.
                 Silverman (25)
10.83        --  Employment  Agreement dated as of May 1, 1995 between  Integrated Health Services,  Inc. and
                 Virginia Dollard.
10.84        --  Employment  Agreement dated as of June 1, 1994 between Integrated Health Services,  Inc. and
                 Anthony Masso.
10.85        --  Consultation  Agreement,  dated as of February 1, 1992,  between Integrated Health Services,
                 Inc. and Park Regency Ltd. I. (15)
10.86        --  Pledge Agreement and Amendment No 1 to Agreement for Consulting and Management  Services and
                 Personal  Services  Agreement,  dated  January  4,  1993,  among the  Company,  Health  Care
                 Consulting, Inc., Health Care Systems, Inc., Grantly Payne, and Scott Robertson. (19)
10.87        --  Revolving Credit and Security Agreements,  dated as of December 30, 1992, between Integrated
                 Health Services, Inc. and Morgan Hill Health Care Investors, Inc. (19)
10.88        --  Purchase Option, dated as of December 1, 1992, between Integrated Health Services at Denton,
                 Inc. and Wesleyan Home Care, Inc. (19)
10.89        --  Purchase  Option  and Right of First  Refusal  Agreement,  dated  January  20,  1993,  among
                 Integrated  Health  Services of Missouri,  Inc.,  Dominic F. Tutera,  Joseph C. Tutera,  and
                 Michael J. Tutera. (19)
10.90        --  Purchase  Option and Right of First  Refusal  Agreement  dated  January  20,  1993,  between
                 Integrated Health Services of Missouri, Inc. and Dominic F. Tutera. (19)
10.91        --  Revolving Credit and Security  Agreement dated January 20, 1993,  between  Integrated Health
                 Services of Missouri, Inc. and Cenill, Inc. (19)
10.92        --  Purchase Option Agreement,  dated December 28, 1992,  between  Briarcliff Nursing Home, Inc.
                 and Meditrust of Alabama, Inc. (19)
10.93        --  Warrant to Purchase  Shares of Common  Stock dated July 1, 1992 issued to  Driftwood  Health
                 Care Managers, Inc. (19)
10.94        --  Guaranty dated July 1, 1992 made by Integrated Health Services, Inc. (19)
10.95        --  Guaranty dated September 15, 1992 made by Integrated Health Services, Inc. (19)






10.96        --  (i) Aircraft  Purchase  Agreement  between Steve Allen Aircraft  Sales,  Inc. and Integrated
                 Health Services,  Inc.,  dated as of May 27, 1993, and (ii) Bill of Sale between  Integrated
                 Health Services,  Inc. and Integrated Health Services of Skyview, Inc., dated June 30, 1993.
                 (10)
10.96        --  Assignment Agreement dated May 28, 1993 among Square D Company,  Integrated Health Services,
                 Inc., Manekin at Owings Mills I Limited Partnership, and McDonough School, Inc. (10)
10.98        --  Assignment  dated  June 1, 1993  among  Integrated  Health  Services,  Inc.,  Rouse-Teachers
                 Properties, Inc., Rouse Office Management, Inc. and Square D Company. (10)
10.99        --  Consulting Agreement dated as of April 26, 1993 between Integrated Health Services, Inc. and
                 Timothy F. Nicholson. (11)
10.100       --  Loan and Security Agreement,  dated July 7, 1993, among Health Care Industries  Corporation,
                 Integrated Health Services, Inc., and Jack Semelsberger, Sr. (20)
10.101       --  Stock  Subscription  Agreement,  dated December 16, 1993, by and between  Integrated  Health
                 Services,  Inc. and Plymouth House Health Care Center, Inc. As permitted by the Instructions to Item 601 of Regulation S-K, the Stock Subscription  Agreements entered into by Integrated
                 Health Services, Inc. with Mill Hill Associates, Limited Partnership,  Hillcrest Associates,
                 Broomall  Associates,  Lake Ariel  Associates,  Ltd.,  Winthrop  House  Associates,  Limited
                 Partnership,  Chateau  Associates,  and Kent  Associates have been omitted because each such agreement is substantially  identical in all material respects to the  aforementioned  stock subscription agreement. (13)
10.102       --  Amended and Restated  Purchase and Sale Agreement  dated as of October 27, 1993 by and among
                 Trizec Properties Inc.,  Triangle Realty  Investments,  Inc. and Integrated Health Services,
                 Inc. (21)
10.103       --  Purchase  Option  Agreement,  made and  entered  into  January 2, 1994 by and among James M.
                 Dobbins, Sr., James M. Dobbins, Jr., Bryan D. Burr, George Lytal, Mary Lou Glantz, Crestwood
                 Hospitals, Inc., West Coast Cambridge, Inc. and Integrated Health Services, Inc. (6)
10.104       --  Partnership  Purchase Option  Agreements,  made and entered to January 1, 1994, by and among
                 James M. Dobbins, Sr., James M. Dobbins,  Jr., Bryan D. Burr and West Coast Cambridge,  Inc.
                 (6)
10.105       --  Facilities Credit Agreement,  dated January 1, 1994, between Crestwood  Hospitals,  Inc. and
                 West Coast Cambridge, Inc. (6)
10.106       --  Management  Agreement,  made and entered into (and effective as of) January 1, 1994, between and among Crestwood  Hospitals,  Inc., West Coast Cambridge,  Inc.,  James M. Dobbins,  Sr.,
                 James M. Dobbins, Jr., and Bryan D. Burr. (6)
10.107       --  Loan Agreement,  dated December 16, 1993, between Mill Hill Associates,  Limited Partnership and  Integrated  Health  Services  at  Eastern  Massachusetts,  Inc.  As  permitted  by  the
                 Instructions  to Item 601 of Regulation S-K, seven  additional Loan Agreements  entered into
                 subsidiaries   of  the  Registrant   have  been  omitted  because  each  such  agreement  is
                 substantially identical to the aforementioned loan agreement. (6)
10.108       --  Purchase and Sale  Agreement,  effective as of September 30, 1993, by and between Vero Beach
                 Associates Limited  Partnership,  Fort Pierce Associates Limited  Partnership and Integrated
                 Health Services at Central Florida, Inc. (6)
10.109       --  Stock Purchase  Agreement,  dated as of March 19, 1996 among Integrated Health Services Inc.
                 and James Hough, Summitt Ventures III, L.P., Summitt Investors II, L.P., Frank Foster, Jamie
                 Ellertson and Rehab Management Systems, Inc. (24)
10.110       --  Purchase Option Agreement,  dated December 16, 1993,  between Mill Hill Associates,  Limited
                 Partnership and Integrated  Health Services at Eastern  Massachusetts,  Inc. As permitted by the Instructions to Item 601 of Regulation S-K, seven additional  Purchase Option Agreements entered into by subsidiaries of the Registrant have been omitted because each such agreement is  substantially  identical in all material aspects to the  aforementioned  purchase option agreement. (6)





10.111       --  Investment Agreement for Speciality Care PLC dated July 26, 1995 (24)
10.112       --  Purchase Agreement,  dated May 23, 1996, among the Company,  Smith Barney, Inc.,  Donaldson,
                 Lufkin and Jenrette Securities Corporation, and Citicorp Securities, Inc. (26)
10.113       --  Registration  Rights  Agreement,  dated as of May 23, 1996 among the Company,  Smith Barney,
                 Inc., Donaldson,  Lufkin and Jenrette Securities Corporation,  and Citicorp Securities, Inc.
                 (26)
10.113       --  Agreement,  dated as of October 19, 1996, among Integrated  Health Services,  Inc. and Coram
                 Funding, Inc. (31)
10.121       --  Agreement,  dated as of October 20, 1996, by and between  MedPartners,  Inc. and  Integrated
                 Health Services, Inc. (31)
11           --  Computation of Earnings Per Share
21           --  Subsidiaries of Registrant.
23.1         --  Consent of KPMG Peat Marwick LLP.
27           --  Financial Data Schedule.

-------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-3, Nos 33-77754, effective June 29, 1994.
(2) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 33-94130, effective September 15, 1995.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated September 27, 1995.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(5) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-54458, effective December 9, 1992.
(6) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-76322, effective June 29, 1994.
(7) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-81378, effective September 21, 1994.
(8) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the period ended June 30, 1994.
(9) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-39339, effective April 25, 1991.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1993.
(12) Incorporated by reference to the Company's Current Report on Form 8-K/A, dated December 1, 1993.
(13) Incorporated by reference the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(15) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-46134, effective April 1, 1992.
(16) Incorporated by reference to the Company's Current Report on Form 8-K dated August 31, 1994.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992.
(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.
(19) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.
(21) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 1, 1993.
(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.
(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.
(24) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(25) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
(26) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(27) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(28) Incorporated by reference to the Company's Current Report on Form 8-K dated as of July 30, 1996.
(29) Incorporated by reference to the Company's Current Report on Form 8-K dated as of September, 25, 1996.
(30) Incorporated by reference to the Company's Current Report on Form 8-K dated as of October 17, 1996.
(31) Incorporated by reference to the Company's Current Report on Form 8-K dated as of October 19, 1996.

   (b) Reports on Form 8-K

   1. Current Report on Form 8-K, dated October 17, 1996, as amended, reporting the acquisition of First American Health Care of Georgia, Inc., including (a) historical financial statements of First American (i) as of December 31, 1994 and 1995 and for each of the years in the three year period ended December 31, 1995, including the related notes thereto, audited by KPMG Peat Marwick LLP, and
(ii) unaudited financial statements of First American as of September 30, 1996 and for the nine months ended September 30, 1995 and 1996 and (b) pro forma financial statements for the Company at September 30, 1996 and for the year ended December 31, 1995 and the nine months ended September 30, 1996, giving effect to the acquisition of First American and certain other acquisitions and divestitures.

   2. Current Report on Form 8-K, dated October 19, 1996, reporting the proposed acquisition of Coram Healthcare Corporation.

   (c) Exhibits

    See (a) (3) above.

   (d) Financial Statement Schedules.

   See "Index to Consolidated Financial Statements and Supplemental Schedule" at
Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or notes thereto.

                                EXHIBIT INDEX

  EXHIBIT                                                        PAGE
    NO.                     DESCRIPTION                         NUMBER
-----------  ----------------------------------------         -----------
10.80        -- C. Christian Winkle Employment Agreement

10.83        -- Virginia M. Dollard Employment Agreement

10.87        -- Anthony R. Masso Employment Agreement

21.00        -- Subsidiaries of Registrant

23.1         -- Consent of KPMG Peat Marwick LLP.

27.00        -- Financial Data Schedule

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED HEALTH SERVICES, INC.
                                 (Registrant)
By: /s/ Robert N. Elkins
                               Robert N. Elkins
                            Chairman of the Board
                         and Chief Executive Officer

March 28, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                              TITLE                         DATE
-----------------------------  ---------------------------------------- -----------------

/s/ Robert N. Elkins           Chairman of The Board and Chief
-----------------------------  Executive Officer (Principal Executive
Robert N. Elkins               Officer)                                 March 28, 1997

/s/ Lawrence P. Cirka          President, Chief Operating Officer and
-----------------------------
Lawrence P. Cirka              Director                                 March 28, 1997

/s/ E. Mac Crawford
-----------------------------
E. Mac Crawford                Director                                 March 28, 1997

/s/ Kenneth M. Mazik
-----------------------------
Kenneth M. Mazik               Director                                 March 28, 1997

/s/ Robert A. Mitchell
-----------------------------
Robert A. Mitchell             Director                                 March 28, 1997

/s/ Charles W. Newhall III
-----------------------------
Charles W. Newhall III         Director                                 March 28, 1997

/s/ Timothy F. Nicholson
-----------------------------
Timothy F. Nicholson           Director                                 March 28, 1997

/s/ John L. Silverman
-----------------------------
John L. Silverman              Director                                 March 28, 1997



          SIGNATURE                              TITLE                         DATE
-----------------------------  ---------------------------------------- -----------------
/s/ George H. Strong
-----------------------------
George H. Strong                Director                                 March 28, 1997


/s/ W. Bradley Bennett         Executive Vice President -- Chief
-----------------------------  Accounting Officer (Principal
W. Bradley Bennett             Accounting Officer)                      March 28, 1997


/s/ Eleanor C. Harding         Executive Vice President -- Finance
-----------------------------  (Principal Financial Officer)            March 28, 1997
Eleanor C. Harding
