Form 10-Q
period 1997-03-31
INTEGRATED HEALTH SERVICES INC
filed 1997-05-15
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             March 31, 1997
                     --------------------------

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from               to
                               -------------    ---------------

Commission File Number:      1-12306
                         ---------------

                        Integrated Health Services, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                      23-2428312
     --------------------------------                     --------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

          10065 Red Run Boulevard, Owings Mills, MD           21117
        ------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

                                 (410) 998-8400
                  --------------------------------------------
                  (Registrant's telephone, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of May 12, 1997: 24,882,292 shares.

                        INTEGRATED HEALTH SERVICES, INC.
                                      INDEX




PART I.           FINANCIAL INFORMATION
                                                                        Page

Item 1.           - Condensed Financial Statements -
                  ----------------------------------

                  Consolidated Balance Sheets
                    March 31, 1997 and December 31, 1996                  3

                  Consolidated Statements of Earnings
                    for the three months ended March 31, 1997
                    and 1996                                              4

                  Consolidated Statement of Changes in
                    Stockholders' Equity for the three
                    months ended March 31, 1997                           5

                  Consolidated Statements of Cash Flows
                    for the three months ended March 31, 1997
                    and 1996                                              6

                  Notes to Consolidated Financial Statements              7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                            11


PART II:          OTHER INFORMATION

Item 5.           Other Information                                       17

Item 6.           Exhibits and Reports on Form 8-K                        18

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                          MARCH 31,          DECEMBER 31,
                                                                                             1997                   1996
                                                                                      -------------------    -------------------
     Assets
   Current Assets:
     Cash and cash equivalents                                                     $              38,767                 39,028
     Temporary investments                                                                         1,737                  2,044
     Patient accounts and third-party payor settlements
       receivable, less allowance for doubtful receivables
       of $36,194 at March 31, 1997 and $41,527 at December 31, 1996                             339,496                326,883
     Inventories, prepaid expenses
       and other current assets                                                                   31,887                 26,243
     Income taxes receivable                                                                      10,379                 20,992
                                                                                      -------------------    -------------------
                  Total current assets                                                           422,266                415,190
                                                                                      -------------------    -------------------

   Property, plant and equipment, net                                                            887,395                864,335
   Intangible assets                                                                             605,487                572,159
   Investments in and  advances to affiliates                                                     74,499                 76,047
   Other assets                                                                                   68,431                 65,376
                                                                                      -------------------    -------------------

                  Total assets                                                     $           2,058,078              1,993,107
                                                                                      ===================    ===================

     Liabilities and Stockholders' Equity
   Current Liabilities:
     Current maturities of long-term debt                                          $              15,738                 16,547
     Accounts payable and accrued expenses                                                       322,642                341,094
                                                                                      -------------------    -------------------
                  Total current liabilities                                                      338,380                357,641
                                                                                      -------------------    -------------------

   Long-term Debt:
     Convertible subordinated debentures                                                         258,750                258,750
     Revolving and long-term debt, less current maturities                                       822,201                779,450
                                                                                      -------------------    -------------------
                  Total long-term debt                                                         1,080,951              1,038,200
                                                                                      -------------------    -------------------

   Other long-term liabilities                                                                    34,562                 33,851
   Deferred income taxes                                                                          23,431                 22,283
   Deferred gain on sale-leaseback transactions                                                    5,968                  6,267
   Stockholders' equity:
     Preferred stock, authorized 15,000,000 shares; no shares
        issued and outstanding                                                                         -                      -
     Common stock, $0.001 par value.  Authorized 150,000,000
       shares; issued 24,748,680 at March 31, 1997 and 23,628,250 at
       December 31, 1996                                                                              25                     24
     Additional paid-in capital                                                                  475,878                445,667
     Retained earnings                                                                            98,883                 79,814
     Unrealized gain on available for sale securities                                                  -                  9,360
                                                                                      -------------------    -------------------
                  Net stockholders' equity                                                       574,786                534,865
                                                                                      -------------------    -------------------

                  Total liabilities and stockholders' equity                       $           2,058,078              1,993,107
                                                                                      ===================    ===================


           See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                             (dollars in thousands)

                                                                               THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    -------------------------------------
                                                                         1997                 1996
                                                                    ----------------     ----------------
Net revenues:
       Basic medical services                                    $           88,755               97,216
       Specialty medical services                                           362,689              219,525
       Management services and other                                          9,499               10,532
                                                                    ----------------     ----------------
            Total revenues                                                  460,943              327,273
                                                                    ----------------     ----------------

Costs and expenses:
       Operating expenses                                                   352,412              249,895
       Corporate administrative and general                                  18,016               15,093
       Depreciation and amortization                                         15,030                8,274
       Rent                                                                  24,009               17,656
       Interest, net                                                         21,421               14,214
       Other non-recurring income                                            (1,025)                   -
                                                                    ----------------     ----------------
            Total costs and expenses                                        429,863              305,132
                                                                    ----------------     ----------------

            Earnings before equity in earnings
            of affiliates and income taxes                                   31,080               22,141

Equity in earnings of affiliates                                                181                  300
                                                                    ----------------     ----------------


            Earnings before income taxes                                     31,261               22,441

Federal and state income taxes                                               12,192                8,640
                                                                    ----------------     ----------------

            Net earnings                                         $           19,069               13,801
                                                                    ================     ================

Per Common Shares:
            Net earnings-primary                                 $             0.74                 0.62
            Net earnings-fully diluted                           $             0.63                 0.54
                                                                    ================     ================




           See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                                  UNREALIZED
                                                                                                   GAIN ON
                                                                ADDITIONAL                        AVAILABLE
                                                  COMMON          PAID-IN        RETAINED          FOR SALE
                                                   STOCK          CAPITAL        EARNINGS         SECURITIES          TOTAL
                                              -----------------------------------------------------------------------------------
Balance at December 31, 1996                $        24         445,667          79,814              9,360         534,865

Issuance of 976,504 shares of
common stock in payment of earn-out
in connection with prior acquisition                  1          26,438              --                 --          26,439

Issuance of 30,248 shares of common
stock in connection with employee
stock purchase plan                                  --             647              --                 --             647

Exercise of employee stock options
for 113,678 shares of common stock                   --           3,126              --                 --           3,126

Realized gain on available for sale
securities                                           --              --              --             (9,360)         (9,360)

Net earnings                                         --              --          19,069                 --          19,069
                                              -----------------------------------------------------------------------------

Balance at March 31, 1997                   $        25        475,878           98,883                 --         574,786
                                              =============================================================================





           See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  -----------------------------------
                                                                                       1997               1996
                                                                                  ---------------    ----------------

Cash flows from operating activities:
   Net earnings                                                                 $         19,069              13,801
   Adjustments  to  reconcile  net  earnings to net cash
     provided (used) by operating activities:
       Other non-recurring income                                                         (1,025)                  0
       Undistributed results of joint ventures                                                 0                 (55)
       Depreciation and amortization                                                      15,030               8,274
       Deferred income taxes and other non-cash items                                      1,396               1,142
       Amortization of gain on sale-leaseback transactions                                  (299)               (285)
       Increase in patient accounts and third-party
         payor settlements receivable, net                                               (10,386)            (15,260)
       Increase in inventories, prepaid
         expenses and other current assets                                                (5,581)               (788)
       Decrease in accounts payable and accrued expenses                                 (18,935)            (22,493)
       Decrease in income taxes receivable                                                10,613               2,950
                                                                                  ---------------    ----------------

         Net cash provided (used) by operating activities                                  9,882             (12,714)
                                                                                  ---------------    ----------------

Cash flows from financing activities:
   Proceeds from issuance of capital stock, net                                            3,773               1,259
   Proceeds from long-term borrowings                                                    139,928              96,737
   Repayment of long-term debt                                                           (97,639)            (11,286)
   Dividends paid                                                                           (471)               (435)
   Deferred financing costs                                                                 (698)               (329)
                                                                                  ---------------    ----------------

         Net cash provided by financing activities                                        44,893              85,946
                                                                                  ---------------    ----------------

Cash flows from investing activities:
   Sale of temporary investments                                                             355                  67
   Purchase of temporary investments                                                         (48)                  0
   Business acquisitions                                                                 (10,975)            (16,581)
   Purchase of property, plant and equipment                                             (41,096)            (35,705)
   Other assets                                                                           (3,272)            (30,370)
                                                                                  ---------------    ----------------

         Net cash used by investing activities                                           (55,036)            (82,589)
                                                                                  ---------------    ----------------

         Decrease in cash and cash equivalents                                              (261)             (9,357)

Cash and cash equivalents, beginning of period                                            39,028              38,917
                                                                                  ---------------    ----------------

Cash and cash equivalents, end of period                                        $         38,767              29,560
                                                                                  ===============    ================

           See accompanying Notes to Consolidated Financial Statements

                                      NOTES

                                       TO
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

 The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by Integrated Health Services, Inc. ("IHS" or "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of only normal recurring accruals) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2:          EARNINGS PER SHARE

 Primary earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock, assumed to be exercised using the treasury stock method. Fully diluted earnings per share is computed as described above, except that the weighted average number of common equivalent shares is determined assuming the dilution resulting from the issuance of the aforementioned options and warrants at the higher of the end-of-period price per share, or the weighted average price for the period, and the issuance of common shares upon the assumed conversion of the convertible subordinated debentures. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating fully diluted earnings per share. Such amounts and the resulting net earnings for fully diluted earnings per share purposes are summarized as follows for the three months ended March 31, 1997 and 1996, respectively:

                                                                1997       1996
                                                             --------     ------
Net earnings                                                  $19,069     13,801

Adjustment for interest and underwriting
costs on convertible debentures                                 2,452      2,472
                                                             --------     ------
Net earnings for fully diluted EPS                            $21,521     16,273
                                                             ========     ======
Weighted average shares-Primary                                25,783     22,257
Weighted average shares-Fully Diluted                          34,044     30,317
                                                             ========     ======

NOTE 3:          NEW ACQUISITIONS

                 ACQUISITIONS DURING THE THREE MONTHS ENDED MARCH 31, 1997

                 Acquisitions for the three months ended March 31, 1997 and the manner of payment are summarized as follows:

                                                             COMMON
                                                    TOTAL     STOCK       ACCRUED             CASH
MONTH            TRANSACTION DESCRIPTION            COST      ISSUED      LIABILITIES         PAID
-----            -----------------------            ----      ------      -----------         ----
January          Stock of In-Home Health
                 Care, Inc.                     $  3,450   $    --        $  250            $ 3,200

February         Assets of Professional
                 Health Services, Inc.               350        --           100                250

February         Assets of Portable X-Ray
                 Labs, Inc.                        6,200        --         1,300              4,900

March            Assets of Laboratory
                 Corporation of America               35        --            --                 35

March            Assets of Doctor's Home
                 Health Agency, Inc.                 445        --            95                350

March            Payment of earnout in
                 connection with Achievement
                 Rehab acquisition in December
                 1993                             26,439    26,439            --                 --

                 Cash payments of
                 acquisitions costs
                 accrued in 1995 and 1996             --        --        (2,240)             2,240
                                                  ------    -------       -------            ------

                                                $ 36,919   $26,439        $ (495)           $10,975
                                                  ======    =======       =======            ======

                 The allocation of the total cost of the 1997 acquisitions to the assets acquired and the liabilities assumed is summarized as follows:

                                     PROPERTY
                         CURRENT      PLANT &         OTHER      INTANGIBLE        CURRENT      LONG-TERM        TOTAL
TRANSACTION              ASSETS      EQUIPMENT       ASSETS        ASSETS        LIABILITIES   LIABILITIES       COSTS
-----------              ------      ---------       ------        ------        -----------   -----------       -----
In-Home Health
Care, Inc.              $    989      $    229      $      7      $  3,856       ($   797)      ($   834)      $  3,450

Professional
Health Services,
Inc.                          --            20             9           321             --             --            350

Portable X-Ray
Labs, Inc.                 1,309            --            11         5,653           (297)          (476)         6,200

Laboratory Corp.
of America,
Indianapolis                  --            10            --            25             --             --             35

Doctors's Home
Health Agency,
Inc.                          --             6            --           439             --             --            445

Achievement Rehab             --            --            --        26,439             --             --         26,439
                        --------      --------      --------      --------       --------       --------       --------

                        $  2,298      $    265      $     27      $ 36,733       ($ 1,094)      ($ 1,310)      $ 36,919
                        ========      ========      ========      ========       ========       ========       ========

NOTE 4:   PHARMACY GAIN

          In July 1996, the Company sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150 million, consisting of cash of $125 million, and shares of Capstone stock having a value of $25 million. At the date of sale the Company's investment in the shares of Capstone's common stock was recorded at its carry over cost of $14.7 million, which represented less than 20% of the total Capstone shares. During the first quarter 1997, the Company realized a gain of $7.6 million on its investment in the Capstone shares.

NOTE 5:   RECENT ACCOUNTING PRONOUNCEMENTS

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS 128"), which simplifies the standards for computing earnings per share ("EPS"). SFAS 128 is effective for the Company's fourth quarter and year ending December 31, 1997. Early application is not permitted and prior period EPS data will be restated.

          Under SFAS 128, primary EPS will be replaced with basic EPS. Basic EPS excludes the dilutive effect of common stock equivalents. Also, under SFAS 128, fully-diluted EPS will be replaced by diluted EPS. Diluted EPS is calculated similarly to fully-diluted EPS pursuant to Accounting Principles Board Opinion 15.

          The change in calculation method is not expected to have a material impact on previously reported earnings per common share data.

NOTE 6:   SUBSEQUENT EVENTS

          Acquisitions
          ------------

          In April 1997, the Company acquired the assets of Coastal Rehabilitation, Inc., a rehabilitation company in Florida, for approximately $1.25 million, and the assets of Mobile Diagnostics, Inc., a mobile x-ray company in North Carolina for $225,000. In addition, the Company has reached agreements in principle to acquire a mobile x-ray company in New Jersey for approximately $1.2 million, a mobile x-ray company in Maryland for approximately $300,000, a contract rehabilitation company in the Midwest for approximately $19.7 million, a home healthcare services company in Indiana for approximately $330,000, a home healthcare services company for approximately $7.5 million, and a home healthcare services company in the Southeast for approximately $37.5 million. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms, or at all.

          Settlement with Coram
          ---------------------

          On October 19, 1996, IHS and Coram entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly-owned subsidiary of IHS into Coram, with Coram becoming a wholly-owned subsidiary of IHS. Under the terms of the Merger Agreement, holders of Coram common stock were to receive for each share of Coram common stock 0.2111 of a share of the Company's Common Stock. As a result of the merger, IHS would have assumed approximately $375 million of indebtedness. On April 4, 1997, IHS notified Coram that it had exercised its rights to terminate the Merger Agreement. IHS also terminated the March 30, 1997 letter amendment, setting forth proposed revisions to the terms of the merger (which included a reduction in the exchange ratio to 0.15 of a share of IHS Common Stock for each share of Coram common stock), prior to the revisions becoming effective at the close of business on April 4, 1997. On May 5, 1997, IHS and Coram entered into a settlement agreement pursuant to which the Company paid Coram $21 million in full settlement of all claims Coram might have against IHS pursuant to the Merger Agreement, which the Company will recognize in the second quarter. In addition, during the first quarter the Company incurred $6.6 million of accounting, legal and other costs related to the merger.

          Tender Offer for Senior Subordinated Notes
          ------------------------------------------

          On April 30, 1997, the Company announced that it had commenced cash tender offers, subject to certain conditions including, without limitation, obtaining financing from debt or equity offerings or borrowings under its credit facility, to purchase all its outstanding 9-5/8% Senior Subordinated Notes due 2002 Series A (the "9-5/8% Notes"), its 10-3/4% Senior Subordinated Notes due 2004 (the "10-3/4% Notes" and together with the 9-5/8% Notes, the "Tender Notes") and related consent solicitations to eliminate certain restrictive covenants and other provisions in the indentures pursuant to which the Tender Notes were issued in order to improve the operating and financial flexibility of the Company.

          The total consideration payable pursuant to the tender offer and consent solicitation to holders of the 9-5/8% Notes who tender their notes (and thereby deliver consents to the proposed amendments to the indenture pursuant to which the 9 5/8% Notes were issued) is $1,094 plus accrued and unpaid interest to, but not including, the payment date, consisting of $1,089 plus accrued and unpaid interest as tender offer consideration and $5 as a consent payment. Total consideration payable pursuant to the tender offer and consent solicitation to holders of the 10-3/4% Notes who tender their notes (and thereby deliver consents to the proposed amendments to the indenture pursuant to which the 10 3/4% Notes were issued) is $1,119.50 plus accrued and unpaid interest to but not including the payment date, consisting of $1,114.50 plus accrued and unpaid interest as tender offer consideration and $5 as a consent payment.

          The tender offer and consent solicitation for each of the 9 5/8% Notes and the 10 3/4% Notes expires at 12:00 midnight, New York City time, on May 29, 1997, unless extended (the "Expiration Date"). Holders must validly tender their Tender Notes prior to 12:00 midnight on the Expiration Date in order to receive the tender offer consideration. In order to receive the consent payment, holders must validly tender ther Tender Notes (and thereby deliver their consent to the proposed amendments to the indenture pursuant to which their Tender Notes were issued) prior to 12:00 midnight, New York City time, on the Consent Date. The Consent Date for each of the 9 5/8% Notes and the 10 3/4% Notes is the later of May 14, 1997 or the Consent Achievement Date for such Tender Notes. The Consent Achievement Date for each of the 9 5/8% Notes and the 10 3/4% Notes is the date that the Company receives duly executed consents from holders representing a majority in principal amount of such Tender Notes outstanding.

          An aggregate of $115 million principal amount of 9-5/8% Notes is presently outstanding. An aggregate of $100 million principal amount of 10-3/4% Notes is presently outstanding. Each tender offer and consent solicitation is conditioned upon, among other things, the availability to the Company of funds sufficient to pay the aggregate consideration and related costs and expenses of the offers on terms and conditions satisfactory to the Company in its sole discretion. The Company intends to pay the aggregate consideration due in connection with the tender offer and consent solicitations with the proceeds of a private debt financing.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997
COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net revenues for the three months ended March 31, 1997 increased $133.7 million, or 41%, to $460.9 million from the comparable period in 1996. Of the $133.7 million increase, $119.0 million, or 89%, was due to the acquisition of companies providing home health, mobile x-ray, rehabilitation therapy, respiratory therapy and electrocardiogram services subsequent to March 31, 1996, partially offset by a reduction in revenue resulting from the sale of the Company's pharmacy division in July 1996 and the sale of a majority interest in its assisted living services division in October 1996. Revenues in the first quarter of 1996 include revenues of $22.4 million for the pharmacy division and revenues of $5.6 million from its assisted living services division. The remaining increase was due primarily to facilities and ancillary companies acquired during the first quarter of 1996, subsequent to the first quarter of 1996 and increased revenues from facilities and ancillary companies in operation during both periods.

         Basic medical services revenue decreased 9% from $97.2 million to $88.8 million. This decrease primarily results from the conversion by the Company of its skilled nursing beds to Medical Specialty Unit (MSU) beds after March 31, 1996, and the sale of a majority interest in its assisted living services division in October 1996.

         Specialty medical services revenue increased $143.2 million from $219.5 million to $362.7 million. Of the $143.2 million increase, $124.6 million, or 87%, was attributable to revenue from acquisitions subsequent to March 31, 1996, partially offset by a reduction in specialty medical services revenue as a result of the sale of the Company's pharmacy division in July 1996. The remaining increase is due to increased revenue from facilities and ancillary companies in operation in both periods, facilities and ancillary companies acquired during the first quarter of 1996, facilities and ancillary companies acquired subsequent to the first quarter of 1996, as well as skilled nursing beds being converted to MSU beds after March 31, 1996.

         Management services and other revenues decreased 10% from $10.5 million to $9.5 million.

         Total expenses for the period increased to $429.9 million from $305.1 million, an increase of 41%. Of the $124.8 million increase in total expenses, $102.5 million, or 82%, was due to an increase in operating expenses. A
substantial   portion  of  the  increase  in  operating   expenses  was  due  to
acquisitions consummated subsequent to March 31, 1996, partially offset by the disposal of the Company's pharmacy division in July 1996 and the sale of a majority interest in its assisted living services division in October 1996.

         During the first quarter 1997, the Company realized a $7.6 million gain on its investment in Capstone Shares, offset by $6.6 million of accounting, legal and other costs resulting from the Coram transaction. As a result, the Company has recorded in its statement of earnings $1.0 million of non-recurring income.

         Corporate administrative and general expenses for the three months ended March 31, 1997 increased by $2.9 million, or 19%, over the comparable period in 1996. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth through acquisition of ancillary businesses. Depreciation and amortization increased to $15.0 million during the three months ended March 31, 1997, an 82% increase as compared to $8.3 million in the same period in 1996. This increase is primarily the result of acquisitions consummated subsequent to the first quarter of 1996. Rent expense increased by $6.4 million, or 36%, over the comparable period in 1996, primarily as a result of an increase in contingent rentals which are based on gross revenues of certain leased facilities and rent at ancillary companies acquired subsequent to March 31, 1996, partially offset by a reduction resulting from the sale of the pharmacy division and the sale of a majority interest in its assisted living services division. Interest expense, net increased 51%, or $7.2 million, during the three months ended March 31, 1997 to $21.4 million in the first quarter of 1997. The increase in interest expense was primarily due to the Company's issuance of $150 million principal amount of 10-1/4% Senior Subordinated Notes issued in May 1996 and increased borrowings under the Company's current $700 million revolving credit facility.

         Earnings before equity in earnings of affiliates and income taxes increased 40% to $31.1 million for the three months ended March 31, 1997, as compared to $22.1 million for the comparable period in the prior year.

         Earnings before income taxes increased 39% to $31.3 million for the three months ended March 31, 1997, as compared to $22.4 million for the comparable period in the prior year. The provision for federal and state income taxes was $12.2 million for the three months ended March 31, 1997, and $8.6 million for the same period in the prior year. Net earnings and fully diluted earnings per share for the quarter were $19.1 million in 1997, or 63 cents per share, as compared to $13.8 million or 54 cents per share for the same period in 1996. Weighted average shares (fully-diluted) increased 3.7 million shares, or 12%, to 34.0 million shares from the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had working capital of $83.9 million, as compared with $57.5 million at December 31, 1996. The increase in working capital was primarily due to an increase in patient accounts and third party payor settlements receivable and other current assets and a decrease in accounts payable and accrued expenses. There were no material capital commitments for capital expenditures as of March 31, 1997. Net patient accounts and third-party payor settlements receivable increased $12.6 million to $339.5 million at March 31, 1997, as compared to $326.9 million at December 31, 1996. Of the $12.6 million increase in accounts receivable, $2.2 million was attributable to related services businesses acquired subsequent to December 31, 1996 and $10.4 million was due to increased accounts receivable at facilities and services businesses owned at both December 31, 1996 and March 31, 1997. Patient accounts receivable were $356.1 million at March 31, 1997, as compared with $340.8 million at December 31, 1996. Third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $19.6 million at March 31, 1997, as compared to $27.6 million at December 31, 1996. Approximately $10.3 million, or 52%, of the third-party payor settlements receivable from federal and state governments at March 31, 1997 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

         The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The Company's ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits will depend on obtaining waivers of these cost limitations. The Company has submitted waiver requests for 225 cost reports, covering all cost report periods through December 31, 1995. To date, final action has been taken by the Health Care Financing Administration ("HCFA") on all 221 waiver requests covering cost report periods through December 31, 1995. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

         Net cash provided by operating activities for the three months ended March 31, 1997, was $9.9 million as compared to $12.7 million used by operating activities for the comparable period in 1996.

         Net cash provided by financing activities was $44.9 million for the three month period in 1997 as compared to $85.9 million for the comparable period in 1996. In both periods, the Company received net proceeds from long-term borrowings and issuance of common stock and made repayments on certain debt.

         Net cash used by investing activities was $55.0 million for the three month period ended March 31, 1997 as compared to $82.6 million for the three month period ended March 31, 1996. Cash used for the acquisition of facilities and service businesses was $11.0 million in 1997 as compared to $16.6 million for 1996. Cash used for the purchase of property, plant and equipment was $41.1 million in 1997 and $35.7 million in 1996.

         The Company's contingent liabilities (other than liabilities in respect of litigation and the contingent payments in respect of the First American acquisition) aggregated approximately $72.3 million as of March 31, 1997. The Company is obligated to purchase its GreenBriar facility upon a change in control of the Company. The net purchase price of the facility is approximately $4.0 million. The Company has guaranteed approximately

$6.6 million of the lessor's indebtedness. The Company is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company entered into a guaranty agreement whereby the Company guaranteed approximately $4.0 million owed by Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which the Company has a 49% interest, to Finova Capital Corporation. The Company has guaranteed approximately $8.9 million owed by Litchfield Asset Management Corporation to National Health Investors, Inc. The Company has established several irrevocable letters of credit with the Bank of Nova Scotia totalling $15.7 million at March 31, 1997 to secure certain of the Company's workers' compensation, health benefits and other obligations. The Company has guaranteed a maximum of $539,062 owed by Dunns Creek to National Health Investors. The Company entered into a guaranty agreement whereby the Company has guaranteed a maximum of $49,900 owed by Newco Management to First Union National Bank of Florida. The Company has guaranteed approximately $4.8 million owed by Community Care of America ("CCA"), a related party company to which IHS provides certain management services, to Daiwa Health Company. The Company has also guaranteed approximately $10.0 million owed by CCA to Health and Retirement Properties Trust under a loan and lease financing agreement. In addition, the Company has established an irrevocable standby line of credit with CCA with a maximum amount of $500,000 available to CCA at March 31, 1997. The Company has also established three Irrevocable Standby Letter of Credit in the total amount of $10.0 million. In addition, the Company has obligations under operating leases aggregating approximately $224.0 million at March 31, 1997. The Company owns warrants to purchase approximately 14.9% of CCA, and the Company's Chairman and Chief Executive Officer beneficially owns approximately 21.1% of CCA's outstanding common stock. In addition, with respect to certain acquired businesses the Company is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is also obligated under certain circumstances to make contingent payments of up to $155 million in respect of its acquisition of First American.

         The liquidity of the Company will depend in large part on the timing of payments by private third-party and governmental payors, including payments in excess of regional cost reimbursement limitations established under Medicare. Costs in excess of the regional reimbursement limits relate primarily to the delivery of services and patient care to the Company's MSU patients.

         The Company anticipates that cash from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1997. The Company expects to continue to be growth oriented in 1997 by expanding acquiring its existing operations, continuing to implement its MSU programs and by the acquisition of additional facilities and ancillary service companies, and obtaining agreements to manage additional facilities.

PART II:    OTHER INFORMATION

Item 5.  -  Other Information
            -----------------

            Settlement with Coram
            ---------------------


            On October 19, 1996, IHS and Coram entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly-owned subsidiary of IHS into Coram, with Coram becoming a wholly-owned subsidiary of IHS. Under the terms of the Merger Agreement, holders of Coram common stock were to receive for each share of Coram common stock 0.2111 of a share of the Company's Common Stock. As a result of the merger, IHS would have assumed approximately $375 million of indebtedness. On April 4, 1997, IHS notified Coram that it had exercised its rights to terminate the Merger Agreement. IHS also terminated the March 30, 1997 letter amendment, setting forth proposed revisions to the terms of the merger (which included a reduction in the exchange ratio to 0.15 of a share of IHS Common Stock for each share of Coram common stock), prior to the revisions becoming effective at the close of business on April 4, 1997. On May 5, 1997, IHS and Coram entered into a settlement agreement pursuant to which the Company paid Coram $21 million in full settlement of all claims Coram might have against IHS pursuant to the Merger Agreement which the Company will recognize in the second quarter. In addition, during the first quarter the Company incurred $6.6 million of accounting, legal and other costs related to the merger.

             Tender Offer for Senior Subordinated Notes
            ------------------------------------------

            On April 30, 1997, the Company announced that it had commenced cash tender offers, subject to certain conditions including, without limitation, obtaining financing from debt or equity offerings or borrowings under its credit facility, to purchase all its outstanding 9-5/8% Senior Subordinated Notes due 2002 Series A (the "9-5/8% Notes"), and its 10-3/4% Senior Subordinated Notes due 2004 (the "10-3/4% Notes" and together with the 9-5/8% Notes, the "Tender Notes") and related consent solicitations to eliminate certain restrictive covenants and other provisions in the indentures pursuant to which the Tender Notes were issued in order to improve the operating and financial flexibility of the Company.

            The total consideration payable pursuant to the tender offer and consent solicitation to holders of the 9-5/8% Notes who tender their notes (and thereby deliver consents to the proposed amendments to the indenture pursuant to which the 9 5/8% Notes were issued) is $1,094 plus accrued and unpaid interest to, but not including, the payment date, consisting of $1,089 plus accrued and unpaid interest as tender offer consideration and $5 as a consent payment. Total consideration payable pursuant to the tender offer and consent solicitation to holders of the 10-3/4% Notes who tender their notes (and thereby deliver consents to the proposed amendments to the indenture pursuant to which the 10 3/4% Notes were issued) is $1,119.50 plus accrued and unpaid interest to but not including the payment date, consisting of $1,114.50 plus accrued and unpaid interest as tender offer consideration and $5 as a consent payment.

            The tender offer and consent solicitation for each of the 9 5/8% Notes and the 10 3/4% Notes expires at 12:00 midnight, New York City time, on May 29, 1997, unless extended (the "Expiration Date"). Holders must validly tender their Tender Notes prior to 12:00 midnight on the Expiration Date in order to receive the tender offer consideration. In order to receive the consent payment, holders must validly tender ther Tender Notes (and thereby deliver their consent to the proposed amendments to the indenture pursuant to which their Tender Notes were issued) prior to 12:00 midnight, New York City time, on the Consent Date. The Consent Date for each of the 9 5/8% Notes and the 10 3/4% Notes is the later of May 14, 1997 or the Consent Achievement Date for such such Tender Notes. The Consent Acheivement Date for each of the 9 5/8% Notes and the 10 3/4% Notes is the date that the Company receives duly executed consents from holders representing a majority in principal amount of such Tender Notes outstanding.

            An aggregate of $115 million principal amount of 9-5/8% Notes is presently outstanding. An aggregate of $100 million principal amount of 10-3/4% Notes is presently outstanding. Each tender offer and consent solicitation is conditioned upon, among other things, the availability to the Company of funds sufficient to pay the aggregate consideration and related costs and expenses of the offers on terms and conditions satisfactory to the Company in its sole discretion. The Company intends to pay the aggregate consideration due in connection with the tender offer and consent solicitation with the proceeds of a private debt financing.

Item 6.  -  Exhibits and Reports on Form 8-K
            --------------------------------

        (a) Exhibits
            --------

           10.1 Settlement Agreement and Mutual Release, made and entered into as of Monday, May 5, 1997, by and between Integrated Health Services, Inc. and Coram Healthcare Corporation

            10.2 Amendment No. 3 to Revolving Credit Agreemment, dated as of May 15, 1996, as amended, among Integrated Health Services, Inc., Citibank N.A., as administrative agent thereunder and the other financial institutions party thereto.

            10.3 Guaranty dated as of April 14, 1997 made by Integrated Health Services, Inc. in favor of Daiwa Healthco 2 LLC

            10.4 Guaranty dated as of April 14, 1997 made by Integrated Health Services, Inc. and Health and Retirement Properties Trust

            10.5    Reimbursement   agreement   dated  April  14,  1997  between
                    Community Care of America, Inc. and Integrated Health Services, Inc.

            10.6 Subordination agreement, dates as of April 30, 1997 between Integrated Living Communities, Integrated Health Services and Nations Bank.

                                 - SIGNATURES -


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INTEGRATED HEALTH SERVICES, INC.



                                 By: /s/ Robert N. Elkins
                                     -----------------------------
                                     Robert N. Elkins
                                          Chief Executive Officer



                                 By: /s/ W. Bradley Bennett
                                     ------------------------------
                                     W. Bradley Bennett
                                          Executive Vice President and
                                          Chief Accounting Officer



                                 By: /s/ Eleanor C. Harding
                                     -------------------------------
                                     Eleanor C. Harding
                                          Executive Vice President Finance













Dated:  May 15, 1997