Form 10-Q/A
period 1996-03-31
INTEGRATED HEALTH SERVICES INC
filed 1997-06-04
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A


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


                               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                            (dollars in thousands)

                                                                             March 31,       December 31,
                                                                               1996             1995
                                                                          --------------   --------------
  Assets
  ------
Current Assets:
  Cash and cash equivalents                                            $        29,560          38,917
  Temporary investments                                                          2,320           2,387
  Patient accounts and third-party payor settlements
    receivable, less allowance for doubtful receivables
    of $19,140 at March 31, 1996 and $18,128 at December 31, 1995              247,065         230,282
  Supplies, inventories, prepaid expenses
    and other current assets                                                    26,467          25,629
  Income tax receivable                                                         13,567          16,517
                                                                          -------------    ------------
               Total current assets                                            318,979         313,732
                                                                          -------------    ------------

Property, plant and equipment, net                                             801,602         758,127
Intangible assets                                                              300,517         288,033
Other assets                                                                   104,486          73,838
                                                                          -------------    ------------

               Total assets                                            $     1,525,584       1,433,730
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
                                                                          =============    ============

           See accompanying Notes to Consolidated Financial Statements

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except per share amounts)




                                                   Three Months Ended
                                                        March 31,
                                                 --------------------
                                                      1996     1995
                                                 ---------- ---------

Net Revenues:
  Basic medical services                        $   97,216   $ 89,336
  Specialty medical services                       219,525    176,158
  Management services and other                     10,532      9,141
                                                    ------      -----
     Total revenues                                327,273    274,635
                                                   -------    -------

Costs and expenses:
  Operating expenses                               249,895    207,304
  Corporate administrative and general              15,093     12,402
  Depreciation and amortization                      8,274      8,960
  Rent                                              17,656     16,066
  Interest, net                                     14,214      7,330
                                                    ------      -----
     Total costs and expenses                      305,132    252,062
                                                   -------    -------


     Earnings before equity in earnings of
      affiliates and income taxes                   22,141     22,573

Equity in earnings of affiliates                       300        315
                                                    ------     ------

     Earnings before income taxes                   22,441     22,888

Federal and state income taxes                       8,640      8,812
                                                     -----      -----

     Net earnings                               $   13,801   $ 14,076
                                                    ======     ======

Per Common Share:
  Net earnings - Primary                        $     0.62   $   0.61
  Net earnings - Fully Diluted                        0.54       0.53
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
                                         ======================================================


          See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                            Three Months Ended
                                                                  March 31,
                                                             ---------------
                                                             1996       1995
                                                             ----       ----

Cash flows from operating activities:
 Net earnings                                           $   13,801    $14,076
 Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
   Undistributed results of joint ventures                     (55)      (192)
   Depreciation and amortization                             8,274      8,960
   Deferred income taxes and other non-cash items            1,142      1,250
   Amortization of gain on sale-leaseback transactions        (285)      (234)
   Increase in patient accounts and third-party
    payor settlements receivable, net                      (15,260)   (18,597)
   Increase in supplies, inventory, prepaid
    expenses and other current assets                         (788)    (3,629)
   Increase (decrease) in accounts payable and
     accrued expenses                                      (22,928)     1,015
   Decrease in income taxes receivable                       2,950          -
   Increase in income taxes payable                              -      4,243
                                                            ------     ------
    Net cash provided (used) by operating activitie        (13,149)     6,892

Cash flows from financing activities:
 Proceeds from issuance of capital stock, net                1,259      5,584
 Proceeds from long-term borrowings                         96,737     52,054
 Repayment of long-term debt                               (11,286)   (29,636)
 Deferred financing costs                                      (73)      (184)
                                                            ------     ------

    Net cash provided by financing activities               86,637     27,818
                                                            ------     ------

Cash flows from investing activities:
 Sale of temporary investments                                  67        311
 Purchase of temporary investments                               -     (3,106)
 Business acquisitions                                     (16,581)   (24,000)
 Purchase of property, plant and equipment                 (35,961)   (24,395)
 Intangible assets                                               -     (2,400)
 Other assets                                              (30,370)   (18,444)
                                                           -------    -------

    Net cash used by investing activities                  (82,845)   (72,034)
                                                           -------    -------

    Decrease in cash and cash equivalents                   (9,357)   (37,324)

Cash and cash equivalents, beginning of period              38,917     60,689
                                                            ------     ------

Cash and cash equivalents, end of period                $   29,560    $23,365
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

    Total expenses for the period increased to $305.1 million from $252.1 million, an increase of 21%. Of the $53.0 million increase, $42.6 million, or 80%, was due to an increase in operating expenses. The increase in operating expenses resulting from acquisitions consummated subsequent to March 31, 1995 was $16.1 million, or 38%, for the three months ended March 31, 1996. The remainder of the increase in operating expense primarily resulted from costs related to the increased medical activity level of the Company's patients, and facilities and ancillary companies acquired during the three months ended March 31, 1995.

    Corporate administrative and general expenses for the three months ended March 31, 1996 increased by $2.7 million, or 22%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth in acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization decreased to $8.3 million during the three months ended March 31, 1996, an 8% decrease as compared to a $9.0 million in the same period in 1995. Rent expense increased by $1.6 million, or 10%, over the comparable period in 1995, primarily as a result of the addition subsequent to March 31, 1995 of 3 leased facilities which were previously managed by the Company, which increase was partially offset by the reduction in rent expense resulting from the acquisition subsequent to March 31, 1995, of two facilities, which were previously leased by the Company. Interest expense, net increased 94%, or $6.9 million, during the three months ended March 31, 1996 to $14.2 million in the first quarter of 1996.

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

Liquidity and Capital Resources

    At March 31, 1996, the Company had working capital of $160.8 million, as compared with $136.3 million at December 31, 1995. The increase in working capital was primarily due to an increase in patient accounts and third party payor settlements receivable and other current assets and a decrease in accounts payable and accrued expenses. There were no material capital commitments for capital expenditures as of March 31, 1996. Net patient accounts and third-party payor settlements receivable increased $16.8 million to $247.1 million at March 31, 1996, as compared to $230.3 million at December 31, 1995. Of the $16.8 million increase in accounts receivable, $1.5 million was attributable to related services businesses acquired subsequent to December 31, 1995 and $15.3 million was due to increased accounts receivable at facilities in operation and related services businesses owned at both December 31, 1995 and March 31, 1996. Patient accounts receivable were $243.1 million at March 31, 1996, as compared with $226.8 million at December 31, 1995. Third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $23.1 million at March 31, 1996, as compared to $21.6 million at December 31, 1995. Approximately $10.2 million, or 44%, of the third-party payor settlements receivable from federal and state governments at March 31, 1996 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

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

    Net cash used by operating activities for the three months ended March 31, 1996, was $13.1 million as compared to $6.9 million provided by operating activities for the comparable period in 1995. This resulted primarily from a decrease in accounts payable and accrued expenses and an increase in accounts receivable.

    Net cash provided by financing activities was $86.6 million for the three month period in 1996 as compared to $27.8 million provided by financing activities for the comparable period in 1995. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt.

    Net cash used by investing activities was $82.8 million for the three month period ended March 31, 1996 as compared to $72.0 million used by investing activities for the three month period ended March 31, 1995. Cash used for the acquisition of facilities and ancillary company acquisitions was $16.6 million in 1996 as compared to $24.0 million for 1995. Cash used for the purchase of property, plant and equipment was $36.0 million in 1996 and $24.4 million in 1995.

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

 (a)             Exhibits

                 10.1    Employment  Agreement  dated  January  1, 1994  between
                         Integrated  Health Services,  Inc. and Robert N. Elkins
                         (1)

                 10.2 Amendment No. 1 to Employment Agreement dated as of January 1, 1995 between Integrated Health Services, Inc. and Robert N. Elkins (1)

                 10.3 Employment Agreement dated as of January 1, 1994 between Integrated Health Services, Inc. and Lawrence
                         P. Cirka (1)

                 10.4 Amendment to Employment Agreement dated as of January 1, 1995 between Integrated Health Services, Inc. and Lawrence P. Cirka (1)

                 10.5    Employment  Agreement  dated  as  of  October  1,  1995
                         between   Integrated  Health  Services,   Inc.  and  C.
                         Christian Winkle (1)

                 10.6   Amendment to Employment  Agreement  dated as of January
                         1, 1996 between Integrated Health Services, Inc. and Dennis A. Cahill (1)

                 10.7 Amendment to Employment Agreement dated as of April 1, 1996 between Asia Care and John L. Silverman(1)

                 27      Financial Data Schedule

----------
(1) Previously filed in the Company's Report on Form 10-Q for the three months ended March 31, 1996.


 (b)             Reports on Form 8-K

                         None

                                 - SIGNATURES -


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTEGRATED HEALTH SERVICES, INC.





                                           By: /s/ W. Bradley Bennett
                                              ---------------------------------
                                               W. Bradley Bennett
                                                  Executive Vice President and
                                                  Chief Accounting Officer








Dated:  June 4, 1997
       ------------------------------