Form 10-Q/A
period 1996-06-30
INTEGRATED HEALTH SERVICES INC
filed 1997-06-04
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

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
                        -------------


                        Integrated Health Services, Inc.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             23-2428312
            --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 10065 Red Run Boulevard, Owings Mills, MD                        21117
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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                              June 30,               December 31,
                                                                                                1996                     1995
                                                                                     -------------------    -----------------------
       Assets
Current Assets:
       Cash and cash equivalents                                                 $              44,399                    38,917
       Temporary investments                                                                     2,290                     2,387
       Patient accounts and third-party payor settlements
         receivable, less allowance for doubtful receivables                                   263,203                   230,282
         of $18,544 at June 30, 1996 and $18,128 at December 31, 1995
       Supplies, inventories, prepaid expenses
         and other current assets                                                               26,665                    25,629
       Income tax receivable                                                                    14,717                    16,517
                                                                                    -------------------    ----------------------
               Total current assets                                                            351,274                   313,732
                                                                                    -------------------    ----------------------

Property, plant and equipment, net                                                             829,324                   758,127
Intangible assets                                                                              325,257                   288,033
Other assets                                                                                   114,526                    73,838
                                                                                    -------------------    ----------------------

               Total assets                                                      $           1,620,381                 1,433,730
                                                                                    ===================    ======================


       Liabilities and Stockholders' Equity
Current Liabilities:
       Current maturities of long-term debt                                      $               4,907                     5,404
       Accounts payable and accrued expenses                                                   158,748                   172,013
                                                                                    -------------------    ----------------------
               Total current liabilities                                                       163,655                   177,417
                                                                                    -------------------    ----------------------

Long-term Debt:
       Convertible  subordinated debentures                                                    258,750                   258,750
       Other long-term debt, less current maturities                                           645,089                   506,507
                                                                                    -------------------    ----------------------
               Total long-term debt                                                            903,839                   765,257
                                                                                    -------------------    ----------------------

Deferred income taxes                                                                           54,730                    52,279
Deferred gain on sale-leaseback transactions                                                     6,733                     7,249
Stockholders' equity:
       Preferred stock, authorized 15,000,000 shares; no shares
         issued and outstanding                                                                      -                         -
       Common stock, $0.001 par value.  Authorized 150,000,000
         shares; outstanding 22,807,137 at June 30, 1996 and 21,785,334 at December 31, 1995 (including 400,600 treasury shares at
         December 31, 1995)                                                                         22                        22
       Additional paid-in capital                                                              429,804                   410,345
       Retained earnings                                                                        61,598                    33,951
       Treasury stock (400,600 at December 31, 1995)                                                 0                   (12,790)
                                                                                    -------------------    ----------------------
               Net stockholders' equity                                                        491,424                   431,528
                                                                                    -------------------    ----------------------

               Total liabilities and stockholders' equity                        $           1,620,381                 1,433,730
                                                                                    ===================    ======================

           See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                             (Dollars in Thousands)


                                                             Three Months Ended                        Six Months Ended
                                                                 June 30,                                  June 30,
                                                   -------------------------------------     -------------------------------------
                                                        1996                 1995                 1996                 1995
                                                   ----------------     ----------------     ----------------     ----------------
Net revenues:
       Basic medical services                   $           98,063               87,365              195,279              176,701
       Specialty medical services                          226,868              188,331              446,393              364,489
       Management services and other                        10,849               10,685               21,381               19,826
                                                   ----------------     ----------------     ----------------     ----------------
            Total revenues                                 335,780              286,381              663,053              561,016
                                                   ----------------     ----------------     ----------------     ----------------

Costs and expenses:
       Operating expenses                                  254,274              214,404              504,169              421,708
       Corporate administrative and general                 14,854               14,174               29,947               26,576
       Depreciation and amortization                         8,505                9,682               16,779               18,642
       Rent                                                 17,879               16,454               35,535               32,520
       Interest, net                                        15,888                8,585               30,102               15,915
                                                   ----------------     ----------------     ----------------     ----------------
            Total costs and expenses                       311,400              263,299              616,532              515,361
                                                   ----------------     ----------------     ----------------     ----------------

            Earnings before equity in earnings
            of affiliates, income taxes and
            extraordinary items                             24,380               23,082               46,521               45,655

Equity in earnings of affiliates                               460                  315                  760                  630
                                                   ----------------     ----------------     ----------------     ----------------

            Earnings before income taxes
            and extraordinary items                         24,840               23,397               47,281               46,285

Federal and state income taxes                               9,563                9,008               18,203               17,820
                                                   ----------------     ----------------     ----------------     ----------------

            Earnings before extraordinary items             15,277               14,389               29,078               28,465

Extraordinary items                                          1,431                  508                1,431                  508
                                                   ----------------     ----------------     ----------------     ----------------

            Net earnings                        $           13,846               13,881               27,647               27,957
                                                   ================     ================     ================     ================

Per Common Shares:
            Earnings before extraordinary
            item-primary                        $             0.64                 0.62                 1.26                 1.23
            Earnings before extraordinary
            item-fully diluted                                0.56                 0.54                 1.10                 1.07

            Net Earnings-primary                              0.58                 0.60                 1.20                 1.21
            Net Earnings-fully diluted                        0.51                 0.52                 1.05                 1.05
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

Issuance of 908,604 shares of
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
                                                  ===========================================================================





          See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                      -----------------------------------
                                                                           1996               1995
                                                                      ----------------   ----------------
Cash flows from operating activities:
   Net earnings                                                     $      27,647             27,957
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Extraordinary item                                                   2,327                826
       Undistributed results of joint ventures                               (390)              (287)
       Depreciation and amortization                                       16,779             18,642
       Deferred income taxes and other non-cash items                       2,095              1,869
       Amortization of gain on sale-leaseback transactions                   (516)              (499)
       Increase in patient accounts and third-party
         payor settlements receivable, net                                (31,399)           (28,093)
       Decrease (increase) in supplies, inventory, prepaid
         expenses and other current assets                                   (986)             2,022
       Decrease in accounts payable and accrued expenses                  (17,151)           (15,932)
       Decrease in income taxes receivable                                  1,800                  -
       Increase in income taxes payable                                         -              4,165
                                                                      ------------   ----------------

         Net cash provided by operating activities                            206             10,670
                                                                      ------------   ----------------

Cash flows from financing activities:
   Proceeds from issuance of capital stock, net                             1,799              5,730
   Proceeds from long-term borrowings                                     627,675            385,979
   Repayment of long-term debt                                           (490,761)          (282,536)
   Deferred financing costs                                                (8,090)            (5,216)
   Purchase of treasury stock                                                  -             (12,517)
   Proceeds from sale of facilities                                            -              29,303
                                                                      ------------   ----------------

         Net cash provided by financing activities                        130,623            120,743
                                                                      ------------   ----------------
Cash flows from investing activities:
   Sale of temporary investments                                               97              2,057
   Purchase of temporary investments                                            -             (3,208)
   Business acquisitions                                                  (18,159)           (39,455)
   Purchase of property, plant and equipment                              (67,355)           (47,943)
   Intangible assets                                                            -             (6,047)
   Other assets                                                           (39,930)           (36,957)
                                                                      ------------   ----------------
         Net cash used by investing activities                           (125,347)          (131,553)
                                                                      ------------   ----------------

         Increase (Decrease) in cash and cash equivalents                   5,482               (140)

Cash and cash equivalents, beginning of period                             38,917             60,689
                                                                      ------------   ----------------

Cash and cash equivalents, end of period                            $      44,399             60,549
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


                 During the six months ended June 30, 1996 the Company paid purchase option deposits of $6.3 million, including $4.3 million through the issuance of 183,300 shares of the Company's Common Stock

                  During the six months ended June 30, 1996 the Company incurred approximately $4.9 million of pre-acquisition costs.


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

Note 11:         The Rehab People Earnout

                 During the second quarter of 1996, the Company paid an earn-out to The Rehab People of $10 million, representing the issuance of 435,540 shares of the Company's common stock, including the 400,600 shares of the Company's treasury stock.

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

         Total expenses for the period increased to $311.4 million from $263.3 million, an increase of 18%. Of the $48.1 million increase, $39.9 million, or 83%, was due to an increase in operating expenses. The increase in operating expenses resulting from acquisitions consummated subsequent to June 30, 1995 was $23.7 million, or 59% of the increase in operating expenses, for the three months ended June 30, 1996. The remainder of the increase in operating expenses primarily resulted from costs related to the increased medical acuity level of the Company's patients.

         Corporate administrative and general expenses for the three months ended June 30, 1996 increased by $680,000, or 5%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization decreased to $8.5 million during the three months ended June 30, 1996, a 12% decrease as compared to $9.7 million in the same period in 1995. Rent expense increased by $1.4 million, or 9%, over the comparable period in 1995, primarily as a result of the addition of 5 leased facilities subsequent to June 30, 1995, and increases in contingent rentals which are based on gross revenues of certain leased facilities. These increases were partially offset by the reduction in rent expense resulting from the acquisitions subsequent to June 30, 1995 of two facilities, which were previously leased by the Company. Interest expense, net, increased $7.3 million, or 85% during the three months ended June 30, 1996 to $15.9 million. The increase in interest expense was primarily a result of the Company's 9-5/8% Senior Subordinated Notes issued in May 1995, the 10-1/4% Senior Subordinated Notes issued in May 1996, and increased borrowings under its $700 million credit and term loan facility which closed in May 1996.

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

         Total expenses for the period increased to $616.5 million from $515.4 million, an increase of 20%. Of the $101.2 million increase, $82.5 million, or 82%, was due to an increase in operating expenses. The increase in operating expenses resulting from acquisitions consummated subsequent to June 30, 1995 was $39.0 million, or 47% of the increase in operating expenses, for the six months ended June 30, 1996. The remainder of the increase in operating expenses primarily resulted from costs related to the increased medical acuity level of the Company's patients.

         Corporate administrative and general expenses for the six months ended June 30, 1996 increased by $3.4 million, or 13%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization was $16.8 million during the six months ended June 30, 1996 as compared to $18.6 million during the six months ended June 30, 1995. Rent expense increased by $3.0 million, or 9%, over the comparable period in 1995, primarily as a result of the addition of 5 leased facilities subsequent to June 30, 1995, and increases in contingent rentals which are based on gross revenues of certain leased facilities. These increases were partially offset by the reduction in rent expense resulting from the acquisition subsequent to June 30, 1995 of two facilities which were previously leased by the Company. Interest expense, net, increased $14.2 million, or 89%, during the six months ended June 30, 1996 to $30.1 million. The increase in interest expense was primarily a result of the Company's 9-5/8% Senior Subordinated Notes issued in May 1995, 10-1/4% Senior Subordinated Notes issued in May 1996, and increased borrowings under its $700 million credit and term loan facility which closed in May 1996.

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

Liquidity and Capital Resources


         At June 30, 1996, the Company had working capital of $187.6 million, as compared with $136.3 million at December 31, 1995. The increase in working capital was primarily due to an increase in patient accounts and third party payor settlements receivable and other current assets and a decrease in accounts payable and accrued expenses. There were no material commitments for capital expenditures as of June 30, 1996. Net patient accounts and third-party payor settlements receivable increased $32.9 million to $263.2 million at June 30, 1996, as compared to $230.3 million at December 31, 1995. Of the $32.9 million increase in accounts receivable, $6.0 million was attributable to new facilities and related services businesses acquired subsequent to December 31, 1995 and $26.9 million was due to increased accounts receivable at facilities in operation and related services businesses owned at both December 31, 1995 and June 30, 1996. Gross patient accounts receivable were $250.6 million at June 30, 1996, as compared to $226.8 million at December 31, 1995. Third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $31.1 million at June 30, 1996, as compared to $21.6 million at December 31, 1995. Approximately $16.0 million, or 51%, of the third-party payor settlements receivable from federal and state governments at June 30, 1996 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.


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

         Net cash provided by operating activities for the six months ended June 30, 1996, was $206,000 as compared to $10.7 million provided by operating activities for the comparable period in 1995. Net cash provided by operating activities for the six months ended June 30, 1996 decreased from the comparable period in 1995 primarily as a result of increases in patient accounts and third-party payor settlements receivable in 1996 and a $4.2 million increase in income taxes payable in the six months ended June 30, 1995.

         Net cash provided by financing activities was $130.6 million for the six month period in 1996 as compared to $120.7 million provided by financing activities for the comparable period in 1995. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt.

         Net cash used by investing activities was $125.3 million for the six month period ended June 30, 1996 as compared to $131.6 million used by investing activities for the six month period ended June 30, 1995. Cash used for the acquisition of facilities and ancillary company acquisitions was $18.2 million in 1996 as compared to $39.5 million for 1995. Cash used for the purchase of property, plant and equipment was $67.4 million in 1996 and $47.9 million in 1995.

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

                 10.02 Registration Rights Agreement, dated as of May 23, 1996 among the Company, Smith Barney, Inc., Donaldson, Lufkin and Jenrette Securities Corporation, and Citicorp Securities, Inc. (1)

                 27.    Financial Data Schedule

                        (1) Previously  Filed in the  Company's  report  on Form
                            10-Q for the six months ended June 30, 1996.

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



                                    INTEGRATED HEALTH SERVICES, INC.



                                    By: /s/ W. Bradley Bennett
                                        -----------------------------------
                                        W. Bradley Bennett
                                             Executive Vice President and
                                             Chief Accounting Officer







Dated:  June 4, 1997
       -------------------------