Form 10-Q/A
period 1996-09-30
INTEGRATED HEALTH SERVICES INC
filed 1997-07-09
CIK 785814

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)




                                                                  September 30,          December 31,
                                                                      1996                   1995
                                                                  ------------           ------------
                                                                   (Unaudited)
   Assets
   ------
Current Assets:
   Cash and cash equivalents                                     $      41,127           $     38,917
   Temporary investments                                                 1,896                  2,387
   Patient accounts and third-party payor settlements
     receivable, less allowance for doubtful receivables
     of $20,327 at September 30, 1996 and $18,128 at
     December  31, 1995                                                261,563                230,282
   Supplies, inventories, prepaid expenses
     and other current assets                                           22,415                 25,629
   Income taxes receivable                                                   -                 16,517
                                                                  ------------           ------------

         Total current assets                                          327,001                313,732
                                                                  ------------           ------------

Property, plant and equipment, net                                     865,556                758,127
Intangible assets                                                      316,144                288,033
Other assets                                                           148,484                 73,838
                                                                  ------------           ------------
         Total assets                                            $   1,657,185           $  1,433,730
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
   Common stock, $0.001 par value.  Authorized 150,000,000
    shares; 23,197,954 shares issued and outstanding at
    September 30, 1996 and 21,785,334 shares issued and
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
                                                                  ============           ============







          See accompanying Notes to Consolidated Financial Statements

                        INTEGRATED HEALTH SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in Thousands, except per share data)
                                  (Unaudited)



                                                      Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                      ------------------       -----------------
                                                        1996       1995         1996       1995
                                                      -------    -------       ------    -------

Net revenues:
    Basic medical services                         $ 101,189   $  95,482    $ 296,468   $ 272,183
    Specialty medical services                       211,904     193,604      658,297     558,093
    Management services and other                     12,572      10,076       33,953      29,902
    Gain on sale of assets                            34,298           0       34,298           0
                                                     -------     -------    ---------     -------
        Total revenues                               359,963     299,162    1,023,016     860,178
                                                     -------     -------    ---------     -------

Costs and expenses:

    Operating expenses                               241,177     224,457      745,346     646,165
    Corporate administrative and general              14,943      14,262       44,890      40,838
    Depreciation and amortization                      9,130       9,867       25,909      28,509
    Rent                                              18,445      16,726       53,980      49,246
    Interest (net of investment income of
        $414, $403, $1,459, and $1,295 for the
        three months ended September 30,
        1996 and 1995, and for the nine months
        ended September 30, 1996 and 1995,
        respectively)                                 15,931      10,955       46,033      26,870
    Merger costs                                           0       1,939            0       1,939
                                                     -------     -------      -------     -------
        Total costs and expenses                     299,626     278,206      916,158     793,567
                                                     -------     -------    ---------     -------

        Earnings before equity in earnings
        of affiliates, income taxes and
        extraordinary items                           60,337      20,956      106,858      66,611

Equity in earnings of affiliates                         323         364        1,083         994
                                                      ------      ------      -------      ------

        Earnings before income taxes
        and extraordinary items                       60,660      21,320      107,941      67,605

Federal and state income taxes                        44,149       8,208       62,353      26,028
                                                      ------      ------      -------      ------
        Earnings before extraordinary items           16,511      13,112       45,588      41,577

Extraordinary items (See Note 6)                           0           0        1,431         508
                                                      ------      ------       ------      ------
        Net earnings                                $ 16,511    $ 13,112     $ 44,157    $ 41,069
                                                    ========    ========     ========    ========

Per Common Share


         Earnings before extraordinary
          item - primary                            $   0.69    $    .60     $   1.95    $   1.82
         Earnings before extraordinary
          item - fully diluted                          0.58        0.52         1.68        1.59


         Net earnings - primary                         0.69        0.60         1.89        1.80
         Net earnings - fully diluted                   0.58        0.52         1.64        1.57
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

Issuance of 1,226,978 shares of
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
                                     ---------------------------------------------------------------------------------------

Balance at  September 30, 1996       $   23       $  438,880       $   78,108     $       0       $  11,483       $  528,494
                                     ======       ==========       ==========     =========       =========       ==========

          See accompanying Notes to Consolidated Financial Statements

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                    Nine Months Ended
                                                                      September 30,
                                                                 ------------------------
                                                                    1996           1995
                                                                 ----------     ----------


Cash flows from operating activities:
     Net earnings                                                $   44,157     $   41,069
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Gain on sale of assets                                       (34,298)             -
       Extraordinary item                                             2,327            826
       Undistributed results of joint ventures                         (348)          (406)
       Depreciation and amortization                                 25,909         28,509
       Deferred income taxes and other non-cash items                 3,162          2,869
       Amortization of gain on salleaseback transactions               (749)          (762)
       Increase in patient accounts and third-party
        payor settlements receivable, net                           (21,724)       (32,075)
       Increase in supplies, inventory, prepaid expenses and
        other current assets                                           (979)        (4,482)
       Decrease in accounts payable and accrued expenses            (27,025)       (23,094)
       Decrease in income taxes receivable                           16,517              -
       Increase in income taxes payable                               6,962          4,579
                                                                   --------       --------

        Net cash provided by operating activities                    13,911         17,033
                                                                   --------       --------
Cash flows from financing activities:
 Proceeds from issuance of capital stock, net                         3,150          7,510
 Proceeds from long-term borrowings                                 832,653        430,915
 Repayment of long-term debt                                       (766,450)      (288,457)
 Deferred financing costs                                            (8,128)        (5,102)
 Purchase of treasury stock                                               -        (12,790)
                                                                   --------       --------
        Net cash provided by financing activities                    61,225        132,076
                                                                   --------       --------

Cash flows from investing activities:
 Sale of facilities and divisions                                   125,000         29,303
 Sale of temporary investments                                        5,086          3,982
 Purchase of temporary investments                                   (4,595)        (1,287)
 Business acquisitions                                              (46,106)       (50,752)
 Purchase of property, plant and equipment                         (104,647)       (96,532)
 Intangible assets                                                        -        (11,338)
 Other assets                                                       (47,664)       (44,526)
                                                                   --------       --------
        Net cash used by investing activities                       (72,926)      (171,150)
                                                                   --------       --------

        Increase (decrease) in cash and cash equivalents              2,210        (22,041)

Cash and cash equivalents, beginning of period                       38,917         57,724
                                                                   --------       --------
Cash and cash equivalents, end of period                         $   41,127       $ 35,683
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

           During the nine months ended September 30, 1996, the Company paid purchase option deposits of $10.3 million, including $7.3 million through the issuance of 305,300 shares of the Company's common stock.

           During the nine months ended September 30, 1996, the Company incurred approximately $8.5 million of pre-acquisition costs.

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

            Under the terms of the Agreement, which was approved by the Board of Directors of both IHS and Coram, holders of Coram Common Stock ("Coram Common Stock") will receive for each share of Coram Common Stock 0.2111 of a share of IHS Common Stock, having a market value of $5.44 based on the closing price of IHS Common Stock on the last business day prior to the signing of the Agreement. Options and warrants to purchase Coram Common Stock will be converted at the closing into options and warrants, respectively, to purchase IHS Common Stock. At September 30, 1996 Coram had outstanding 42,266,867 shares of Coram Common Stock, options to purchase 6,806,531 shares of Coram Common Stock ("Coram Options") and warrants to purchase 7,210,118 shares of Coram Common Stock ("Coram Warrants") which includes warrants of CFI (discussed below). In addition, Coram has agreed to issue 5,000,000 shares of Coram Common Stock in settlement of a pending class action lawsuit. IHS will issue approximately 9,978,036 shares of IHS Common Stock which includes shares issued by Coram in connection with the settlement of a pending class action lawsuit under the Agreement, and will reserve for issuance of approximately 2,610,000 shares of IHS Common Stock issuable upon exercise of Coram Options and Coram warrants after giving effect to the transaction with CFI (discussed below). At September 30, 1996, IHS had outstanding 23,197,954 shares of IHS Common Stock and had reserved for issuance approximately 10,500,000 shares under stock option and stock purchase plans and warrants and 7,989,275 shares upon conversion of outstanding convertible debentures.

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

Note 12:   Subsequent Events

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

         Total expenses for the period increased to $299.6 million from $278.2 million, an increase of 8%. Of the $21.4 million increase, $16.7 million, or 78%, was due to an increase in operating expenses. Of the $241.2 million in operating expenses, $18.6 million, or 8%, was attributable to acquisitions consummated subsequent to September 30, 1995. The increase in operating expenses was offset by the reduction in operating expenses related to the pharmacy division which was sold in July 1996.

         Corporate administrative and general expenses for the three months ended September 30, 1996 increased by $700,000, or 5%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization decreased to $9.1 million during the three months ended September 30, 1996, a 7% decrease as compared to $9.9 million in the same period in 1995.

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

         Total expenses for the period increased to $916.2 million from $793.6 million, an increase of 15%. Of the $122.6 million increase, $99.2 million, or 81%, was due to an increase in operating expenses. Of the $99.2 million increase in operating expenses, $38.9 million, or 39%, was attributable to acquisitions consummated subsequent to September 30, 1995. The remainder of the increase in operating expenses primarily resulted from costs related to the increased medical acuity level of the Company's patients, partially offset by the reduction in operating expenses related to the pharmacy division which was sold in July 1996.

         Corporate administrative and general expenses for the nine months ended September 30, 1996 increased by $4.1 million, or 10%, over the comparable period in 1995. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of owned, leased and managed facilities and ancillary businesses. Depreciation and amortization was $25.9 million and $28.5 million during the nine months ended September 30, 1996 and 1995, respectively. Rent expense increased by $4.7 million, or 10%, over the comparable period in 1995, primarily as a result of the addition of 4 leased facilities subsequent to September 30, 1995, and increases in contingent rentals which are based on gross revenues of certain leased facilities, partially offset by a reduction in rent expense resulting from the sale of the pharmacy division. Interest expense, net, increased $19.2 million during the nine months ended September 30, 1996 to $46.0 million. The increase in interest expense was primarily a result of the Company's issuance of $115 million principle amount of 9-5/8% Senior Subordinated Notes issued in May 1995, the Company's issuance of $150 million principal amount of 10-1/4% Senior Subordinated Notes issued in May 1996, and increased borrowings under its $700 million revolving credit facility which closed in May 1996, and its $500 million revolving credit and term loan facility which closed in May 1995. In the nine months ended September 30, 1995, the Company incurred merger costs of $1.9 million relating to the acquisition of IntegraCare.

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

Liquidity and Capital Resources

         At September 30, 1996, the Company had working capital of $115.5 million, as compared with $136.3 million at December 31, 1995. There were no material commitments for capital expenditures as of September 30, 1996. Net patient accounts and third-party payor settlements receivable increased $31.3 million to $261.6 million at September 30, 1996, as compared to $230.3 million at December 31, 1995. Of the $31.3 million increase in accounts receivable, $34.1 million was attributable to new facilities and ancillary services businesses acquired subsequent to December 31, 1995, partially offset by a $17.0 million decrease due to the sale of the pharmacy division, and a $14.2 million increase due to increased accounts receivable at facilities in operation and related services businesses owned at both December 31, 1995 and September 30, 1996. Gross patient accounts receivable were $257.4 million at September 30, 1996, as compared to $226.8 million at December 31, 1995. Third- party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $24.5 million at September 30, 1996, as compared to $21.6 million at December 31, 1995. Approximately $9.0 million, or 37%, of the third-party payor settlements receivable from federal and state governments at September 30, 1996 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

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

         Net cash provided by operating activities for the nine months ended September 30, 1996, was $13.9 million as compared to $17.0 million provided by operating activities for the comparable period in 1995. Net cash provided by operating activities for the nine months ended September 30, 1996 decreased from the comparable period in 1995 primarily as a result of changes in the Company's current assets and liabilities.

         Net cash provided by financing activities was $61.2 million for the nine month period in 1996 as compared to $132.1 million provided by financing activities for the comparable period in 1995. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt.

         Net cash used by investing activities was $72.9 million for the nine month period ended September 30, 1996 as compared to $171.2 million used by investing activities for the nine month period ended September 30, 1995. Cash used for the acquisition of facilities and ancillary company acquisitions was $46.1 million in 1996 as compared to $50.8 million for 1995. Cash used for the purchase of property, plant and equipment was $104.6 million in 1996 and $96.5 million in 1995. In the nine months ended September 30, 1996, the Company received $125 million in cash from the sale of the pharmacy division.

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

              10.2 Agreement, dated as of October 20, 1996, by and between MedPartners, Inc. and Integrated Health Services, Inc. (4)

              10.3 Integrated Health Services, Inc. Stock Option Plan for New Non-Employee Directors, as amended. (5)

              10.4 Integrated Health Services, Inc. Stock Option Compensation Plan for Non-Employee Directors, as amended. (5)

              10.5 Integrated Health Services, Inc. 1995 Stock Option Plan for Non-Employee Directors. (5)

              10.6  Stock Option Agreement, dated as of  November 27,  1995,  by
                    and   between  Integrated  Health  Services, Inc.  and  John
                    Silverman. (5)

              10.7 Integrated Health Services, Inc. 1994 Stock Incentive Plan, as amended. (5)

              10.8  1996 Stock Incentive Plan  of  Integrated  Health  Services,
                    Inc.

              27.   Financial Data Schedule. (5)

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

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated as of July 30, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated as of September 25, 1996

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated as of October 17, 1996.

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated as of October 19, 1996.

(5) Previously filed in the Company's Report on Form 10-Q for the nine months ended September 30, 1996.

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



Dated: July 8, 1997
      ------------------------------