Form 10-Q
period 1997-06-30
INTEGRATED HEALTH SERVICES INC
filed 1997-08-14
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q




[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             June 30, 1997

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from               to

Commission File Number: 1-12306


                     Integrated Health Services, Inc.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                             23-2428312
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

          10065 Red Run Boulevard, Owings Mills, MD          21117
         (Address of principal executive offices)          (Zip Code)

                              (410) 998-8400
                  (Registrant's telephone, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of August 6, 1997: 25,513,551 shares.

                        INTEGRATED HEALTH SERVICES, INC.
                                      INDEX




PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1.  - Condensed Financial Statements -

         Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996                                3

         Consolidated Statements of Earnings
           for the three and six months ended
           June 30, 1997 and 1996                                             4

         Consolidated Statement of Changes in
           Stockholders' Equity for the six
           months ended June 30, 1997                                         5

         Consolidated Statements of Cash Flows
           for the six months ended June 30, 1997
           and 1996                                                           6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                         14


PART II:          OTHER INFORMATION

Item 2.  Changes in Securities                                                24

Item 4.  Submission of Matters to a Vote of
           Security Holders                                                   25

Item 6.  Exhibits and Reports on Form 8-K                                     25

                                          INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars In Thousands)

                                                                                              June 30,            December 31,
                                                                                                1997                  1996
                                                                                          -----------------    --------------------
       Assets
Current Assets:
       Cash and cash equivalents                                                       $            43,105                  39,028
       Temporary investments                                                                         2,367                   2,044
       Patient accounts and third-party payor settlements
         receivable, less allowance for doubtful receivables                                       344,144                 326,883
         of $38,881 at June 30, 1997 and $41,527 at December 31, 1996
       Supplies inventories, prepaid expenses
         and other current assets                                                                   28,931                  26,243
       Income tax receivable                                                                        30,617                  20,992
                                                                                          -----------------    --------------------
               Total current assets                                                                449,164                 415,190
                                                                                          -----------------    --------------------

Property, plant and equipment, net                                                                 910,772                 864,335
Intangible assets                                                                                  633,206                 572,159
Investments in and advances to affiliates                                                           74,001                  76,047
Other assets                                                                                        75,504                  65,376
                                                                                          -----------------    --------------------

               Total assets                                                            $         2,142,647               1,993,107
                                                                                          =================    ====================


       Liabilities and Stockholders' Equity
Current Liabilities:
       Current maturities of long-term debt                                            $            13,161                  16,547
       Accounts payable and accrued expenses                                                       276,961                 341,094
                                                                                          -----------------    --------------------
               Total current liabilities                                                           290,122                 357,641
                                                                                          -----------------    --------------------

Long-term Debt:
       Convertible  subordinated debentures                                                        258,750                 258,750
       Other long-term debt, less current maturities                                               946,337                 779,450
                                                                                          -----------------    --------------------
               Total long-term debt                                                              1,205,087               1,038,200
                                                                                          -----------------    --------------------

Other long-term liabilities                                                                         35,315                  33,851
Deferred income taxes                                                                               25,073                  22,283
Deferred gain on sale-leaseback transactions                                                         5,731                   6,267
Stockholders' equity:
       Preferred stock, authorized 15,000,000 shares; no shares
            issued and outstanding                                                                      --                      --
       Common stock, $0.001 par value.  Authorized 150,000,000
         shares;  outstanding  25,387,377  at June 30,  1997 and  23,628,250 at December 31, 1996 (including 41,900 treasury shares at
         June 30, 1997)                                                                                 25                      24
       Additional paid-in capital                                                                  492,892                 445,667
       Retained earnings                                                                            89,940                  79,814
       Unrealized gain on available for sale securities                                                  0                   9,360
       Treasury stock at cost (41,900 shares at June 30, 1997)                                     (1,538)                       0
                                                                                          -----------------    --------------------
               Net stockholders' equity                                                            581,319                 534,865
                                                                                          -----------------    --------------------

               Total liabilities and stockholders' equity                              $         2,142,647               1,993,107
                                                                                          =================    ====================

                                     See accompanying Notes to Consolidated Financial Statements






                                          INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF EARNINGS
                                                       (Dollars in Thousands)


                                                          Three Months Ended                        Six Months Ended
                                                            June 30,                                    June 30,
                                              --------------------------------------      --------------------------------------

                                                   1997                  1996                  1997                  1996
                                              ----------------      ----------------      ----------------      ----------------
Net revenues:
  Basic medical services                      $        88,055                98,063               176,810               195,279
  Specialty medical services                          360,113               226,868               722,802               446,393
  Management services and other                         9,805                10,849                19,304                21,381
                                              ----------------      ----------------      ----------------      ----------------
    Total revenues                                    457,973               335,780               918,916               663,053
                                              ----------------      ----------------      ----------------      ----------------

Costs and expenses:
  Operating expenses                                  338,736               254,274               691,148               504,169
  Corporate administrative and general                 18,135                14,854                36,151                29,947
  Depreciation and amortization                        15,814                 8,505                30,844                16,779
  Rent                                                 25,786                17,879                49,795                35,535
  Interest, net                                        23,224                15,888                44,645                30,102
  Non-recurring charges, net                           21,072                     0                20,047                     0
                                              ----------------      ----------------      ----------------      ----------------
    Total costs and expenses                          442,767               311,400               872,630               616,532
                                              ----------------      ----------------      ----------------      ----------------

    Earnings before equity in earnings
    (loss) of affiliates, income taxes
    and extraordinary items                            15,206                24,380                46,286                46,521

Equity in earnings (loss) of affiliates                  (83)                   460                    98                   760
                                              ----------------      ----------------      ----------------      ----------------

    Earnings before income taxes
    and extraordinary items                            15,123                24,840                46,384                47,281

Federal and state income taxes                          5,898                 9,563                18,090                18,203
                                              ----------------      ----------------      ----------------      ----------------

    Earnings before extraordinary items                 9,225                15,277                28,294                29,078

Extraordinary items (Note 6)                           18,168                 1,431                18,168                 1,431
                                              ----------------      ----------------      ----------------      ----------------

    Net earnings (loss)                       $       (8,943)                13,846                10,126                27,647
                                              ================      ================      ================      ================

Per Common Share - primary
    Earnings before extraordinary
    item                                      $          0.31                  0.64                  1.05                  1.26
    Net earnings (loss)                                (0.36)                  0.58                  0.38                  1.20
                                              ================      ================      ================      ================

Per Common Share - fully diluted
    Earnings before extraordinary
    item                                                0.29                  0.56                  0.92                  1.10
    Net earnings (loss)                                (0.22)                  0.51                  0.41                  1.05
                                              ================      ================      ================      ================



                                     See accompanying Notes to Consolidated Financial Statements


                                                            Page 4 of 27


                                          INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (dollars in thousands)
                                                                                            Unrealized
                                                                                             Gain On
                                                            Additional                       Available
                                              Common         Paid-In        Retained         For Sale        Treasury
                                              Stock          Capital        Earnings        Securities         Stock           Total
                                             ---------------------------------------------------------------------------------------

Balance at December 31, 1996               $     24         445,667          79,814            9,360             -           534,865

Issuance of 976,504 shares of common
stock in payment of earn-out in
connection with prior acquisition (Note 3)       1           26,438               -                -              -           26,439

Issuance of 322,472 shares of
common stock in connection with 1997
acquisitions (Note 3)                            -           11,460               -                -              -           11,460

Issuance of 30,248 shares of common
stock in connection with employee
stock purchase plan                              -              647               -                -              -              647

Exercise of employee stock options
for 471,803 shares of common stock               -            8,680               -                -              -            8,680

Repurchase of 41,900 shares of treasury
stock  (Note 7)                                  -                -               -                -         (1,538)         (1,538)

Realized gain on available for sale
securities                                       -                -               -          (9,360)              -          (9,360)

Net earnings                                     -                -          10,126                -              -           10,126
                                              --------------------------------------------------------------------------------------

Balance at June 30, 1997                    $   25         492,892           89,940                0         (1,538)         581,319
                                              ======================================================================================


                                     See accompanying Notes to Consolidated Financial Statements





                                          INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (dollars in thousands)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                     -------------------------------------
                                                                                          1997                 1996
                                                                                     ----------------     ----------------

Cash flows from operating activities:
    Net earnings                                                                   $          10,126               27,647
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Extraordinary item (Note 6)                                                         29,784                2,327
          Non-recurring charges, net                                                          20,047                    0
          Undistributed results of joint ventures                                                328                (390)
          Depreciation and amortization                                                       30,844               16,779
          Deferred income taxes and other non-cash items                                       2,090                2,095
          Amortization of gain on sale-leaseback transactions                                  (536)                (516)
          Increase in patient accounts and third-party
             payor settlements receivable, net                                              (10,109)             (31,399)
          Increase in supplies inventory, prepaid
             expenses and other current assets                                               (2,483)                (986)
          Decrease in accounts payable and accrued expenses                                 (59,439)             (16,716)
          (Increase) decrease in income taxes receivable                                     (9,644)                1,800
                                                                                     ----------------     ----------------

             Net cash provided by operating activities                                        11,008                  641
                                                                                     ----------------     ----------------

Cash flows from financing activities:
    Proceeds from issuance of capital stock, net                                               9,327                1,799
    Proceeds from long-term borrowings                                                     1,083,219              627,675
    Repayment of long-term debt                                                            (919,514)            (490,761)
    Payment of pre-payment premiums and fees of debt
       extinguishment  (Note 6)                                                             (23,598)                    0
    Deferred financing costs                                                                (13,840)              (8,090)
    Dividends paid                                                                             (471)                (435)
    Purchase of treasury stock                                                               (1,538)                    0
                                                                                     ----------------     ----------------

             Net cash provided by financing activities                                       133,585              130,188
                                                                                     ----------------     ----------------

Cash flows from investing activities:
    Sale of temporary investments                                                                119                   97
    Purchase of temporary investments                                                          (442)                    0
    Business acquisitions                                                                   (34,543)             (18,159)
    Payment of termination fees and other costs of terminated merger                        (27,555)                    0
    Purchase of property, plant and equipment                                               (67,588)             (67,355)
    Other assets                                                                            (10,507)             (39,930)
                                                                                     ----------------     ----------------

             Net cash used by investing activities                                         (140,516)            (125,347)
                                                                                     ----------------     ----------------

             Increase in cash and cash equivalents                                             4,077                5,482

Cash and cash equivalents, beginning of period                                                39,028               38,917
                                                                                     ----------------     ----------------

Cash and cash equivalents, end of period                                           $          43,105               44,399
                                                                                     ================     ================


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

NOTE 2:          EARNINGS PER SHARE

                 Primary earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock, assumed to be exercised using the treasury stock method. Fully diluted earnings per share is computed as described above, except that the weighted average number of common equivalent shares is determined assuming the dilution resulting from the issuance of the aforementioned options and warrants at the higher of the end-of-period price per share or the weighted average price for the period, and the issuance of common shares upon the assumed conversion of the convertible subordinated debentures. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating fully diluted earnings per share. Such amounts and the resulting net earnings for fully diluted earnings per share purposes are summarized as follows for the six months ended June 30, 1997 and 1996, respectively:

                                                               1997       1996
                                                              -----------------
                 Net earnings                                $10,126     27,647

                 Adjustment for interest and underwriting
                 costs on convertible debentures               4,904      4,944
                                                              ---------  -------

                 Net earnings for fully diluted EPS          $15,030     32,591
                                                              =========  =======

                 Weighted average shares-Primary              26,963     23,039
                 Weighted average shares-Fully Diluted        36,233     31,028
                                                              =========  =======


NOTE 3:          NEW ACQUISITIONS

                         ACQUISITIONS DURING THE SIX MONTHS ENDED JUNE 30, 1997

                         Acquisitions for the six months ended June 30, 1997 and the manner of payment are summarized as follows:

                                                                  COMMON
                                                      TOTAL       STOCK       ACCRUED           CASH
MONTH            TRANSACTION DESCRIPTION              COST        ISSUED      LIABILITIES       PAID
-----            -----------------------              -----       ------      -----------       ----
January          Stock of In-Home Health
                         Care, Inc.                   $3,450      $----      $250              $3,200

February         Assets of Professional
                         Health Services, Inc.         350         ----       100               250

February         Assets of Portable X-Ray
                         Labs, Inc.                    6,200       ----       1,300             4,900

March            Assets of Laboratory
                         Corporation of America        35          ----       ----              35

March            Assets of Doctor's Home
                         Health Agency, Inc.           445         ----       95                350

March            Payment of earnout in
                         connection with Achieve-
                         ment Rehab acquisition
                         in December 1993              26,439      26,439     ----              ----

April            Assets of Coastal
                         Rehabilitation, Inc.          1,450       ----       200               1,250

April            Assets of Mobile
                         Diagnostics, Inc.             225         ----       75                150

June             Stock of Health Care
                         Industries, Inc.              2,325       ----       500               1,825

June             Assets of The Nursing
                         Connection                    330         ----       ----              330

June             Assets of Rehab Dynamics,
                         Inc. and Restorative
                         Therapy, Ltd.                 22,163      11,460    2,500              8,203

Various          Cash payments of
                         acquisition costs
                         accrued in 1996               ----        ----      (14,050)           14,050
                                                      ------      ---------  --------           ------

                                                      $63,412     $37,899   $(9,030)           $34,543
                                                      =======     =========  ========          =======





The allocation of the total cost of the 1997 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                PROPERTY,
                   CURRENT      PLANT &         OTHER       INTANGIBLE       CURRENT         LONG-TERM        TOTAL
TRANSACTION        ASSETS       EQUIPMENT       ASSETS      ASSETS           LIABILITIES     LIABILITIES      COSTS
-----------        -------      ---------       ------      ----------       -----------     -----------      -----
In-Home Health
Care, Inc.         $ 989        $ 229           $ 7         $ 3,856          ($ 797)         ($ 834)          $ 3,450

Professional
Health Services,
Inc.                  --           20             9             321               --               --             350

Portable X-Ray
Labs, Inc.         1,309           --            11           5,653            (297)            (476)           6,200

Laboratory Corp.
of America
                      --           10            --              25               --               --              35

Doctor's Home
Health Agency,
Inc.                  --            6            --             439               --               --             445

Achievement
Rehab (earnout)       --           --            --          26,439               --               --          26,439

Coastal
Rehabilitation,
Inc.                 257           85            --           1,764            (576)              (80)          1,450

Mobile
Diagnostics,
Inc.                  --           38            --             187               --               --             225

Health Care
Industries,
Inc.                 805          204            41           2,505          (1,080)             (150)          2,325

The Nursing
Connection,
Inc.                  14           62            --             254               --               --             330

Rehab Dynamics,
Inc. & Restorative
Therapy, Ltd.      4,140          954           107          21,478           (3,204)          (1,312)         22,163
                   -----         -----         -----         -------           -------         -------         ------

                  $7,514       $1,608          $175         $62,921          ($5,954)         ($2,852)        $63,412
                  ======       ======          =====        =======          ========         ========        =======





NOTE 4:          9-1/2% SENIOR SUBORDINATED NOTES DUE 2007

                         In May 1997, the Company issued $450 million aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2007 (the "Senior Notes"). Interest on the Senior Notes is payable semiannually on March 15 and September 15, commencing September 15, 1997. The Senior Notes are redeemable for cash at any time on or after September 15, 2002, at the option of the Company, in whole or in part, initially at the redemption price equal to 104.75% of principal amount, declining to 100% of principal amount on September 15, 2005, plus accrued interest thereon to the date fixed for redemption. In addition, IHS may redeem up to $150,000,000 aggregate principal amount of Senior Notes at any time and from time to time prior to September 15, 2000 at a redemption price equal to 108.50% of the aggregate principal amount thereof, plus accrued interest thereon, out of the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture under which the Senior Notes were issued (the "Senior Notes Indenture")). In the event of a change in control of IHS (as defined in the Senior Notes Indenture), each holder of Senior Notes may require IHS to repurchase such holder's Senior Notes, in whole or in part, at
                         101% of the principal amount thereof, plus accrued interest to the repurchase date. The Senior Notes Indenture contains covenants, including, but not limited to, covenants with respect to the following matters: (1) limitations on additional indebtedness unless certain coverage ratios are met; (2) limitations on other subordinated debt; (3) limitations on liens;
                         (4) limitations on the issuance of preferred stock by the Company's subsidiaries; (5) limitations on transactions with affiliates; (6) limitations on restricted payments and investments; (7) application of the proceeds of certain asset sales; (8) limitations on restrictions on subsidiary dividends; and (9)
                         restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Company used approximately $247.2 million of the net proceeds from the sale of the Senior Notes to repurchase substantially all of its 9-5/8% Senior Subordinated
                         Notes due 2002 and its 10-3/4% Senior Subordinated Notes due 2004, to pay pre-payment premiums, consent fees and accrued interest related to the repurchase, and used the remaining approximately $191.0 million to repay a portion of the $436.0 million then outstanding under its revolving credit facility. In connection with the repurchase, the Company recorded an extraordinary loss of $18.2 million (net of tax). (See Note 6:
                         Extraordinary Item)

NOTE 5:          NON-RECURRING CHARGES

                         PHARMACY GAIN:

                         In July 1996, the Company sold its pharmacy division to Capstone Pharmacy, Inc. ("Capstone") for a purchase price of $150 million, consisting of cash of $125 million, and shares of Capstone stock having a value of $25 million. At the date of the sale the Company's investment in the shares of Capstone's common stock was recorded at its carryover cost of $14.7 million, which represented less than 20% of the total Capstone shares. During the first quarter of 1997, the Company recorded the remaining gain of $7.6 million on its investment in the Capstone shares. Previously, such gain was accounted for as an unrealized gain on available for sale securities.

                         SETTLEMENT WITH CORAM:

                         On October 19, 1996, the Company and Coram Healthcare Corporation ("Coram") entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly-owned subsidiary of IHS into Coram, with Coram becoming a wholly-owned subsidiary of IHS. Under the terms of the Merger Agreement, holders of Coram common stock were to receive for each share of Coram common stock 0.2111 of a share of the Company's common stock, and IHS would have assumed approximately $375 million of indebtedness. On April 4, 1997, IHS notified Coram that it had exercised its rights to terminate the Merger Agreement. IHS also terminated the March 30, 1997 letter amendment, setting forth proposed revisions to the terms of the merger (which included a reduction in the exchange ratio to 0.15 of a share of IHS common stock for each share of Coram common stock), prior to the revisions becoming effective at the close of business on April 4, 1997. On May 5, 1997, IHS and Coram entered into a settlement agreement pursuant to which the Company paid Coram $21 million in full settlement of all claims Coram might have against IHS pursuant to the Merger Agreement, which the Company recognized as a non-recurring charge in the second quarter. In addition, during the first quarter the Company incurred a non-recurring charge of $6.6 million relating to accounting, legal and other costs related to the merger.

NOTE 6:          EXTRAORDINARY ITEM

                         In the second quarter of 1997, the Company recorded a pre-tax loss of $29.8 million representing (1) approximately $23.6 million of cash payments for pre-payment premium and tender and consent fees relating to the early extinguishment of debt resulting from the Company's repurchase pursuant to cash tender offers of $99,873,000 principal amount of the Company's $100 million of outstanding 10-3/4% Senior Subordinated Notes due 2004 and $114,975,000 of the Company's $115 million of outstanding 9-5/8% Senior Subordinated Notes due 2002 and (2) approximately $6.2 million relating to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $11.6 million, is presented in the statement of earnings as an extraordinary loss of $18.2 million.

                         In the second quarter of 1996, the Company replaced its $500 million revolving credit facility and term loan with the $700 million revolving credit facility. This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $2.3 million, relating primarily to the write-off of deferred costs. Such loss, reduced by the related income tax effect of $896,000, is presented in the statement of earnings as an extraordinary item of $1.4 million.

NOTE 7:          STOCK REPURCHASE

                         The Company's Board of Directors has authorized the repurchase in the open market of up to $20 million of the Company's Common Stock. The purpose of the repurchase program is to have available treasury shares of Common Stock to (i) satisfy contingent earn-out payments under prior business combinations accounted for by the purchase method, (ii) issue in connection with acquisition and (iii) issue upon exercise of outstanding options. The repurchases will be funded from the cash from operations and drawings under the Company's revolving credit facility. During the six months ended June 30, 1997, the Company repurchased 41,900 shares of Common Stock for an aggregate purchase price of approximately $1.5 million.

NOTE 8:          RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9:          SUBSEQUENT EVENTS

                         PROPOSED MERGER WITH ROTECH MEDICAL CORPORATION:

                         On July 6, 1997, the Company and RoTech Medical Corporation ("RoTech") entered into a definitive merger agreement pursuant to which RoTech will merge with the Company. RoTech provides comprehensive home healthcare and primary care physician services, principally to patients in non-urban areas.

                         Under the terms of the agreement, the Company will issue 0.5806 shares of IHS common stock for each share of RoTech common stock currently outstanding. When the acquisition is consummated, IHS will issue approximately 15.3 million shares of common stock. The equity value of the acquisition is approximately $615 million, based on the exchange terms, and the Company will reserve for issuance approximately 20 million shares upon exercise of RoTech options and approximately 2.4 million shares for issuance upon conversion of $110 million of RoTech's convertible Debentures. Following the merger, IHS may be obligated to repurchase such debentures at face value. The total value of the transaction including the assumption of RoTech's debt by IHS and other financial obligations, will be approximately $915 million.

                         The transaction, which will be accounted for under the purchase method, has been unanimously approved by the Board of Directors of each company. Completion of the transaction is subject to various conditions including approval by IHS and RoTech stockholders, approval by IHS' senior lenders, and certain regulatory approvals. Each party may terminate the agreement if the average trading price of IHS Common Stock over the ten trading days ending on the fifth trading day prior to the RoTech stockholders' meeting to approve the merger is equal to or less than $33.00. The merger agreement also provides for payment of breakup fees under certain circumstances.

                         PROPOSED MERGER WITH COMMUNITY CARE OF AMERICA, INC.:

                         On August 1, 1997 the Company and Community Care of America, Inc. ("CCA") entered into a definitive merger agreement for IHS to acquire all of the outstanding shares of CCA for $4.00 per share in cash. Community Care of America, Inc., based in Naples, Florida, develops and operates skilled nursing facilities in medically underserved rural communities. CCA's operations include 54 long-term care facilities, one physician practice, and one outpatient rehabilitation center. Pursuant to the agreement, IHS on August 7, 1997 commenced a tender offer of $4.00 per share in cash for all outstanding shares of CCA's common stock. IHS' obligation to purchase the tendered shares is subject to a number of conditions, including there being tendered at least 5,329,119 shares of CCA (representing a majority of the outstanding CCA shares on a fully-diluted basis). IHS estimates the total cost for the transaction, including the assumption of approximately $62 million of debt, will be approximately $98.2 million.

                         Dr. Robert N. Elkins, Chairman and Chief Executive Officer of the Company, is a director of CCA, and beneficially owns approximately 21% of CCA's shares; and John Silverman, a director and employee of the Company, is Chairman of CCA.

                         OTHER ACQUISITIONS:

                         On August 8, 1997, the Company purchased Healthcare Personell, Inc., a home health services company, for approximately $675,000.

                         The Company  has reached  agreements  in  principle  to
                         purchase a mobile x-ray company for approximately $300,000, a mobile x-ray company for approximately $1.2 million, a home health company for approximately $5.1 million, and a home health company for approximately $60.0 million. The Company has also reached definitive agreements to purchase a home health company for approximately $24.5 million, and a home health company for approximately $27.9 million.

                         There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms, or at all.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

                 Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's substantial indebtedness, growth strategy, managed care strategy, capital requirements and recent acquisitions as well as competition, government regulation, general economic conditions and the other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


THREE MONTHS ENDED JUNE 30, 1997
COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

                 Net revenues for the three months ended June 30, 1997 increased $122.2 million, or 36%, to $458.0 million from the comparable period in 1996. Approximately 83% of the increase is attributable to the acquisition of companies providing rehabilitation, home health, mobile x-ray and electrocardiogram services subsequent to June 30, 1996, partially offset by a reduction in revenue resulting from the sale of the Company's pharmacy division in July 1996, the sale of a majority interest in its assisted living services division in October 1996, and the sale of two facilities in the second quarter of 1997. Revenues in the three months ended June 30, 1996 include revenues of $25.0 million for the pharmacy division and revenues of $5.7 million from its assisted living services division. The remaining increase was due primarily to facilities and ancillary companies acquired during the second quarter of 1996 and increased revenues from facilities and ancillary companies in operation during both periods. The Company derived approximately 49% and 17% of its patient revenues from Medicare and Medicaid, respectively, in the three months ended June 30, 1997, compared to 33% and 24%, respectively, in the comparable period in 1996.

                 Basic medical services revenue decreased 10% from $98.1 million to $88.1 million. This decrease primarily resulted from the conversion by the Company of certain skilled nursing beds to Medical Specialty Unit (MSU) beds after June 30, 1996, the sale of a majority interest in its assisted living services division in October 1996, and the sale of two facilities in the second quarter of 1997.

                 Specialty medical services revenue increased 59% from $226.9 million to $360.1 million. Of the $133.2 million increase, $101.1 million, or 76%, was attributable to revenue from acquisitions subsequent to June 30, 1996, partially offset by a reduction in specialty medical services revenue as a result of the sale of the Company's pharmacy division in July 1996. The remaining increase was due to increased revenue from facilities and ancillary companies in operation in both periods, ancillary companies acquired during the second quarter of 1996, as well as skilled nursing beds being converted to MSU beds after June 30, 1996.

                 Management services and other revenues decreased 10% from $10.8 million to $9.8 million.

                 Total expenses for the period increased 42% to $442.8 million from $311.4 million in the comparable period of 1996. Of the $131.4 million increase, $84.5 million, or 64%, resulted from an increase in operating expenses. A substantial portion of the increase in operating expenses was due to acquisitions consummated subsequent to June 30, 1996, partially offset by the sale of the Company's pharmacy division in July 1996, the sale of a majority interest in its assisted living services division in October 1996, and the sale of two facilities in the second quarter of 1997.

                 Corporate administrative and general expenses for the three months ended June 30, 1997 increased by $3.3 million, or 22%, over the comparable period in 1996. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of ancillary businesses. Depreciation and amortization increased to $15.8 million during the three months ended June 30, 1997, an 86% increase as compared to $8.5 million in the same period in 1996, primarily as a result of increases in goodwill amortization, as well as depreciation related to ancillary company acquisitions consummated during 1996 and 1997. Rent expense increased by $7.9 million, or 44%, over the comparable period in 1996, primarily as a result of increases in contingent rentals, which are based on gross revenues of certain leased facilities and rent at ancillary companies acquired subsequent to June 30, 1996, partially offset by a reduction resulting from the sale of the pharmacy division and the sale of a majority interest in its assisted living services division. Interest expense, net, increased $7.3 million, or 46%, during the three months ended June 30, 1997 to $23.2 million. The increase in interest expense was primarily a result of the Company's $450 million principal amount of 9-1/2% Senior

Subordinated Notes issued in May 1997, the Company's $150 million principal amount of 10-1/4% Senior Subordinated Notes issued in May 1996, and increased borrowings under its current $700 million credit facility, partially offset by a reduction in interest resulting from the repurchase of substantially all of the Company's 9-5/8% and 10-3/4% Senior Subordinated Notes.

                 Earnings before equity in earnings (loss) of affiliates, income taxes and extraordinary items decreased by 38% to $15.2 million for the three months ended June 30, 1997, as compared to $24.4 million for the comparable period in the prior year. This decrease resulted primarily from non-recurring charges incurred during the three months ended June 30, 1997. The non-recurring charge in the three months ended June 30, 1997 represents the settlement and other costs of the terminated merger with Coram Health Care Corporation ("Coram") of $27.6 million, less the gain on the sale of the pharmacy division of $7.6 million. Such gain had previously been deferred and reported as an unrealized gain on available for sale securities, as discussed more fully in
Note 5. Excluding the non-recurring charges, net, earnings before equity in earnings (loss) of affiliates, income taxes and extraordinary items would have increased $11.9 million, or 49% over the comparable prior period.

                 Earnings before income taxes and extraordinary items decreased by 39% to $15.1 million for the three months ended June 30, 1997, as compared to $24.8 million for the comparable period in the prior year. This decrease resulted primarily from the non-recurring charges incurred during the three months ended June 30, 1997. (See Note 5: Non-Recurring Charges) Excluding the non-recurring charges, net, earnings before income taxes and extraordinary items, would have increased $11.4 million or 46% over the comparable prior period. The provision for federal and state income taxes was $5.9 million for the three months ended June 30, 1997, and $9.6 million for the same period in the prior year. Net loss and fully-diluted loss per share for the quarter were $8.9 million in 1997, or 22 cents per share, as compared to net earnings and fully diluted earnings per share of $13.8 million or 51 cents per share for the same period in 1996. During the three months ended June 30, 1997 and 1996, the Company incurred extraordinary losses on the extinguishments of debt of $18.2 million (net of tax), or 51 cents per share (fully-diluted) representing the payment of premium and consent fees and the write-off of deferred financing costs in connection with the repurchase of substantially all of the Company's 9 5/8% and 10 3/4% Senior Subordinated Notes (see Note 6: Extraordinary Item.), and $1.4 million (net of tax), or 5 cents per share (fully-diluted) representing the write-off of deferred fees related to replacement of the Company's $500 million revolving credit and term loan facility with the $700 million revolving credit facility. (See Note 6: Extraordinary Item.), respectively.

SIX MONTHS ENDED JUNE 30, 1997
COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

                 Net revenues for the six months ended June 30, 1997 increased $255.9 million, or 39%, to $918.9 million from the comparable period in 1996. Approximately 84% of the increase is attributable to the acquisition of companies providing rehabilitation, home health, mobile x-ray and electrocardiogram services subsequent to June 30, 1996, partially offset by a reduction in revenue resulting from the sale of the Company's pharmacy division in July 1996, the sale of a majority interest in its assisted living services division in October 1996, and the sale of two facilities in the second quarter of 1997. Revenues in the six months ended June 30, 1996 include revenues of $47.4 million for the pharmacy division and revenues of $11.3 million from its assisted living services division. The remaining increase was due primarily to facilities and ancillary companies acquired during the first half of 1996 and increased revenues from facilities and ancillary companies in operation during both periods. The Company derived approximately 49% and 17% of its patient revenues from Medicare and Medicaid, respectively, in the six months ended June 30, 1997, compared to 33% and 24%, respectively, in the comparable prior period.

                 Basic medical services revenue decreased 9% from $195.3 million to $176.8 million. This decrease primarily resulted from the conversion by the Company of certain skilled nursing beds to Medical Specialty Unit (MSU) beds after June 30, 1996, the sale of a majority interest in its assisted living services division in October 1996, and the sale of two facilities in the second quarter of 1997.

                 Specialty medical services revenue increased 62% from $446.4 million to $722.8 million. Of the $276.4 million increase, $214.0 million, or 77%, was attributable to revenue from acquisitions subsequent to June 30, 1996 partially offset by a reduction in specialty medical services revenue as a result of the sale of the Company's pharmacy division in July 1996. The remaining increase was due to increased revenue from facilities in operation in both periods, ancillary companies acquired during the first half of 1996, as well as skilled nursing beds being converted to MSU beds after June 30, 1996.

                 Management services and other revenues decreased 10% from $21.4 million to $19.3 million.

                 Total expenses for the period increased 42% to $872.6 million from $616.5 million, an increase of 42%. Of the $256.1 million increase, $187.0 million, or 73%, was due to an increase in operating expenses. A substantial portion of the increase in operating expenses was due to acquisitions consummated subsequent to June 30, 1996, partially offset by the sale of the Company's pharmacy division in July 1996, the sale of a majority interest in its assisted living services division in October 1996, and the sale of two facilities in the second quarter of 1997.

                 Corporate administrative and general expenses for the six months ended June 30, 1997 increased by $6.2 million, or 21%, over the comparable period in 1996. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of ancillary businesses. Depreciation and amortization increased 84% to $30.8 million during the six months ended June 30, 1997 as compared to $16.8 million for the six months ended June 30, 1996. This increase is primarily the result of increased goodwill amortization, as well as depreciation related to ancillary company acquisitions consummated subsequent to the second quarter of 1996. Rent expense increased by $14.3 million, or 40%, over the comparable period in 1996, as a result of increases in contingent rentals, which are based on gross revenues of certain leased facilities and rent at ancillary companies acquired subsequent to June 30, 1996, partially offset by a reduction in rent resulting from the sale of the pharmacy division and the sale of a majority interest in the Company's assisted living services division. Interest expense, net increased $14.5 million, or 48%, during the six months ended June 30, 1997 to $44.6 million. This increase in interest expense was primarily a result of the Company's 9-1/2% Senior Subordinated Notes issued in May 1997, 10-1/4% Senior Subordinated Notes issued in May 1996, and increased borrowings under its $700 million credit facility, partially offset by a reduction in interest resulting from the repurchase of substantially all of the Company's 9-5/8% and 10-3/4% Senior Subordinated Notes.

                 Earnings before equity in earnings of affiliates, income taxes and extraordinary items decreased by 1% to $46.3 million for the six months ended June 30, 1997, as compared to $46.5 million for the comparable period in the prior year. This decrease is primarily the result of the non-recurring charges which were incurred during the three months ended June 30, 1997. (See
Note 5: Non-Recurring Charges) Excluding the non-recurring charges, net, earnings before equity in earnings of affiliates, income taxes and extraordinary items would have increased $19.8 million or 43% over the comparable prior period.

                 Earnings before income taxes and extraordinary items decreased by 2% to $46.4 million for the six months ended June 30, 1997, as compared to $47.3 million for the comparable period in the prior year. This decrease is primarily the result of the non-recurring charge, net, discussed above.
Excluding the non-recurring charges, net, earnings before income taxes and extraordinary items would have increased $19.2 million or 41% over the comparable prior period. The provision for federal and state income taxes was $18.1 million for the six months ended June 30, 1997, and $18.2 million for the same period in the prior year. Net earnings and fully diluted earnings per share for the six months were $10.1 million in 1997, or 41 cents per share, as compared to $27.6 million or $1.05 per share for the same period in 1996. During the six months ended June 30, 1997 and 1996, the Company incurred extraordinary losses on the extinguishments of debt of $18.2 million (net of tax), or 51 cents per share (fully-diluted) and $1.4 million (net of tax), or 5 cents per share (fully-diluted), respectively. Weighted average shares (fully-diluted) increased by 17%, from 31,028,000 at June 30, 1996 to 36,233,000 at June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

                 At June 30, 1997, the Company had working capital of $159.0 million, as compared with $57.5 million at December 31, 1996. The increase in working capital was primarily due to an increase in patient accounts and third party payor settlements receivable and other current assets and a decrease in accounts payable and accrued expenses. There were no material commitments for capital expenditures as of June 30, 1997. Net patient accounts and third-party payor settlements receivable increased $17.3 million to $344.1 million at June 30, 1997, as compared to $326.9 million at December 31, 1996. Of the $17.3 million increase in accounts receivable, $7.1 million was attributable to related service businesses acquired subsequent to December 31, 1996 and $10.2 million was due to increased accounts receivable at facilities in operation and related service businesses owned at both December 31, 1996 and June 30, 1997. Gross patient accounts receivable were $364.1 million at June 30, 1997, as compared to $340.8 million at December 31, 1996. Net third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $18.9 million at June 30, 1997, as compared to $27.6 million at December 31, 1996. Approximately $10.8 million, or 57%, of the third-party payor settlements receivable from federal and state governments at June 30, 1997 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

                 The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining waivers of these cost limitations. The Company has submitted waiver requests for 225 cost reports, covering all cost report periods through December 31, 1996. To date, final action has been taken by the Health Care Financing Administration ("HCFA") on 221 waiver requests covering cost report periods through December 31, 1996. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the

Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

                 As discussed in Note 4, in May 1997, the Company issued $450 million principal amount Senior Subordinated Notes. The Company used the net proceeds to repurchase substantially all of its 9-5/8% Senior Subordinated Notes due 2002 and its 10-3/4% Senior Subordinated Notes due 2004, to pay pre-payment premiums, consent fees and accrued interest related to the repurchase, as well as to repay a portion of the $436.0 million then outstanding under its revolving credit facility. In connection with the repurchase, the Company recorded an extraordinary loss of $18.2 million (net of tax).

                 The  other   asset  and   liability   increases   were  due  to
acquisitions and normal growth in operations which was consistent with the growth in revenues of such operations in 1997.

                 Net cash provided by operating activities for the six months ended June 30, 1997, was $11.0 million as compared to $600,000 for the comparable period in 1996.

                 Net cash provided by financing activities was $133.6 million for the six month period in 1997 as compared to $130.2 million for the comparable period in 1996. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt.

                 Net cash used by investing activities was $140.5 million for the six month period ended June 30, 1997 as compared to $125.3 million for the six month period ended June 30, 1996. Cash used for the acquisition of facilities and ancillary company acquisitions was $34.5 million in 1997 as compared to $18.2 million for 1996. Cash used for the purchase of property, plant and equipment was $67.6 million in 1997 and $67.4 million in 1996.

                 The Company's contingent liabilities (other than liabilities in respect of litigation and the contingent payments in respect of the First American acquisition) aggregated approximately $77.3 million as of June 30, 1997. The Company is obligated to purchase its Greenbriar facility upon a change in control of the Company. The net purchase price of the facility is approximately $4.0 million. The Company has guaranteed approximately $6.6 million of the lessor's indebtedness. The Company is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company entered into a guaranty agreement whereby the Company guaranteed approximately $4.0 million owed by the Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which the Company has a 49% interest, to Finova Capital Corporation. The Company has guaranteed approximately $8.9 million owed by Litchfield Asset Management Corporation to National Health Investors, Inc. The Company has established several irrevocable letters of credit with the Bank of Nova Scotia totaling $15.7 million at June 30, 1997 to secure certain of the Company's workers' compensation, health benefits and other obligations. The Company has guaranteed a maximum of $539,062 owed by Dunns Creek to National Health Investors. The Company has guaranteed approximately $4.8 million owed by Community Care of America, Inc. ("CCA"), a related party company to which IHS provides certain management services, to Daiwa Healthco-II, LLC. The Company has also guaranteed approximately $10.0 million owed by CCA to Health and Retirement Properties Trust under a loan and lease financing agreement. The Company has also established three Irrevocable Standby Letters of Credit in the total amount of $10.7 million. In addition, the Company has obligations under operating leases aggregating approximately $212.1 million at June 30, 1997. The Company owns warrants to purchase approximately 14.9% of CCA, and the Company's Chairman and Chief Executive Officer beneficially owns approximately 21.0% of CCA's outstanding common stock. The Company has made available to CCA a $10.0 million revolving credit facility. At June 30, 1997 $5.0 million was outstanding. The Company currently has outstanding a cash tender offer for all outstanding shares of CCA. In addition, with respect to certain acquired businesses, the Company is obligated to make certain contingent payments.

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

                 The healthcare industry is experiencing a trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, has resulted in reduced rates of reimbursement for services provided by IHS, which has adversely affected, and may continue to adversely affect, margins, particularly in its skilled nursing and subacute facilities. Aspects of certain healthcare reform proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect IHS. The Balanced Budget Act of 1997, enacted in August 1997, provides, among other things, for a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999, a reduction in current cost reimbursement for home health care pending implementation of a prospective payment system and a shift of the bulk of home health coverage from Part A to Part B of Medicare. The failure to implement a prospective payment system for home nursing services in the next several years could adversely affect IHS' post-acute care network strategy. The Company expects that there will continue to be numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including proposals that will further limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals will have on the Company's business.

                 The Company anticipates that cashflow from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1997. The Company expects to continue to be growth oriented in 1997 through the expansion of its existing operations, by the acquisition of additional facilities and ancillary companies and the entry into agreements to manage additional facilities.

Part II:                 Other Information

              Item 2    Changes in Securities

                     (c) On March 27, 1997, the Company issued 976,504 shares of
                         Common Stock, having a value of $26.4 million (based on the average closing price of IHS Common Stock for the sixty day trading period ending March 19, 1997), in payment of an earnout related to the December 1993 acquisition of Associated Therapists Corporation, d/b/a/ Achievement Rehab, a provider of rehabilitation therapy services. The earnout was paid based on the increase in Achievement Rehab's earnings over a base amount in 1996. The issuance of stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each of the investors made representations (the "Investment Representations") to the effect that: (i) that the shares were being acquired for its own account and not with a view to, or for sale in connection with, any distribution; (ii) acknowledging that the shares were restricted securities under Rule 144; (iii) that it had knowledge and experience in business matters, was capable of evaluating the merits and risks of the investment, and was able to bear the risk of loss; and
                         (iv) had the opportunity to make inquiries of and obtain information from IHS.

                         On May 30, 1997, the Company sold $450 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 to Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated and Salomon Brothers Inc as Initial Purchasers pursuant to Section 4(2) of the Securities Act. The Initial Purchasers resold the notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company received net proceeds (after underwriting discounts and commissions) of $438,187,500.

                         On June 20, 1997, the Company acquired substantially all the assets, and assumed certain liabilities, of Rehab Dynamics, Inc. and Restorative Therapy Limited (which has since changed its name to Synergy Two, Inc.), which provide contract rehabilitation services, including speech and language pathology, occupational therapy and physical therapy services, to patients in a variety of settings. The purchase price was $31.4 million, of which $8.2 million was paid in cash at the closing, $11.5 million was paid through the issuance of 322,472 shares of the Company's Common Stock (based on the average closing price of IHS' common stock for the thirty day trading period ending two days prior to closing date) and the remainder is to be paid after determination of any purchase price adjustment due to earnings relating to the purchased assets in the year following the closing. The issuance of stock was exempt from registration pursuant to Section 4(2) of the Securities Act. The sellers made the Investment Representations. These shares were subsequently registered for resale pursuant to a Registration Statement on Form S-3 (No. 333-31121).

                Item 4:  Submission of Matters to a Vote of Security Holders

                         (a) The Annual Meeting of Stockholders of Integrated Health Services, Inc. was held on June 20, 1997.

                         (c)(i) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulations:

                                                               Votes
                                                Votes For      Withheld
                                                ---------      --------
                         Robert N. Elkins       19,839,582     693,460
                         Lawrence P. Cirka      19,737,006     796,036
                         Edwin M. Crawford      19,825,899     707,143
                         Kenneth M. Mazik       19,889,406     643,636
                         Robert A. Mitchell     19,889,357     643,685
                         Charles W. Newhall     19,826,006     707,036
                         Timothy F. Nicholson   19,889,372     643,670
                         John L. Silverman      19,825,972     707,070
                         George H. Strong       19,889,396     643,646


                Item 6:  EXHIBITS  AND  REPORTS ON FORM 8-K


                 A.      EXHIBITS

                         4.1 Second Amended and Restated Supplemental Indenture, dated as of May 15, 1997, between Integrated Health Services Inc. and Signet Trust Company, as Trustee, relating to the Company's 9 5/8% Senior Subordinated Notes due 2002.

                         4.2 Amended and Restated Supplemental Indenture, dated as of May 15, 1997, between Integrated Health Services, Inc. and Signet Trust Company, as Trustee, relating to the Company's 10 3/4% Senior Subordinated Notes due 2004.

                         4.3 Indenture, dated as of May 30, 1997, between Integrated Health Services, Inc., and First Union National Bank of Virginia, as Trustee, relating to the Company's 9 1/2% Senior Subordinated Notes due 2007.

                         10.1 Credit  Agreement,  dated as of May 15,  1996,  as
                              amended, by and among Integrated Health Services, the lenders named therein, and Citibank, N.A., as administrative agent.

                         10.2 Purchase  Agreement,  dated May 22, 1997,  between
                              Integrated Health Services, Inc. and Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated and Salomon Brothers Inc, relating to the Company's 9 1/2% Senior Subordinated Notes due 2007.

                         10.3 Registration Rights Agreement, dated May 22, 1997,
                              between Integrated Health Services, Inc., and Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated and Salomon Brothers Inc, relating to the Company's 9 1/2% Senior Subordinated Notes due 2007.

                         10.4 Agreement and Plan of Merger,  dated as of July 6,
                              1997,  by and among  Integrated  Health  Services,
                              Inc., IHS Acquisition XXIV, Inc. and RoTech Medical Corporation (incorporated by reference from the Company's Current Report on Form 8-K dated July 6, 1997).

                         10.5 Agreement  and Plan of Merger,  dated as of August
                              1, 1997, by and among Integrated Health Services, Inc., IHS Acquisition XXVI, Inc. and Community Care of America, Inc. (incorporated by reference from the Company's Schedule 14D-1 filed August 7,
                              1997).

                 B.      REPORTS ON FORM 8-K

                         The Company filed a Current Report on Form 8-K dated as of May 23, 1997 relating to the private issuance of $450,000,000 aggregate principal amount 9-1/2% Senior Subordinated Notes due 2007.

                         The Company filed a Current Report on Form 8-K dated as of May 30, 1997, relating to the completion of tender offer for its 9-5/8% and 10-3/4% Senior Subordinated Notes and completion of financing.

                         The Company filed a Current Report on Form 8-K dated as of October 19, 1996 as amended by Form 8/KA filed April 11, 1997 relating to the Company's termination of its agreement to acquire Coram Healthcare Corporation.

                         The Company filed a Current Report on Form 8-K dated October 17, 1996 reporting the acquisition of First American Healthcare of Georgia, Inc., as amended by Form 8-K/A filed November 26, 1996 and Amendment No. 1 to form 8-K/A filed July 11, 1997.

                         The Company filed a Current Report on Form 8-K dated July 6, 1997 reporting the execution of the Agreement and Plan of Merger among the Company, IHS Acquisition XXIV, Inc., and RoTech Medical Corporation ("RoTech") relating to the Company's proposed acquisition of RoTech.

                                 - SIGNATURES -


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTEGRATED HEALTH SERVICES, INC.



                                           By: /s/ Robert N. Elkins
                                               --------------------
                                                   Robert N. Elkins
                                                    Chief Executive Officer



                                          By: /s/ W. Bradley Bennett
                                              ----------------------
                                                  W. Bradley Bennett
                                                   Senior Vice President and
                                                   Chief Accounting Officer



                                          By: /s/ Eleanor C. Harding
                                              ----------------------
                                                  Eleanor C. Harding
                                                   Senior Vice President Finance








Dated: August 13, 1997
      -------------------------