Form 10-Q
period 1997-09-30
INTEGRATED HEALTH SERVICES INC
filed 1997-11-13
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




[ X ]     Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
Exchange Act of 1934

For the period ended             September 30, 1997
                     ------------------------------

                                       or

[   ]     Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934

For the transition period from               to
                              ---------------   ---------------

Commission File Number:       1-12306
                       --------------------

                        INTEGRATED HEALTH SERVICES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                             23-2428312
         -------------------------------             ------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)


             10065 Red Run Boulevard, Owings Mills, MD    21117
           -----------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

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

                                    [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of October 20, 1997: 27,400,896 shares.

                        INTEGRATED HEALTH SERVICES, INC.
                                      INDEX




PART I.           FINANCIAL INFORMATION
                                                                     Page

Item 1.  - Condensed Financial Statements - (Unaudited)

         Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996                    3

         Consolidated Statements of Earnings
           for the three and nine months ended
           September 30, 1997 and 1996                                 4

         Consolidated Statement of Changes in
           Stockholders' Equity for the nine
           months ended September 30, 1997                             5

         Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1997
           and 1996                                                    6

         Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                 12


PART II:          OTHER INFORMATION

Item 2.  Changes in Securities                                        32

Item 6.  Exhibits and Reports on Form 8-K                             32

                          INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                    (Dollars In Thousands)
                                                                             SEPTEMBER 30,             DECEMBER 31,
                                                                                1997                      1996
                                                                         --------------------     ---------------------
                                                                             (UNAUDITED)
        Assets
        ------
Current Assets:
        Cash and cash equivalents                                        $       58,915               39,028
        Temporary investments                                                   821,965                2,044
        Patient accounts and third-party payor settlements
          receivable, less allowance for doubtful receivables
          of $47,223 at September 30, 1997 and $41,527 at
          December 31, 1996                                                     377,546              326,883
        Inventories, prepaid expenses and other current
          assets                                                                 36,457               26,243
        Income tax receivable                                                    25,630               20,992
                                                                         ---------------     ----------------
               Total current assets                                           1,320,513              415,190
                                                                         ---------------     ----------------

Property, plant and equipment, net                                              948,120              864,335
Assets held for sale (Note 12)                                                   12,109                   --
Intangible assets                                                               836,804              572,159
Investments in and advances to affiliates                                        31,437               76,047
Other assets                                                                     79,097               65,376
                                                                         ---------------     ----------------
               Total assets                                              $    3,228,080            1,993,107
                                                                         ===============     ================


        Liabilities and Stockholders' Equity
        ------------------------------------
Current Liabilities:
        Current maturities of long-term debt                             $        6,782               16,547
        Accounts payable and accrued expenses                                   332,813              341,094
                                                                         ---------------     ----------------
           Total current liabilities                                            339,595              357,641
                                                                         ---------------     ----------------

Long-term Debt:
        Convertible  subordinated debentures                                    258,750              258,750
        Other long-term debt less current maturities                          1,933,233              779,450
                                                                         ---------------     ----------------
               Total long-term debt                                           2,191,983            1,038,200
                                                                         ---------------     ----------------

Other long-term liabilities                                                      36,114               33,851
Deferred income taxes                                                            27,501               22,283
Deferred gain on sale-leaseback transactions                                      5,463                6,267
Stockholders' equity:
        Preferred stock, authorized 15,000,000 shares; no shares
          issued and outstanding                                                     --                  --
        Common stock, $0.001 par value.  Authorized 150,000,000
          shares;  outstanding 27,081,463 at September 30, 1997 and
          23,628,250 at December 31, 1996 (including 324,800
          treasury shares at September 30, 1997)                                     27                   24
        Additional paid-in capital                                              531,500              445,667
        Retained earnings                                                       108,221               79,814
        Unrealized gain on available for sale securities                              0                9,360
        Treasury stock at cost (324,800 shares at September 30, 1997)          (12,324)                    0
                                                                         ---------------     ----------------
               Net stockholders' equity                                         627,424              534,865
                                                                         ---------------     ----------------

               Total liabilities and stockholders' equity                $    3,228,080            1,993,107
                                                                         ===============     ================

      See accompanying Notes to Unaudited Consolidated Financial Statements

                                  INTEGRATED HEALTH SERVICES, INC.
                           CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                              ----------------------------    ------------------------------
                                                                   1997            1996            1997               1996
                                                              -----------      -----------    -------------      -----------
Net revenues:
       Basic medical services                                 $   91,458       $  101,189     $    268,268       $  296,468
       Specialty medical services                                370,769          211,904        1,093,571          658,297
       Management services and other                              10,694           12,572           29,998           33,953
                                                              -----------      -----------    -------------      -----------
              Total revenues                                     472,921          325,665        1,391,837          988,718
                                                              -----------      -----------    -------------      -----------

Costs and expenses:
       Operating expenses                                        348,470          241,177        1,039,618          745,346
       Corporate administrative and general                       19,917           14,943           56,068           44,890
       Depreciation and amortization                              16,974            9,130           47,818           25,909
       Rent                                                       25,527           18,445           75,322           53,980
       Interest, net                                              27,346           15,931           71,991           46,033
       Non-recurring charges (income), net (Note 7)                    0          (34,298)          20,047          (34,298)
                                                              -----------      -----------    -------------      -----------
              Total costs and expenses                           438,234          265,328        1,310,864          881,860
                                                              -----------      -----------    -------------      -----------

              Earnings before equity in earnings
                   (loss) of affiliates, income taxes
                   and extraordinary items                        34,687           60,337           80,973          106,858

       Equity in earnings (loss) of affiliates                      (811)             323             (713)           1,083
                                                              -----------      -----------    -------------      -----------

              Earnings before income taxes
                   and extraordinary items                        33,876           60,660           80,260          107,941

Federal and state income taxes                                    13,212           44,149           31,301           62,352
                                                              -----------      -----------    -------------      -----------

              Earnings before extraordinary items                 20,664           16,511           48,959           45,589

Extraordinary items (Note 8)                                       2,384                0           20,552            1,431
                                                              -----------      -----------    -------------      -----------

              Net earnings                                    $   18,280       $   16,511     $     28,407       $   44,158
                                                              ===========      ===========    =============      ===========


Per Common Share - primary
              Earnings before extraordinary item              $     0.73       $     0.69     $       1.78       $     1.95
              Net earnings                                          0.65             0.69             1.03             1.89
                                                              ===========      ===========    ===============    ===========

Per Common Share - fully diluted
              Earnings before extraordinary items             $     0.65       $     0.58     $       1.57       $     1.68
              Net earnings                                          0.59             0.58             1.00             1.64
                                                              ===========      ===========    ===============    ===========


      See accompanying Notes to Unaudited Consolidated Financial Statements


                          INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)

                                                                                               UNREALIZED
                                                                                                GAIN ON
                                                                   ADDITIONAL                  AVAILABLE
                                                     COMMON          PAID-IN     RETAINED       FOR SALE      TREASURY
                                                      STOCK          CAPITAL     EARNINGS      SECURITIES       STOCK        TOTAL
                                                 ----------------------------------------------------------------------------------

Balance at December 31, 1996                   $         24         445,667       79,814           9,360           --      534,865

Issuance of 976,504 shares of common
stock in payment of earn-out in
connection with prior acquisition (Note 3)                1          26,438           --              --           --       26,439

Issuance of 1,394,817 shares of
common stock in connection with 1997
acquisitions (Note 3)                                     1          44,753           --              --           --       44,754

Issuance of 81,434 shares of common
stock in connection with employee
stock purchase plan                                      --           1,757           --              --           --        1,757

Exercise of employee stock options
for 1,325,258 shares of common stock                      1          12,885           --              --           --       12,886

Repurchase of 324,800 shares of treasury
stock (Note 9)                                           --              --           --              --      (12,324)     (12,324)

Realized gain on available for sale
securities (Note 7)                                      --              --           --          (9,360)          --       (9,360)

Net earnings                                             --              --       28,407              --           --       28,407
                                                 ----------------------------------------------------------------------------------

Balance at September 30, 1997                  $         27         531,500      108,221               0      (12,324)     627,424
                                                 ==================================================================================


      See accompanying Notes to Unaudited Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -------------------------------
                                                                              1997            1996
                                                                         --------------  -------------
Cash flows from operating activities:
    Net earnings                                                       $        28,407         44,158
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Extraordinary item (Note 8)                                           33,690          2,327
          Non-recurring charges (income), net (Note 7)                          20,047        (34,298)
          Undistributed results of joint ventures                                  958           (348)
          Depreciation and amortization                                         47,818         25,909
          Deferred income taxes and other non-cash items                         6,781          3,162
          Amortization of gain on sale-leaseback transactions                     (804)          (749)
          Increase in patient accounts and third-party
             payor settlements receivable, net                                 (28,379)       (21,724)
          Increase in supplies inventory, prepaid
             expenses and other current assets                                  (4,047)          (979)
          Decrease in accounts payable and accrued expenses                    (73,127)       (26,591)
          (Increase) decrease in income taxes receivable                        (4,638)        23,479
                                                                         --------------  -------------

             Net cash provided by operating activities                          26,706         14,346
                                                                         --------------  -------------

Cash flows from financing activities:
    Proceeds from issuance of capital stock, net                                14,643          3,150
    Proceeds from long-term borrowings                                       2,544,918        832,653
    Repayment of long-term debt                                             (1,419,179)      (766,450)
    Payment of pre-payment premiums and fees on debt
       extinguishment  (Note 8)                                                (23,598)            --
    Deferred financing costs                                                   (33,085)        (8,128)
    Dividends paid                                                                (471)          (435)
    Purchase of treasury stock                                                 (12,324)             0
                                                                         --------------  -------------

             Net cash provided by financing activities                       1,070,904         60,790
                                                                         --------------  -------------

Cash flows from investing activities:
    Sale of pharmacy division (Note 7)                                              --        125,000
    Sale of temporary investments                                                  639          5,086
    Purchase of temporary investments                                         (820,560)        (4,595)
    Business acquisitions (Note 3)                                            (166,822)       (46,106)
    Payment of termination fees and other costs of
       terminated merger (Note 7)                                              (27,555)            --
    Purchase of property, plant and equipment                                  (86,656)      (104,647)
    Sale of investments in affiliates                                           54,137             --
    Other assets                                                               (30,906)       (47,664)
                                                                         --------------  -------------

             Net cash used by investing activities                          (1,077,723)       (72,926)
                                                                         --------------  -------------

             Increase in cash and cash equivalents                              19,887          2,210

Cash and cash equivalents, beginning of period                                  39,028         38,917
                                                                         --------------  -------------

Cash and cash equivalents, end of period                               $        58,915         41,127
                                                                         ==============  =============

      See accompanying Notes to Unaudited Consolidated Financial Statements

                                      NOTES
                                       TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals. For further information, such as the significant accounting policies followed by Integrated Health Services, Inc. ("IHS" or "Company"), refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of only normal recurring accruals) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2: EARNINGS PER SHARE

Primary earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock, assumed to be exercised using the treasury stock method. Fully diluted earnings per share is computed as described above, except that the weighted average number of common equivalent shares is determined assuming the dilution resulting from the issuance of the aforementioned options and warrants at the higher of the end-of-period price per share or the weighted average price for the period, and the issuance of common shares upon the assumed conversion of the convertible subordinated debentures. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating fully diluted earnings per share. Such amounts and the resulting net earnings for fully diluted earnings per share purposes are summarized as follows for the nine months ended September 30, 1997 and 1996, respectively:

                                               1997        1996
                                              -------     ------
                                                  (in 000's)
Net earnings                                  $28,407    $44,158

Adjustment for interest and underwriting
costs on convertible debentures                 7,356      7,416
                                              -------     ------

        Net earnings for fully diluted EPS    $35,763    $51,574
                                              =======    =======

        Weighted average shares-Primary        27,512     23,393
        Weighted average shares-Fully Diluted  35,803     31,477
                                              =======    =======

NOTE 3: NEW ACQUISITIONS

        ACQUISITIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1997

        Acquisitions for the nine months ended September 30,1997 and the manner of payment are summarized as follows:

                                               COMMON
                                        TOTAL  STOCK    ACCRUED       CASH
MONTH     TRANSACTION DESCRIPTION       COST   ISSUED   LIABILITIES   PAID
-----     -----------------------       ----   ------   -----------   ----
                                                  (in 000's)
January   Stock of In-Home Health
          Care, Inc.                   $3,450   $----    $ 250       $3,200

February  Assets of Professional
          Health Services, Inc.           350    ----      100          250

February  Assets of Portable X-Ray
          Labs, Inc.                    6,200    ----    1,300        4,900

March     Assets of Laboratory
          Corporation of America           35    ----     ----           35

March     Assets of Doctor's Home
          Health Agency, Inc.             445    ----       95          350

March     Payment of earnout in
          connection with Achieve-
          ment Rehab acquisition
          in December 1993             26,439  26,439     ----         ----

April     Assets of Coastal
          Rehabilitation, Inc.          1,450    ----      200        1,250

April     Assets of Mobile
          Diagnostics, Inc.               225    ----       75          150

June      Stock of Health Care
          Industries, Inc.              2,325    ----      500        1,825

June      Assets of The Nursing
          Connection, Inc.                330    ----     ----          330

June      Assets of Rehab Dynamics,
          Inc. and Restorative
          Therapy, Ltd.                22,163  11,460    2,500         8,203

                                                 COMMON
                                        TOTAL    STOCK    ACCRUED        CASH
MONTH     TRANSACTION DESCRIPTION       COST     ISSUED   LIABILITIES    PAID
-----     -----------------------       ----     ------   -----------    ----

July      Assets of Darkroom
          Engineering                     300    ----      125           175

August    Assets of Healthcare
          Personnel, Inc.                 785    ----      110           675

August    Assets of Portable
          Radiology Services            1,200    ----      600           600

August    Stock of Ambulatory
          Pharmaceutical Services,
          Inc. & APS American,
          Inc.                         36,200  16,125    1,950        18,125

August    Stock of Arcadia
          Services, Inc.               30,016  17,169    3,000         9,847

September Stock and assets of
          Barton Creek Healthcare,
          Inc.                          5,137    ----      280         4,857

September Stock of Community Care
          of America, Inc.            103,900    ----    5,900        98,000

Various   Cash payments of
          acquisition costs
          accrued                        ----    ----  (14,050)       14,050
                                       ------  ------  --------       ------

                                     $240,950 $71,193   $2,935      $166,822
                                     ======== =======  =======      ========

The allocation of the total cost of the 1997 acquisitions to the assets acquired and liabilities assumed is summarized as follows:



                                           ASSETS
                             PROPERTY,     HELD
                   CURRENT   PLANT &       FOR        OTHER       INTANGIBLE    CURRENT       LONG-TERM        TOTAL
TRANSACTION        ASSETS    EQUIPMENT     SALE       ASSETS      ASSETS        LIABILITIES   LIABILITIES      COSTS
-----------        -------   ---------     ----       ------      ------        -----------   -----------      -----
                                                       (in 000's)
In-Home Health
Care, Inc.        $   989    $   229   $    --      $     7     $  3,856         ($ 797)        ($ 834)     $  3,450

Professional
Health Services,
Inc.                   --         20        --            9          321             --             --           350

Portable X-Ray
Labs, Inc.          1,309         --        --           11        5,653           (297)          (476)        6,200

Laboratory Corp.
of America             --         10        --           --           25             --             --            35

Doctor's Home
Health Agency,
Inc.                   --          6        --           --          439             --             --           445

Achievement
Rehab                  --         --        --           --       26,439             --             --        26,439

Coastal
Rehabilitation,
Inc.                  257         85        --           --        1,764           (576)           (80)        1,450

Mobile
Diagnostics,
Inc.                   --         38        --           --          187             --             --           225

Health Care
Industries,
Inc.                  805        204        --           41        2,505         (1,080)          (150)        2,325

The Nursing
Connection,
Inc.                   14         62        --           --          254             --             --           330

Rehab Dynamics,
Inc. & Restorative
Therapy, Ltd.       4,140        954        --          107       21,478         (3,204)        (1,312)       22,163

Darkroom
Engineering            --         45        --           --          255             --             --           300

Healthcare
Personnel, Inc.         6          2        --           25          752             --             --           785

Portable Radiology
Services               --         90        --           --        1,110             --             --         1,200

Ambulatory
Pharmaceutical
Services, Inc. &
APS America, Inc.   1,987         48        --            8       39,624         (5,467)            --        36,200

Arcadia Services,
Inc.                3,980        348        --        2,464       39,233        (16,009)            --        30,016

Barton Creek
Healthcare, Inc.      884         96        --           --        7,293         (3,136)            --         5,137

Community Care of
America, Inc.      12,342     36,090    12,109          870       97,009        (27,520)       (27,000)      103,900
                  -------     ------    ------       -------    --------        --------       --------      -------

                  $26,713    $38,327   $12,109      $ 3,542     $248,197       $(58,086)      $(29,852)     $240,950
                  =======     ======    ======       =======    ========        ========       ========      =======


NOTE 4:     9-1/2% SENIOR SUBORDINATED NOTES DUE 2007

              In May 1997, the Company issued $450 million aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2007 (the "9-1/2% Senior Notes"). Interest on the 9-1/2% Senior Notes is payable semiannually on March 15 and September 15, commencing September 15, 1997. The 9-1/2% Senior Notes are redeemable for cash at any time on or after September 15, 2002, at the option of the Company, in whole or in part, initially at the redemption price equal to 104.75% of principal amount, declining to 100% of principal amount on September 15, 2005, plus accrued interest thereon to the date fixed for redemption. In addition, IHS may redeem up to $150 million aggregate principal amount of the 9-1/2% Senior Notes at any time and from time to time prior to September 15, 2000, at a redemption price equal to 108.50% of the aggregate principal amount thereof, plus accrued interest thereon, out of the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture under which the 9-1/2% Senior Notes were issued (the "9-1/2% Senior Notes Indenture")), provided that at least $300 million in aggregate principal amount of the 9-1/2% Senior Notes remain outstanding after such redemption. In the event of a change in control of IHS (as defined in the 9-1/2% Senior Notes Indenture), each holder of 9-1/2% Senior Notes may require IHS to repurchase such holder's 9-1/2% Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The 9-1/2% Senior Notes Indenture contains covenants, including but not limited to, covenants with respect to the following matters: (1) limitations on additional indebtedness unless certain coverage ratios are met;
              (2) limitations on other subordinated debt; (3) limitations on liens; (4) limitations on the issuance of preferred stock by the Company's subsidiaries; (5) limitations on transactions with affiliates; (6) limitations on restricted payments and investments; (7) application of the proceeds of certain asset sales; (8) limitations on restrictions on subsidiary dividends; and (9) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Company used approximately $247.2 million of the net proceeds from the sale of the 9-1/2% Senior Notes to repurchase substantially all of its 9- 5/8% Senior Subordinated Notes due 2002 and its 10-3/4% Senior Subordinated Notes due 2004 and to pay pre-payment premiums, consent fees and accrued interest related to the repurchase; the remaining approximately $191.0 million was used to repay a portion of the $436.0 million then outstanding under its revolving credit facility. In connection with the repurchase, the Company recorded an extraordinary loss of $18.2 million (net of tax). (See Note 8: Extraordinary Item)

NOTE 5:     9-1/4% SENIOR SUBORDINATED NOTES DUE 2008

            In September 1997, the Company issued $500 million aggregate principal amount of its 9-1/4% Senior Subordinated Notes due 2008 (the "9-1/4% Senior Notes"). Interest on the 9-1/4% Senior Notes is payable semi-annually on January 15 and July 15, commencing January 15, 1998. The 9-1/4% Senior Notes are redeemable for cash at any time on or after January 15, 2003, at the option of the Company, in whole or in part, initially at a redemption price equal to 104.625% of principal amount, declining to 100% of principal amount on January 15, 2006, plus accrued interest thereon to the date fixed for redemption. In addition, the Company may redeem up to $166,667,000 aggregate principal amount of the 9-1/4% Senior Notes at any time and from time to time prior to January 15, 2001, at a redemption price equal to 109.25% of the aggregate principal amount thereof, plus accrued interest thereon to the date fixed for redemption, out of the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture under which the 9-1/4% Senior Notes were issued (the "9-1/4% Senior Notes Indenture")), provided that at least $333,333,000 in aggregate principal amount of the 9-1/4% Senior Notes remain outstanding after such redemption. In the event of a change in control of IHS (as defined in the 9-1/4% Senior Notes Indenture), each holder of 9-1/4% Senior Notes may require IHS to repurchase such holder's 9-1/4% Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The 9-1/4% Senior Notes Indenture contains covenants, including but not limited to, covenants with respect to the following matters: (1) limitations on additional indebtedness unless certain coverage ratios are met; (2) limitations on other subordinated debt; (3) limitations on liens;
            (4) limitations on the issuance of preferred stock by the Company's subsidiaries; (5) limitations on transactions with affiliates; (6) limitations on restricted payments and investments; (7) application of the proceeds of certain asset sales; (8) limitations on restrictions on subsidiary dividends; and (9) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Company used the proceeds from the sale of the 9-1/4% Senior Notes to repay outstanding indebtedness under the Company's revolving credit facility and for general corporate purposes.

NOTE 6:     REVOLVING CREDIT AND TERM LOAN FACILITY

            On September 15, 1997, the Company entered into a $1.75 billion revolving credit and term loan facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility") to replace its existing $700 million revolving credit facility. The New Credit Facility consists of a $750 million term loan facility (the "Term Facility") and a $1 billion revolving credit facility, including a $100 million letter of credit subfacility and a $10 million swing line subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on September 17, 1997, matures on September 30, 2004 and will be amortized beginning December 31, 1998 as follows: 1998 - $7.5 million; each of 1999, 2000, 2001 and 2002 - $7.5 million (payable in equal quarterly installments); 2003 - $337.5 million (payable in equal quarterly installments); and 2004 - $375 million (payable in equal quarterly installments). Any unpaid balance will be due on the maturity date. The Term Facility will bear interest at a rate equal to, at the option of the Company, either (i) in the case of Eurodollar loans, the sum of (x) one and three-quarters percent or two percent (depending on the ratio of IHS'

            Debt (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus
            (b) a margin of one-half percent or three-quarters of one percent (depending on the Debt/EBITDAR Ratio). The Term Facility can be prepaid at any time in whole or in part without penalty.

            The Revolving Facility will reduce to $800 million on September 30, 2001 and $500 million on September 30, 2002, with a final maturity on September 15, 2004; however, the $100 million letter of credit subfacility and $10 million swing line subfacility will remain at $100 million and $10 million, respectively, until final maturity. The Revolving Facility will bear interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between three-quarters of one percent and one and three-quarters (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between zero percent and one-half percent (depending on the Debt/EBITDAR Ratio). Amounts repaid under the Revolving Facility may be reborrowed prior to the maturity date.

            The New Credit Facility limits the Company's ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, to purchase or redeem IHS' stock and to merge or consolidate with any other person. In addition, the New Credit Facility requires that the Company meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility and to terminate all commitments under the facility, if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins, IHS' Chairman and Chief Executive Officer, or a group managed by Dr. Elkins, owns more than 40% of IHS' stock. The New Credit Facility is guaranteed by all of IHS' subsidiaries (other than inactive subsidiaries) and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries.

            The New Credit Facility replaced the Company's $700 million credit facility ("Prior Credit Facility"). As a result, the Company recorded an extraordinary loss on extinguishment of debt of $2.4 million (net of related tax benefit of approximately $1.5 million) in the third quarter of 1997 resulting from the write-off of deferred financing costs of $3.9 million related to the Prior Credit Facility. (See Note 8: Extraordinary Item)

NOTE 7:     NON-RECURRING CHARGES (INCOME)

            PHARMACY GAIN:

            In July 1996, the Company sold its pharmacy division to Capstone Pharmacy, Inc. ("Capstone") for a purchase price of $150 million, consisting of cash of $125 million, and shares of Capstone stock having a value of $25 million. The Company recorded a pre-tax gain related to the sale of $34.3 million during the three months ended September 30, 1996 ($300,000 gain after tax). At the date of the sale the Company's investment in the shares of Capstone's common stock was recorded at its carryover cost of $14.7 million, which represented less than 20% of the total Capstone shares. During the first quarter 1997, the Company recorded the remaining gain of $7.6 million on its investment in the Capstone shares. Previously, such gain was accounted for as an unrealized gain on available for sale securities.

            SETTLEMENT WITH CORAM:

            On October 19, 1996, the Company and Coram Healthcare Corporation ("Coram") entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly-owned subsidiary of IHS into Coram, with Coram becoming a wholly-owned subsidiary of IHS. Under the terms of the Merger Agreement, holders of Coram common stock were to receive for each share of Coram common stock 0.2111 of a share of the Company's common stock, and IHS would have assumed approximately $375 million of indebtedness. On April 4, 1997, IHS notified Coram that it had exercised its rights to terminate the Merger Agreement. IHS also terminated the March 30, 1997 letter amendment, setting forth proposed revisions to the terms of the merger (which included a reduction in the exchange ratio to 0.15 of a share of IHS common stock for each share of Coram common stock), prior to the revisions becoming effective at the close of business on April 4, 1997. On May 5, 1997, IHS and Coram entered into a settlement agreement pursuant to which the Company paid Coram $21 million in full settlement of all claims Coram might have against IHS pursuant to the Merger Agreement, which the Company recognized as a non-recurring charge in the second quarter. In addition, during the first quarter of 1997 the Company incurred a non-recurring charge of $6.6 million relating to accounting, legal and other costs related to the merger.

            SALE OF REMAINING INTEREST IN INTEGRATED LIVING COMMUNITIES, INC.

            In July 1997, the Company sold its remaining 37.3% ownership interest in Integrated Living Communities, Inc. ("ILC") (representing 2,498,000 shares of ILC) to Living Centers of America, Inc. for approximately $28.7 million. This sale resulted in a non-recurring gain of approximately $4.6 million which the Company recorded in the third quarter of 1997.

            EXIT COSTS RELATED TO ROTECH MEDICAL CORPORATION

            In September 1997, the Company recorded an approximately $4.6 million non-recurring charge resulting from the closure of certain redundant activities in connection with its fourth quarter merger with RoTech Medical Corporation.

NOTE 8:     EXTRAORDINARY ITEM

            In the second quarter 1997, the Company recorded a pre-tax loss of $29.8 million representing (1) approximately $23.6 million of cash payments for pre-payment premium and tender and consent fees relating to the early extinguishment of debt resulting from the Company's repurchase pursuant to cash tender offers of $99,893,000 principal amount of the Company's $100 million of outstanding 10-3/4% Senior Subordinated Notes due 2004 and $114,975,000 principal amount of the Company's 9-5/8% Senior Subordinated Notes due 2002 and (2) approximately $6.2 million relating to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $11.6 million, is presented in the statement of earnings as an extraordinary loss of $18.2 million.

            In the third quarter of 1997, the Company replaced its $700 million revolving credit facility with the $1.75 billion revolving credit and term loan facility (See Note 6: Revolving Credit and Term Loan Facility). This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $3.9 million, relating primarily to the write-off of deferred costs. Such loss, reduced by the related income tax effect of $1.5 million, is presented in the statement of earnings as an extraordinary item of $2.4 million.

            In the second quarter of 1996, the Company replaced its $500 million revolving credit and term loan facility with a $700 million revolving credit facility. This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $2.3 million, relating primarily to the write-off of deferred costs. Such loss, reduced by the related income tax effect of $896,000, is presented in the statement of earnings as an extraordinary item of $1.4 million.

NOTE 9:     STOCK REPURCHASE

            The Company's Board of Directors has authorized the repurchase in the open market of up to $20 million of the Company's Common Stock. The purpose of the repurchase program is to have available treasury shares of Common Stock to (i) satisfy contingent earn-out payments under prior business combinations accounted for by the purchase method, (ii) issue in connection with acquisitions, and (iii) issue upon exercise of outstanding options. The repurchases will be funded from cash flow from operations and drawings under the Company's revolving credit facility. During the nine months ended September 30, 1997, the Company repurchased 324,800 shares of Common Stock for an aggregate purchase price of approximately $12.3 million.

NOTE 10:    RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11:    MERGER WITH COMMUNITY CARE OF AMERICA, INC.

            On September 25, 1997, the Company acquired through a cash tender offer and subsequent merger Community Care of America, Inc. ("CCA") for a purchase price of approximately $34.3 million in cash ("CCA Acquisition"). In addition, in connection with the CCA Acquisition the Company repaid approximately $58.5 million of indebtedness assumed in the CCA Acquisition with the proceeds from the term loans under its new credit facility, assumed approximately $27.0 million of indebtedness and incurred costs of the transaction of approximately $5.2 million. CCA develops and operates skilled nursing facilities in medically underserved rural communities. CCA currently operates 54 licensed long-term care facilities with 4,450 licensed beds (of which 19 facilities are being held for sale), one rural healthcare clinic, two outpatient rehabilitation centers, one child day care center and 124 assisted living units within seven of the facilities which CCA operates. CCA currently operates in Alabama, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Maine, Missouri, Nebraska, Texas and Wyoming. According to CCA's filings with the Securities and Exchange Commission, CCA had revenues of $127.5 million, earnings before interest, taxes, depreciation and amortization ("EBITDA") of $2.1 million and a net loss of $18.9 million for the year ended December 31, 1996 and revenues of $65.5 million, EBITDA of $4.0 million and a net loss of $2.4 million for the six months ended June 30, 1997. Dr. Robert N. Elkins, Chairman of the Board and Chief Executive Officer of IHS, beneficially owned approximately 21.0% of CCA's outstanding common stock (excluding warrants to purchase approximately 13.5% of CCA's common stock owned by IHS).

            In connection with the CCA Acquisition, IHS, CCA and Health and Retirement Properties Trust ("HRPT"), CCA's principal landlord and a significant lender to CCA, restructured the lease and loan agreements between CCA and HRPT. Under the agreement, (i) CCA purchased for $33.5 million 14 facilities, aggregating 1,238 beds, previously owned by HRPT and leased to CCA, (ii) approximately $12.2 million principal amount of loans from HRPT to CCA was prepaid and the collateral security released, (iii) three facilities mortgage financed by HRPT were sold to HRPT and leased to CCA, and (iv) the leases and mortgages were modified to reduce future rent and mortgage interest rate increases and release cash security deposits. IHS has guaranteed all lease and mortgage obligations to HRPT, which received a $3.7 million modification fee.

NOTE 12:    ASSETS HELD FOR SALE

            Assets held for sale represent the assets of nineteen geriatric care facilities acquired in connection with the acquisition of CCA which are intended to be sold within one year. Such amounts are carried at estimated net realizable value, less estimated carrying costs to be incurred during the holding period.

NOTE 13:    SUBSEQUENT EVENTS

            MERGER WITH ROTECH MEDICAL CORPORATION

            On October 21, 1997, the Company acquired RoTech Medical Corporation ("RoTech") through merger of a wholly-owned subsidiary of IHS into RoTech (the "Merger"), with RoTech becoming a wholly-owned subsidiary of IHS. RoTech provides home healthcare products and services, with an emphasis on home respiratory, home medical equipment and infusion therapy, primarily in non-urban areas. RoTech currently operates 631 home health locations in 36 states and approximately 26 primary care physicians practices. According to RoTech's filings with the Securities and Exchange Commission, RoTech had revenues of $422.7 million and net earnings of $30.8 million for the year ended July 31, 1997.

            Under the terms of the Merger, holders of RoTech Common Stock received for each share of RoTech Common Stock 0.5806 of a share of IHS Common Stock (the "Exchange Ratio"), having a market value of $19.16 based on the $33.00 closing price of the IHS Common Stock on October 21, 1997, the effective date of the Merger. Options to purchase RoTech Common Stock (the "RoTech Options") were converted at the closing date into options to purchase IHS Common Stock based on the Exchange Ratio. IHS issued approximately 15,350,670 shares of IHS Common Stock in the Merger, and reserved for issuance approximately 1,841,700 shares of IHS Common Stock issuable upon exercise of RoTech Options. In addition, RoTech's outstanding 5-1/4% convertible subordinated debentures in the principal amount of $110 million become convertible into approximately 2,433,000 shares of IHS Common Stock at a conversion price of $45.21 per share of IHS Common Stock (the "RoTech Debentures"). The Merger consideration aggregated approximately $514.8 million, substantially all of which will be recorded as goodwill. The transaction will be treated as a purchase for accounting and financial reporting purposes. IHS repaid the $199.7 million of RoTech bank debt assumed in the transaction with the proceeds of the term loan under its new revolving credit and term loan facility. Pursuant to the terms of the indenture under which the RoTech Debentures were issued, RoTech has offered to repurchase all such debentures for a price of 100% of the principal amount thereof.

            PROPOSED ACQUISITION OF LONG-TERM FACILITIES AND OTHER ASSETS FROM HEALTHSOUTH CORPORATION

            On November 3, 1997, IHS signed a definitive purchase agreement pursuant to which the Company will acquire 139 long-term care facilities, 12 specialty hospitals, a contract therapy business holding over 1,000 contracts and an institutional pharmacy business serving approximately 38,000 beds from HEALTHSOUTH Corporation ("HEALTHSOUTH"). Under the terms of the agreement, IHS will pay $1.15 billion in cash and assume approximately $100 million in debt. The Company will fund the purchase price with available cash from term loan borrowings under its $1.75 billion revolving credit and term loan facility, the sale of its 9-1/4% Senior Subordinated Notes due 2008 and borrowings under the revolving credit portion of its new credit facility. Consummation of the transaction is subject to certain regulatory approvals, bank approvals and satisfaction of certain other conditions. IHS has deposited with HEALTHSOUTH $50 million, which amount will be credited against the purchase price at the closing or retained by HEALTHSOUTH under certain circumstances if the transaction is not consummated. There can be no assurance that this transaction will be consummated on these terms, on different terms, or at all.

            ACQUISITION OF CORAM HEALTHCARE CORPORATION LITHOTRIPSY DIVISION

            IHS acquired substantially all of the assets of Coram's Lithotripsy Division, which operates 20 mobile lithotripsy units and 13 fixed-site machines in 180 locations in 18 states. The Coram Lithotripsy Division also provides maintenance services to its own and third-party equipment. Lithotripsy is a non-invasive technique that utilizes shock waves to disintegrate kidney stones. The closing occurred on October 2, 1997.

            The Company paid approximately $131.0 million in cash for the Coram Lithotripsy Division, and assumed $1.0 million of intercompany debt to Coram. The Coram Lithotripsy Division had revenues of $49.0 million and earnings before interest, taxes, depreciation and amortization ("EBITDA") of $28.8 million (before minority interest) for the year ended December 31, 1996 and revenues of $23.9 million and EBITDA of $14.3 million (before minority interest) for the six months ended June 30, 1997.

            The Company has assumed Coram's agreements with its lithotripsy partners, which contemplate that IHS will acquire the remaining interest in each partnership at a defined price in the event that legislation is passed or regulations are adopted or interpreted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. Coram has represented to IHS that its partnership arrangements with physicians in its lithotripsy business are in compliance with current law.

            OTHER ACQUISITIONS

            IHS has reached a definitive agreement to purchase a home infusion company for approximately $15.6 million.

            The Company has reached agreements in principle to purchase three mobile diagnostic companies for approximately $8.2 million, four home healthcare companies for approximately $48.3 million, a rehabilitation company for approximately $11.1 million, and a lithotripsy company for approximately $11.2 million. The Company has also reached agreements in principle to lease three skilled nursing facilities.

            There  can  be  no  assurance  that  these   acquisitions   will  be
            consummated on these terms, on different terms, or at all.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS



Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance anticipated profitability, revenues, expenses or other financial items, and product line growth, together with other statements that are not historical facts, are "forward looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's substantial indebtedness, growth strategy, managed care strategy, capital requirements and recent acquisitions, as well as competition, government regulation, general economic conditions and other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues for the three months ended September 30, 1997 increased $147.3 million, or 45%, to $472.9 million from the comparable period in 1996. Approximately 82% of the increase is attributable to the acquisition of companies providing rehabilitation, home health, mobile x-ray and electrocardiogram services subsequent to September 30, 1996, partially offset by a reduction in revenue resulting from the sale of the Company's pharmacy division in July 1996 and the sale of a majority interest in its assisted living services division in October 1996. Revenues in the three months ended September 30, 1996 included revenues of $9.1 million from the pharmacy division and revenues of $5.8 million from its assisted living services division. The remaining increase was due primarily to facilities and ancillary companies acquired during the third quarter of 1996 and increased revenues from facilities and ancillary companies in operation during both periods. The Company derived approximately 49% and 17% of its patient revenues from Medicare and Medicaid, respectively, in the three months ended September 30, 1997, compared to 34% and 23%, respectively, in the comparable period in 1996.

Basic medical services revenue decreased 10% from $101.2 million to $91.5 million. This decrease primarily resulted from the conversion by the Company of certain skilled nursing beds to Medical Specialty Unit (MSU) beds after September 30, 1996 and the sale of a majority interest in its assisted living services division in October 1996.

Specialty  medical services revenue  increased 75% from $211.9 million to $370.8
million.   Of  the  $158.9  million  increase,   $120.5  million,  or  76%,  was
attributable to revenue from acquisitions subsequent to September 30, 1996, partially offset by a reduction in specialty medical services revenue as a result of the sale of the Company's pharmacy division in July 1996. The remaining increase was due to increased revenue from facilities and ancillary companies in operation in both periods, ancillary companies acquired during the third quarter of 1996, as well as skilled nursing beds being converted to MSU beds after September 30, 1996.

Management services and other revenues decreased 15% from $12.6 million to $10.7 million.

Total expenses for the period increased 65% to $438.2 million from $265.3 million in the comparable period of 1996. Of the $172.9 million increase, $107.3 million, or 62%, resulted from an increase in operating expenses. A substantial portion of the increase in operating expenses was due to acquisitions consummated subsequent to September 30, 1996, partially offset by the disposal of the Company's pharmacy division in July 1996 and the sale of a majority interest in its assisted living services division in October 1996.

Corporate administrative and general expenses for the three months ended September 30, 1997 increased by $5.0 million, or 33%, over the comparable period in 1996. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of ancillary businesses. Depreciation and amortization increased to $17.0 million during the three months ended September 30, 1997, an increase of 86% as compared to $9.1 million in the same period in 1996, primarily as a result of increases in goodwill amortization and depreciation related to ancillary company acquisitions consummated during 1996 and 1997. Rent expense increased by $7.1 million, or 38%, over the comparable period in 1996, primarily as a result of increases in contingent rentals, which are based on gross revenues of certain leased facilities, increased equipment rentals and rent at ancillary companies acquired subsequent to September 30, 1996, partially offset by a reduction resulting from the sale of the pharmacy division and the sale of a majority interest in its assisted living services division. Interest expense, net, increased $11.4 million, or 72%, during the three months ended September 30, 1997 to $27.3 million. The increase in interest expense was primarily a result of $750 million of term loan borrowings under the Company's new $1.75 billion revolving credit and term loan facility entered into in September 1997, the Company's $500 million principal amount of 9-1/4% Senior Subordinated Notes issued in September 1997, the Company's $450 million principal amount of 9-1/2% Senior Subordinated Notes issued in May 1997, as well as increased borrowings under the Company's prior $700 million revolving credit facility, partially offset by a reduction in interest resulting from the repurchase in May 1997 of substantially all of the Company's 9-5/8% and 10-3/4% Senior Subordinated Notes, and the payoff of the Company's prior $700 million revolving credit facility with the proceeds from the sale of the 9-1/4% Senior Subordinated Notes.

Earnings before equity in earnings (loss) of affiliates, income taxes and extraordinary items decreased by 43% to $34.7 million for the three months ended September 30, 1997, as compared to $60.3 million for the comparable period in the prior year. This decrease primarily resulted from the gain the Company recognized from the sale of the pharmacy division during the three months ended September 30, 1996 (See Note 7: Non-Recurring Charges (Income)). Excluding non-recurring income in 1996, earnings before equity in earnings (loss) of affiliates, income taxes and extraordinary items in 1997 increased $8.6 million, or 33%, over the comparable prior period in 1996.

Earnings before income taxes and extraordinary items decreased by 44% to $33.9 million for the three months ended September 30, 1997, as compared to $60.7 million for the comparable period in the prior year. This decrease resulted primarily from the non-recurring income described above. Excluding the non-recurring income in 1996, earnings before income taxes and extraordinary items in 1997 increased $7.5 million, or 29%, over the comparable prior period in 1996. The provision for federal and state income taxes was $13.2 million for the three months ended September 30, 1997, and $44.1 million for the same period in the prior year. Because the Company's investment in the common stock received in the sale of the Company's pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale in 1996. During the three months ended September 30, 1997, the Company incurred an extraordinary loss on the extinguishment of debt of $2.4 million (net of tax), or 6 cents per share (fully-diluted), representing the write-off of deferred financing fees in connection with the replacement of its $700 million revolving credit facility with its $1.75 billion revolving credit and term loan facility as discussed in Note 8. Net earnings and fully-diluted earnings per share for the quarter was $18.3 million in 1997, or 59 cents per share, as compared to net earnings and fully diluted earnings per share of $16.5 million or 58 cents per share for the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues for the nine months ended September 30, 1997 increased $403.1 million, or 41%, to $1,391.8 million from the comparable period in 1996. Approximately 83% of the increase is attributable to the acquisition of companies providing rehabilitation, home health, mobile x-ray and electrocardiogram services subsequent to September 30, 1996, partially offset by a reduction in revenue resulting from the sale of the Company's pharmacy division in July 1996 and the sale of a majority interest in its assisted living services division in October 1996. Revenues in the nine months ended September 30, 1996 include revenues of $56.5 million for the pharmacy division and revenues of $17.1 million from its assisted living services division. The remaining increase was due primarily to facilities and ancillary companies acquired during the nine months ended September 30, 1996 and increased revenues from facilities and ancillary companies in operation during both periods. The Company derived approximately 49% and 17% of its patient revenues from Medicare and Medicaid, respectively, in the nine months ended September 30, 1997, compared to 34% and 23%, respectively, in the comparable period in 1996.

Basic medical services revenue decreased 10% from $296.5 million to $268.3 million. This decrease primarily resulted from the conversion by the Company of certain skilled nursing beds to Medical Specialty Unit (MSU) beds after September 30, 1996 and the sale of a majority interest in its assisted living services division in October 1996.

Specialty medical services revenue increased 66% from $658.3 million to $1,093.6 million. Of the $435.3 million increase, $335.2 million, or 77%, was attributable to revenue from acquisitions subsequent to September 30, 1996 partially offset by a reduction in specialty medical services revenue as a result of the sale of the Company's pharmacy division in July 1996. The remaining increase was due to increased revenue from facilities in operation in both periods and ancillary companies acquired during the nine months ended September 30, 1996, as well as skilled nursing beds being converted to MSU beds after September 30, 1996.

Management services and other revenues decreased 12% from $34.0 million to $30.0 million.

Total expenses for the period increased to $1,310.9 million from $881.9 million, an increase of 49%. Of the $429.0 million increase, $294.3 million, or 69%, was due to an increase in operating expenses. A substantial portion of the increase in operating expenses was due to acquisitions consummated subsequent to September 30, 1996, partially offset by the sale of the Company's pharmacy division in July 1996 and the sale of a majority interest in its assisted living services division in October 1996.

Corporate  administrative  and  general  expenses  for  the  nine  months  ended
September 30, 1997 increased by $11.2 million, or 25%, over the comparable period in 1996. This increase primarily represents additional operations, information systems, accounting, finance and other personnel to support the growth resulting from the acquisition of ancillary businesses. Depreciation and amortization increased 85% to $47.8 million during the nine months ended
September 30, 1997 as compared to $25.9 million for the nine months ended September 30, 1996. This increase is primarily the result of increased goodwill amortization and depreciation related to ancillary company acquisitions consummated during 1996 and 1997. Rent expense increased by $21.3 million, or 40%, over the comparable period in 1996, as a result of increases in contingent rentals, which are based on gross revenues of certain leased facilities, increased equipment rentals and rent at ancillary companies acquired subsequent to September 30, 1996, partially offset by a reduction in rent resulting from the sale of the pharmacy division and the sale of majority interest in the Company's assisted living services division. Interest expense, net increased $26.0 million, or 56%, during the nine months ended September 30, 1997 to $72.0 million. This increase in interest expense was primarily a result of $750 million of term loan borrowings under the Company's new $1.75 billion revolving credit and term loan facility, entered into in September 1997, the Company's $500 million principal amount of 9-1/4% Senior Subordinated Notes issued in September 1997, the Company's $450 million principal amount of 9-1/2% Senior Subordinated Notes issued in May 1997, the Company's $150 million principal amount of 10-1/4% Senior Subordinated Notes issued in May 1996, as well as increased borrowings under the Company's prior $700 million revolving credit facility, partially offset by a reduction in interest resulting from the repurchase of substantially all of the Company's 9-5/8% and 10-3/4% Senior Subordinated Notes in May 1997, and the paydown on the Company's prior $700 million revolving credit facility with the proceeds from the sale of the 9-1/2% Senior Subordinated Notes and the 9-1/4% Senior Subordinated Notes.

Earnings before equity in earnings (loss) of affiliates, income taxes and extraordinary items decreased by 24% to $81.0 million for the nine months ended September 30, 1997, as compared to $106.9 million for the comparable period in the prior year. This decrease is primarily the result of non-recurring charges which were incurred during the nine months ended September 30, 1997 and non-recurring income the Company recognized during the nine months ended September 30, 1996 (See Note 7: Non-Recurring Charges (Income)). Excluding the non-recurring charges and income in both years, earnings before equity in earnings (loss) of affiliates, income taxes and extraordinary items in 1997 increased $28.5 million, or 39%, over the comparable period in 1996.

Earnings before income taxes and extraordinary items decreased by 26% to $80.3 million for the nine months ended September 30, 1997, as compared to $107.9 million for the comparable period in the prior year. This decrease is primarily the result of the non-recurring charges and income discussed above. Excluding the non-recurring charges and income, earnings before income taxes and extraordinary items in 1997 increased by $26.7 million, or 36%, over the comparable prior period in 1996. The provision for federal and state income taxes was $31.3 million for the nine months ended September 30, 1997, and $62.4 million for the same period in the prior year. Taxes in the 1996 period were substantially higher because of the sale of the pharmacy division as discussed above under the three month results of operations. During the nine months ended September 30, 1997 and 1996, the Company incurred extraordinary losses of $20.6 million (net of tax), or 57 cents per share (fully-diluted) and $1.4 million (net of tax), or 4 cents per share (fully-diluted), respectively, representing in 1997 the payment of premium and consent fees and the write-off of deferred financing costs in connection with the repurchase of substantially all the Company's 9-5/8% and 10-3/4% Senior Subordinated Notes and the write-off of deferred financing costs in connection with the replacement of its $700 million revolving credit facility with a $1.75 billion revolving credit and term loan facility and in 1996 the write-off of deferred financing costs related to replacement of the Company's $500 million revolving credit and term loan
facility  with  the  $700  million   revolving  credit  facility  (See  Note  8:
Extraordinary Item). Net earnings and fully diluted earnings per share for the nine months were $28.4 million in 1997, or $1.00 per share, as compared to $44.2 million or $1.64 per share for the same period in 1996. Weighted average shares (fully-diluted) increased by 14%, from 31,447,000 at September 30, 1996 to 35,803,000 at September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of $980.9 million, as compared with $57.5 million at December 31, 1996. The increase in working capital was a result of an increase in cash, as well as an increase in patient accounts and third party payor settlements receivable and other current assets and a decrease in accounts payable and accrued expenses. There were no material commitments for capital expenditures as of September 30, 1997. Net patient accounts and third-party payor settlements receivable increased $50.7 million to $377.5 million at September 30, 1997, as compared to $326.9 million at December 31, 1996. Of the $50.7 million increase in accounts receivable, $22.9 million was attributable to related service businesses acquired subsequent to December 31, 1996 and $27.8 million was due to increased accounts receivable at facilities in operation and related service businesses owned at both December 31, 1996 and September 30, 1997. Gross patient accounts receivable were $398.6 million at September 30, 1997, as compared to $340.8 million at December 31, 1996. Net third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $26.1 million at September 30, 1997, as compared to $27.6 million at December 31, 1996. Approximately $11.8 million, or 45%, of the third-party payor settlements receivable from federal and state governments at September 30, 1997 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining waivers of these cost limitations. The Company has submitted waiver requests for 325 cost reports, covering all cost report periods through December 31, 1996. To date, final action has been taken by the Health Care Financing Administration ("HCFA") on 232 waiver requests covering cost report periods through December 31, 1996. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

As discussed in Note 4, in May 1997, the Company issued $450 million principal amount of 9-1/2% Senior Subordinated Notes. The Company used the net proceeds to repurchase substantially all of its 9- 5/8% Senior Subordinated Notes due 2002 and its 10-3/4% Senior Subordinated Notes due 2004, to pay pre-payment premiums, consent fees and accrued interest related to the repurchase, as well as to repay a portion of the $436.0 million then outstanding under its $700 million revolving credit facility. In connection with the repurchase, the Company recorded an extraordinary loss of $18.2 million (net of tax).

As discussed in Note 5, in September 1997, the Company issued $500 million principal amount of 9-1/4% Senior Subordinated Notes. The Company used the proceeds to repay outstanding indebtedness under the Company's $700 million revolving credit facility and for general corporate purposes.

As discussed in Note 6, in September 1997, the Company replaced its $700 million credit facility with a $1.75 billion revolving credit and term loan facility. Upon the closing of the facility, the Company borrowed $750 million of term loans. In connection with this transaction, the Company recorded an extraordinary loss of $2.4 million (net of tax) on the extinguishment of debt related to the prior credit facility.

The Company intends to use substantially all cash proceeds remaining from the sale of the 9-1/4% Senior Subordinated Notes and term loan borrowings and borrowings under its revolving credit facility to pay the $1.15 billion cash purchase price for the assets which the Company has agreed to purchase from HEALTHSOUTH. (See Note 13)

The other asset and liability increases were due to acquisitions and normal growth in operations which was consistent with the growth in revenues of such operations in 1997.

Net cash provided by operating activities for the nine months ended September 30, 1997, was $26.7 million as compared to $14.3 million for the comparable period in 1996.

Net cash provided by financing activities was $1,070.9 million for the nine month period in 1997 as compared to $60.8 million for the comparable period in 1996. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt.

Net cash used by investing activities was $1,077.7 million for the nine month period ended September 30, 1997 as compared to $72.9 million for the nine month period ended September 30, 1996. Cash used for business acquisitions was $166.8 million in 1997 as compared to $46.1 million for 1996. Cash used for the purchase of property, plant and equipment was $86.7 million in 1997 and $104.6 million in 1996. Cash used for the purchase of temporary investments was $820.6 million in 1997 compared to $4.6 million in 1996.

The Company's contingent liabilities (other than liabilities in respect of litigation and the contingent payments in respect of the First American acquisition) aggregated approximately $48.0 million as of September 30, 1997. The Company is obligated to purchase its Greenbriar facility upon a change in control of the Company. The net purchase price of the facility is approximately $4.0 million. The Company has guaranteed approximately $6.6 million of the lessor's indebtedness. The Company is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company entered into a guaranty agreement whereby the Company guaranteed approximately $4.0 million owed by the Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which the Company has a 49% interest, to Finova Capital Corporation. The Company has established several irrevocable letters of credit with the Bank of Nova Scotia totaling $26.3 million at September 30, 1997 to secure certain of the Company's workers' compensation, health benefits and other obligations. The Company entered into a guaranty agreement whereby the Company has guaranteed a maximum of $49,900 owed by Newco Management to First Union National Bank of Florida. In addition, the Company has obligations under operating leases aggregating approximately $200.3 million at September 30, 1997. The Company is also obligated under certain circumstances to make contingent payments of up to $155 million in respect of its acquisition of First American of which $36.1 million was recorded on the balance sheet at September 30, 1997. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients.

The liquidity of the Company will depend in large part on the timing of payments by private, third-party and governmental payors, including payments in excess of regional cost reimbursement limitations established under Medicare. Costs in excess of the regional reimbursement limits relate primarily to the delivery of services and patient care to the Company's MSU patients.

The Company anticipates that cash from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1997 and 1998. The Company expects to continue to be growth oriented in 1997 and 1998 through the expansion of its existing operations, by the acquisition of additional facilities and ancillary companies and the entry into agreements to manage additional facilities.

PART II:          OTHER INFORMATION

ITEM 2:           CHANGES IN SECURITIES

(C) On August 29, 1997, the Company acquired substantially all of the outstanding stock of Ambulatory Pharmaceutical Services, Inc. ("APSI") and APS American, Inc. ("APSA"), which provide blood factoring services. The purchase price was approximately $34.3 million, of which $18.1 million was paid in cash at closing and $16.2 million was paid through the issuance of 532,240 shares of the Company's common stock to the stockholders of APSI and APSA (based on the average closing price for the thirty day trading period immediately preceding the date which is two trading days before the closing date of the acquisition).

                        On August 28, 1997, the Company acquired substantially of the outstanding stock of Arcadia Services, Inc. ("Arcadia"), which provides home health services. The purchase price was approximately $27.0 million, of which $9.8 million was paid in cash at closing and $17.2 million was paid through the issuance of 531,198 shares of the Company's common stock to the stockholder of Arcadia (based on the average closing price for the thirty day trading period immediately preceding the date which is two trading days before the closing of the acquisition).

                        The Common Stock issued by the Company in these transactions was not registered under the Securities Act of 1933, as amended, in reliance upon exemptions contained in Section 4(2) thereof. Each of the stockholders made representations to the effect that (i) the shares were being acquired for its own account and not with a view to, or for sale in connection with, any distribution; (ii) acknowledging that the shares were restricted securities under Rule 144; (iii) that it had knowledge and experience in business matters, was capable of evaluating the merits and risks of the investment, and was able to bear the risk of loss; (iv) had the opportunity to make inquiries of and obtain information from IHS. The Company is obligated to register the Common Stock for resale under the Securities Act of 1993, as amended.


ITEM 6:            EXHIBITS AND REPORTS ON FORM 8-K

A.                EXHIBITS

                  4.1 Indenture, dated as of September 11, 1997, between Integrated Health Services, Inc. And First Union National Bank of Virginia, as Trustee, relating to the Company's 9-1/4% Senior Subordinated Notes due 2008.

                 10.1 Credit Agreement, dated as of September 15, 1997, by and among Integrated Health Services, Inc., the lenders named therein, and Citibank, N.A., as administrative agent (incorporated by reference from the Company's Current Report on 8-K dated September 15, as amended).

                 10.2 Purchase Agreement, dated September 8, 1997, between Integrated Health Services, Inc. and Smith Barney, Inc., Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Citicorp Securities, Inc., relating to the Company's 9-1/4% Senior Subordinated Notes due 2008.

                 10.3 Registration Rights Agreement, dated September 8, 1997, between Integrated Health Services, Inc., and Smith Barney, Inc., Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Citicorp Securities, Inc., relating to the Company's 9-1/4% Senior Subordinated Notes due 2008.

                 10.4 Purchase and Sale Agreement, dated as of November 3, 1997, between Integrated Health Services, Inc., HEALTHSOUTH Corporation and Horizon/CMS Healthcare Corporation (incorporated by reference from the Company's Current Report on Form 8-K dated November 3, 1997).

B.             REPORTS ON FORM 8-K

               The Company filed a Current Report on Form 8-K dated July 6, 1997 reporting the execution of the Agreement and Plan of Merger among the Company, IHS Acquisition XXIV, Inc., and RoTech Medical
               Corporation ("RoTech") relating to the Company's proposed acquisition of RoTech.

               The Company filed a Current Report on Form 8-K dated September 9, 1997 relating to the private issuance of $500,000,000 aggregate principal amount 9-1/4% Senior Subordinated Notes due 2008.

               The Company filed a Current Report on Form 8-K dated September 15, 1997 reporting the agreement with Citibank, N.A. and certain other lenders relating to the $1.75 billion revolving credit and term loan facility.

               The Company filed a Current Report on Form 8-K dated September 25, 1997 reporting the cash tender and subsequent merger of Community Care of America, Inc and the acquisition of the lithotripsy division of Coram Healthcare Corporation.

               The Company filed a Current Report on Form 8-K dated October 21, 1997 reporting the completion of the RoTech Medical Corporation acquisition.

               The Company filed a Current Report on Form 8-K dated November 3, 1997, reporting the execution of an agreement to acquire certain assets from HEALTHSOUTH Corporation.

                                 - SIGNATURES -


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INTEGRATED HEALTH SERVICES, INC.
                                   --------------------------------


                                    By: /s/ Robert N. Elkins
                                       -------------------------
                                    Robert N. Elkins
                                     Chief Executive Officer



                                    By: /s/ W. Bradley Bennett
                                        ------------------------
                                    W. Bradley Bennett
                                     Senior Vice President and
                                     Chief Accounting Officer



                                    By: /s/ Eleanor C. Harding
                                        ------------------------
                                    Eleanor C. Harding
                                     Senior Vice President Finance



Dated: November 13, 1997