Form 10-K
period 1997-12-31
INTEGRATED HEALTH SERVICES INC
filed 1998-03-27
CIK 785814

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ____  to ____
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
               Title of each class                on which registered:
               -------------------                -------------------
              Common Stock, par value
                  $.001 per share              New York Stock Exchange

            10 1/4% Senior Subordinated
                  Notes due 2006               New York Stock Exchange

            9 1/2% Senior Subordinated
                  Notes due 2007               New York Stock Exchange

            9 1/4% Senior Subordinated
                  Notes due 2008               New York Stock Exchange

             5 3/4% Convertible Senior
        Subordinated Debentures due 2001       New York Stock Exchange

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

     Aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates at March 18, 1998 (based on the closing sale price for such shares as reported by the New York Stock Exchange): $1,651,788,293.

       Common Stock outstanding as of March 18, 1998: 44,269,033 shares.

                      Documents Incorporated by Reference:

     Portions of the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

================================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

     Integrated Health Services, Inc. ("IHS" or the "Company") is one of the nation's leading providers of post-acute healthcare services. Post-acute care is the provision of a continuum of care to patients following discharge from an acute care hospital. IHS' post-acute care services include subacute care, skilled nursing facility care, home respiratory care, home health nursing care, other homecare services and contract rehabilitation, hospice, lithotripsy and diagnostic services. The Company's post-acute care network is designed to address the fact that the cost containment measures implemented by private insurers and managed care organizations and limitations on government reimbursement of hospital costs have resulted in the discharge from hospitals of many patients who continue to require medical and rehabilitative care. IHS' post-acute healthcare system is intended to provide cost-effective continuity of care for its patients in multiple settings and enable payors to contract with one provider to provide all of a patient's needs following discharge from acute care hospitals. The Company believes that its post-acute care network can be extended beyond post-acute care to also provide "pre-acute" care, i.e., services to patients which reduce the likelihood of a need for a hospital stay. IHS' post-acute care network currently consists of over 2,000 service locations in 48 states and the District of Columbia.

     The Company's post-acute care network strategy is to provide cost-effective continuity of care for its patients in multiple settings, using geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative services more typically delivered in the acute care hospital setting and using home healthcare to provide those medical and rehabilitative services which do not require 24-hour monitoring. To implement its post-acute care network strategy, IHS has focused on (i) developing market concentration for its post-acute care services in targeted states due to increasing payor consolidation and the increased preference of payors, physicians and patients for dealing with only one service provider; (ii) expanding the range of home healthcare and related services it offers to patients directly in order to provide patients with a continuum of care throughout their recovery, to better control costs and to meet the growing desire by payors for one-stop shopping; and (iii) developing subacute care units. Given the increasing importance of managed care in the healthcare marketplace and the continued cost containment pressures from Medicare, Medicaid and private payors, the Company has been restructuring its operations to enable IHS to focus on obtaining contracts with managed care organizations and to provide capitated services. IHS' strategy is to become a preferred or exclusive provider of post-acute care services to managed care organizations and other payors.

     In implementing its post-acute care network strategy, IHS has recently focused on expanding its home healthcare services to take advantage of healthcare payors' increasing focus on having healthcare provided in the lowest-cost setting possible, recent advances in medical technology which have facilitated the delivery of medical services in alternative sites and patients' desires to be treated at home. Consistent with the Company's strategy, IHS in October 1996 acquired First American Health Care of Georgia Inc. ("First American"), a provider of home health services, principally home nursing, in 21 states, primarily Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. IHS in October 1997 acquired RoTech Medical Corporation ("RoTech"), a provider of home healthcare products and services, with an emphasis on home respiratory, home medical equipment and infusion therapy, principally to patients in non-urban areas (the "RoTech Acquisition"). In
October 1997, IHS also acquired (the "Coram Lithotripsy Acquisition") the lithotripsy division (the "Coram Lithotripsy Division") of Coram Healthcare Corporation ("Coram"), which provided lithotripsy services and equipment maintenance in 180 locations in 18 states, in order to expand the mobile diagnostic treatment and services it offers to patients, payors and other providers. Lithotripsy is a non-invasive technique that utilizes shock waves to disintegrate kidney stones. IHS intends to use the home healthcare setting and the delivery franchise of the home healthcare branch and agency network to (i) deliver sophisticated care, such as skilled nursing care, home respiratory therapy and rehabilitation, outside the hospital or nursing home; (ii) serve as an entry point for patients into the IHS post-acute care network; and (iii) provide a cost-effective site for case management and patient direction.

     IHS has also continued to expand its post-acute care network by increasing the number of facilities it operates or manages. In September 1997, IHS acquired Community Care of America, Inc. ("CCA"), which develops and operates skilled nursing facilities in medically underserved rural communities (the "CCA Acquisition"). IHS believes that CCA will broaden its post-acute care network to include more rural markets and will complement its existing home care locations in rural markets as well as RoTech's business. In addition, in December 1997, IHS acquired from HEALTHSOUTH Corporation ("HEALTHSOUTH") 139 owned, leased or managed long-term care facilities and 12 specialty hospitals, as well as a contract therapy business having over 1,000 contracts and an institutional pharmacy business serving approximately 38,000 beds (the "Facility Acquisition").

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

     IHS presently operates 312 geriatric care facilities (260 owned or leased and 52 managed), excluding 18 facilities acquired in the CCA Acquisition and 20 facilities acquired in the Facility Acquisition which are being held for sale, and 158 MSUs located within 84 of these facilities. Specialty medical services revenues, which include all MSU charges, all revenue from providing rehabilitative therapies, pharmaceuticals, medical supplies and durable medical equipment to all its patients, all revenue from its Alzheimer's programs and all revenue from its provision of pharmacy, rehabilitation therapy, home healthcare, hospice care and similar services to third-parties, constituted approximately 65%, 70% and 79% of net revenues during the years ended December 31, 1995, 1996 and 1997, respectively. IHS also offers a wide range of basic medical services as well as a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy in all its geriatric care facilities. For the year ended December 31, 1997, approximately 35% of IHS' revenues were derived from home health and hospice care, approximately 44% were derived from subacute and other ancillary services, approximately 19% were derived from traditional basic nursing services, and approximately 2% were derived from management and other services. On a pro forma basis after giving effect to the acquisitions consummated by IHS in 1997, for the year ended December 31, 1997, approximately 30% of IHS' revenues were derived from home health and hospice care, approximately 43% were derived from subacute and other ancillary services, approximately 26% were derived from traditional basic nursing home services and the remaining approximately 1% were derived from management and other services.

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

     The Balanced Budget Act of 1997 (the "BBA"), enacted in August 1997, makes numerous changes to the Medicare and Medicaid programs that could significantly affect the delivery of subacute care, skilled nursing facility care and home healthcare. With respect to Medicare, the BBA provides, among other things, for a prospective payment system for skilled nursing facilities to be implemented for cost reporting periods beginning on or after July 1, 1998, a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999, a reduction in current cost reimbursement for home nursing care pending implementation of a prospective payment system, reductions in reimbursement for oxygen and oxygen equipment for home respiratory therapy and a shift of the bulk of home health coverage from Part A to Part B of Medicare. With respect to Medicaid, the BBA repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates.

COMPANY STRATEGY

     The Company's post-acute care network strategy is to provide cost-effective continuity of care for its patients in multiple settings, using geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative services more typically delivered in the acute care hospital setting and using home healthcare to provide those medical and rehabilitative services which do not require 24-hour monitoring. IHS believes that the success of its post-acute care network strategy will depend in large part on its ability to control each component of the post-acute care delivery system in order to provide low-cost, high quality outcomes. The central elements of the Company's business strategy are:

     Vertical Integration of Post-acute Care Services. IHS is expanding the range of home healthcare and related services it offers to its patients directly in order to serve the full spectrum of patient needs following acute hospitalization. In addition to subacute care, the Company is now able to offer directly to its patients, rather than through third-party providers, home respiratory care, home nursing care, other homecare services, rehabilitation (physical, occupational and speech), hospice care, lithotripsy services and mobile x-ray and electrocardiogram services. As a full service provider, IHS believes that it is better able to respond to the needs of its patients and referral sources. In addition, the Company believes that by offering managed care organizations and insurance companies a single source from which to obtain a full continuum of care to patients following discharge from the acute care hospital, it will attract healthcare payors seeking to improve the management of healthcare quality as well as to reduce servicing and administrative expenses. IHS also believes that offering a broad range of services will allow it to better control certain costs, which will provide it with a competitive advantage in contracting with managed care companies and offering capitated rates, whereby the Company assumes the financial risk for the cost of care.

     Expansion of Home-Based Services. The Company's strategy is to expand its home healthcare services to take advantage of healthcare payors' increasing focus on having healthcare provided in the lowest-cost setting possible and patients' desires to be treated at home. IHS believes that the nation's aging population, when combined with advanced technology which allows more healthcare procedures to be performed at home, has resulted in an increasingly large number of patients with long-term chronic conditions that can be treated effectively in the home. In addition, a significant number of patients discharged from the Company's MSUs require home healthcare. IHS also believes that it can expand its home healthcare services to cover pre-acute, as well as post-acute, patients by having home healthcare nurses provide preventive care services to home-bound senior citizens. In addition, the Company believes that home healthcare will help IHS contain costs, thereby providing it with a competitive advantage in contracting with managed care companies and offering capitated rates. IHS believes that the changing healthcare reimbursement environment, with the focus on cost containment, will require healthcare providers to go "at risk" under capitated service agreements, and that home healthcare will be a critical component of its ability to do so. However, until a prospective payment system for home nursing services is implemented under Medicare, IHS does not expect to acquire additional home nursing companies and is currently exploring a "spin-off" or other divestiture of its home nursing operations. IHS will, however, continue to offer home nursing services as part of its post-acute care services either by managing home nursing for third parties or contracting with home nursing agencies for such services.



     Focus on Managed Care. Given the increasing importance of managed care in the healthcare marketplace and the continued cost containment pressures from Medicare and Medicaid, IHS has, during 1996 and 1997, restructured its operations to position IHS to focus on obtaining contracts with managed care organizations and to provide capitated services. IHS' strategy is to become a preferred or exclusive provider of post-acute care services to managed care organizations and other payors. Although to date there has been limited demand among managed care organizations for post-acute care services, IHS believes demand will increase as HMOs continue to attempt to control healthcare costs and to penetrate the Medicare market. As part of its focus on managed care and capitated rates, IHS spent several years collecting outcome data for more than 80,000 patients. To date, the Company has service agreements with approximately 550 managed care organizations. In January 1996, IHS was chosen as the exclusive capitated provider for five years of long-term care, subacute care and therapy services to Sierra Health Plan's Health Plan of Nevada ("Sierra Health"), the largest HMO in Nevada with approximately 28,000 Medicare enrollees and 145,000 commercial enrollees. As the exclusive provider, IHS provides all contracted services to the HMOs' members; as a capitated provider, the Company accepts full risk of patient care in exchange for a flat fee per enrollee. The agreement with Sierra Health provides for annual capitation adjustments and the ability to increase revenue through non-capitated services, although there can be no assurance that these provisions will be effective to protect IHS. In September 1997, this agreement was extended through December 2002. In addition, in October 1996 the Company entered into a three-year agreement to provide, on an exclusive basis, long-term and subacute care to patients of Foundation Health Corporation, an HMO located in Florida, on a capitated basis. Foundation Health currently has 24,500 Medicare and 60,000 commercial enrollees. The agreement provides for increased revenues to IHS for reduced hospital utilization. Although IHS has attempted to minimize its risk under the contract, there can be no assurance that safeguards it implemented will be effective. In March 1998, the Company entered into a one-year agreement with Prudential HealthCare(Reg. TM) pursuant to which IHS will become a national provider of subacute care, long-term care, home respiratory services, mobile diagnostic services (where available) and home health services to Prudential HealthCare plan members. The agreement provides that IHS will be presented to each local Prudential HealthCare plan as one of two choices to provide such services to plan members. Generally, the local plan will be required to sign one of the two national providers presented to it. See "-- Cautionary Statements -- Risks Related to Managed Care Strategy."

     Provide Subacute Care. The Company's strategy is designed to take advantage of the need for early discharge of many patients from acute care hospitals by providing the monitoring and specialized care still required by these persons after discharge from acute care hospitals at per diem treatment costs which IHS believes are generally 30% to 60% below the cost of care in acute care hospitals. IHS also intends to continue to use its geriatric care facilities to meet the increasing need for cost-efficient, comprehensive rehabilitation treatment of these patients. To date, IHS has used MSUs as subacute specialty units within its geriatric care facilities. The primary MSU programs currently offered by IHS are complex care programs, ventilator programs, wound management programs and cardiac care programs; other programs offered include subacute rehabilitation, oncology and HIV. The Company opened its first MSU program in April 1988 and currently operates 158 MSU programs in 84 facilities. IHS also emphasizes the care of medically complex patients through the provision of a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy. The Company intends that its MSUs be a lower cost alternative to acute care or rehabilitation hospitalization of subacute or medically complex patients. IHS intends to expand its specialty medical services at its existing and newly acquired facilities. The Company believes that its subacute care programs also serve as an important referral base for its home healthcare and ancillary services. While IHS added 1,098 MSU beds in 1994 and 938 MSU beds in 1995, it added only an additional 383 MSU beds in 1996 and 185 beds in 1997. With the implementation of a prospective payment system for skilled nursing facilities under Medicare, which will begin for IHS in 1999, IHS intends to continue to provide subacute care services in its skilled nursing facilities, although it does not anticipate continuing to expand significantly its MSUs to provide such services.

     Concentration on Targeted Markets. The Company has implemented a strategy focused on the development of market concentration for its post-acute care services in targeted states due to increasing payor consolidation. IHS also believes that by offering its services on a concentrated basis in targeted markets, together with the vertical integration of its services, it will be better positioned to meet the needs of managed care payors. The Company now has approximately 2,000 service locations in 48 states and the District of Columbia, including 312 geriatric care facilities in 36 states (52 of which IHS manages), with 63 service locations, including 12 geriatric care facilities (10 of which IHS manages), in California, 46 service locations, including 13 geriatric care facilities, in Colorado, 246 service locations, including 35 geriatric care facilities (eight of which IHS manages), in Florida, 30 service locations, including seven geriatric care facilities, in Kansas, 50 service locations, including 16 geriatric care facilities, in Louisiana, 18 service locations, including 11 geriatric care facilities, in Nebraska, 26 service locations, including 15 geriatric care facilities, in Nevada, 42 service locations, including 24 geriatric care facilities, in New Mexico, 97 service locations, including 34 geriatric care facilities (13 of which IHS manages), in Ohio, 121 service locations, including 15 geriatric care facilities (three of which IHS manages), in Pennsylvania, and 244 service locations, including 50 geriatric care facilities (seven of which IHS manages), in Texas.

     Expansion Through Acquisition. IHS has grown substantially through acquisitions and the opening of MSUs and the acquisition of home healthcare and related service providers, and expects to continue to expand its business by acquiring additional geriatric care facilities in which to provide subacute care and rehabilitation services, by expanding the amount of home healthcare and related services it offers directly to its patients rather than through third-party providers and by expanding the subacute care and rehabilitation services in its existing geriatric care facilities. From January 1, 1991 to date, IHS has increased the number of geriatric care facilities it owns or leases from 25 to 260 (excluding the 38 facilities held for sale), has increased the number of facilities it manages from 18 to 52 and has increased the number of MSU programs it operates from 13 to 158. In addition, the Company now offers certain related services, such as home healthcare, rehabilitation, lithotripsy, x-ray and electrocardiogram, directly to its patients rather than relying on third-party providers. See "-- Cautionary Statements -- Risks Associated with Growth Through Acquisitions and Internal Development."

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

     The Company also offers rehabilitation services to skilled nursing facilities not operated or managed by the Company. IHS believes that by offering a comprehensive array of rehabilitative services through one provider, skilled nursing facilities can provide quality patient care more efficiently and cost-effectively. The Company believes that demand for a single provider for a comprehensive array of rehabilitative services will increase as a result of the prospective payment system being implemented under the BBA, which provides for a fixed payment for these services.

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

     Home Nursing. Home nursing is the largest component of home healthcare, the most labor-intensive and generally the least profitable. Home nursing services range from skilled care provided by registered and other nurses, typically for those recently discharged from hospitals, to unskilled services delivered by home health aides for those needing help with the activities of daily living. Home nursing also includes physical, occupational and speech therapy, as well as social worker services. IHS substantially expanded its home nursing services through the acquisition of First American, and currently provides home nursing services at approximately 500 locations in 29 states. IHS is currently exploring a "spin-off" or other divestiture of its home nursing operations, although IHS intends to continue to offer home nursing services as part of its post-acute care services either by managing home nursing for third parties or contracting with home nursing agencies for such services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History."

     Infusion Therapy. Infusion therapy, the second largest home healthcare market, involves the intravenous administration of anti-infective, biotherapy, chemotherapy, pain management, nutrition and other therapies. Infusion therapy generally requires patient training, specialized equipment and periodic monitoring by skilled nurses. Technological advances such as programmable pumps that control frequency and intensity of delivery are increasing the percentage of infections and diseases that are treatable in the home; previously these infections and diseases generally required patients to be hospitalized. Home infusion therapy is more skilled-labor-intensive than other home healthcare segments. The acquisition of RoTech significantly expanded IHS' home infusion therapy services.

     Respiratory Therapy. Respiratory therapy is provided primarily to older patients with chronic lung diseases (such as chronic obstructive pulmonary disease, asthma and cystic fibrosis) or reduced respiratory function. The most common therapy is home oxygen, delivered through oxygen gas systems, oxygen concentration or liquid oxygen systems. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff under the direction of physicians. The acquisition of RoTech significantly expanded IHS' respiratory therapy services.

     Home Medical Equipment. Home medical equipment consists of the sale or rental of medical equipment such as specialized beds, wheelchairs, walkers, rehabilitation equipment and other patient aids. The acquisition of RoTech significantly expanded IHS' provision of home medical equipment.

     Lithotripsy Services

     Lithotripsy is a non-invasive technique that uses shock waves to disintegrate kidney stones. Depending on the particular lithotripter used, the patient is sedated using either general anesthesia or a mild sedative while seated in a bath or lying on a treatment table. The operator of the lithotripter machine locates the stone using fluoroscopy and directs the shock waves toward the stone. The shock waves then fragment the stone, thereby enabling the patient to pass the fragments through the urinary tract. Because lithotripsy is non-invasive and is provided on an outpatient basis, lithotripsy is an attractive alternative to other more invasive techniques otherwise used in treating urinary tract stones.

     IHS currently owns a controlling interest in 10 lithotripsy partnerships as well as two wholly owned lithotripsy partnerships and a wholly owned lithotripter maintenance company. The Company's lithotripsy businesses currently consist of an aggregate of 35 lithotripsy machines that provide services in 170 locations in 17 states. The other owners of the partnerships are primarily physicians, many of whom utilize the partnership's equipment to treat their patients. Seventeen of the 35 lithotripsy machines are stationary and located at hospitals or ambulatory surgery centers, while the other 18 machines are mobile, allowing them to be moved in order to meet patient needs and market demands. IHS' lithotripsy businesses typically lease the machine on a per procedure basis to a hospital, ambulatory surgery center or other facility providing care to the patient. In some cases, the lithotripsy businesses bill the patient directly for the use of the partnership's machine. The Company also provides maintenance services to its own and third-party equipment.

     The Company's agreements with its lithotripsy physician partners contemplate that IHS will acquire the remaining interest in each partnership at a defined price in the event that legislation is passed or regulations are adopted that would prevent the physician from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. While current interpretations of existing law are subject to considerable uncertainty, IHS believes that its partnership arrangements with physicians in its lithotripsy business are in compliance with current law. If, however, the Company were required to acquire the minority interest of its physician partners in each of its lithotripsy partnerships, the cost in aggregate would be material to IHS.

     In 1993, the Health Care Financing Administration ("HFCA") released a proposed rule defining the rate at which ambulatory surgery centers and certain hospitals would be reimbursed for the technical component of a lithotripsy procedure. This proposed rule has not been finalized. IHS cannot predict what the final rate for such reimbursement will be or what effect, if any, the adoption of this proposed rule would have on lithotripsy revenue and whether this decreased reimbursement rate will be applied to lithotripsy procedures performed at hospitals, where a majority of IHS' lithotripsy machines are currently utilized.

     Mobile Diagnostic Services

     The Company provides on-call mobile x-ray and electrocardiogram services, both to its own facilities as well as to facilities operated by others. These services are provided year round to over 8,100 facilities.

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

     Hospice Services

     IHS provides hospice services, including medical care, counseling and social services, to the terminally ill in the greater Chicago metropolitan area, Michigan and Pennsylvania. Hospice care is a coordinated program of support services providing physical, psychological, social and spiritual care for dying persons and their families. Services are provided in the home and/or inpatient settings. The goal of hospice care is typically to improve a terminal patient's quality of life rather than trying to extend life. IHS also provides hospice care to the terminally ill at its facility in Miami, Florida.

MANAGEMENT AND OTHER SERVICES

     The Company manages geriatric care facilities under contract for others to capitalize on its specialized care programs without making the capital outlay generally required to acquire and renovate a facility. IHS currently manages 52 geriatric care facilities with 6,212 licensed beds. IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's expense. The facility owner is also obligated to pay for all required capital expenditures. The Company manages these facilities in the same manner as the facilities it owns or leases, and provides the same geriatric care services as are provided in its owned or leased facilities. Contract acquisition costs for legal and other direct costs incurred to acquire long-term management contracts are capitalized and amortized over the term of the related contract.

     IHS receives a management fee for its services which generally is equal to 4% to 8% of gross revenues of the geriatric care facility. Certain management agreements also provide the Company with an incentive fee based on the amount of the facility's operating income which exceeds stipulated amounts. Management fee revenues are recognized when earned and billed generally on a monthly basis. Incentive fees are recognized when operating results of managed facilities exceed amounts required for incentive fees in accordance with the terms of the management agreements. The management agreements generally have an initial term of ten years, with IHS having a right to renew in most cases. The management agreements expire at various times between December 1998 and February 2006 although all can be terminated earlier under certain circumstances. The Company generally has a right of first refusal in respect of the sale of each managed facility. IHS believes that by implementing its specialized care programs and services in these facilities, it will be able to increase significantly the operating income of these facilities and thereby increase the management fees the Company will receive for managing these facilities.

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

     IHS has also developed a specialized Quality Assurance Program for its MSU programs. IHS has begun a program to obtain accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") for each of its facilities. At March 1, 1998, 88 of the Company's facilities had been fully accredited by the JCAHO.

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

     The Company's home healthcare businesses are conducted through approximately 500 branches which are managed through three geographic area offices. The area office provides each of its branches with key management direction and support services. IHS' organizational structure is designed to create operating efficiencies associated with certain centralized services and purchasing while also promoting local decision making.

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

SOURCES OF REVENUE

     IHS receives payments for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which certain of its facilities are located under Medicaid. The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of IHS' patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. Generally, private pay patients are the most profitable and Medicaid patients are the least profitable. See "-- Federal and State Assistance Programs."

     During the years ended December 31, 1995, 1996 and 1997, IHS derived approximately $509.3 million, $562.5 million and $656.6 million, respectively, or 44.7%, 40.5% and 33.6%, respectively, of its patient revenues from private pay sources and approximately $629.8 million, $826.4 million and $1.3 billion, respectively, or 55.3%, 59.5% and 66.4%, respectively, of its patient revenues from government reimbursement programs. Patient revenues from government reimbursement programs during these periods consisted of approximately $387.2 million, $516.7 million and $963.0 million, or 34.0%, 37.2% and 49.3% of total patient revenues, respectively, from Medicare and approximately $242.6 million, $309.7 million and $334.4 million, respectively, or 21.3%, 22.3% and 17.1% of total patient revenues, respectively, from Medicaid. The increase in the percentage of revenue from government reimbursement programs is due to the higher level of Medicare and Medicaid patients serviced by the respiratory therapy, rehabilitative therapy, home healthcare and mobile diagnostic companies acquired beginning in 1994. In addition, IHS received payments from third parties for its management and other services, which constituted approximately 3.3%, 3.2% and 2.0% of total net revenues for the years ended December 31, 1995, 1996 and 1997, respectively.

     On a pro forma basis after giving effect to the acquisitions consummated by IHS in 1997, during the year ended December 31, 1997, IHS derived approximately $1.1 billion, or 31.1%, of its patient revenues from private pay sources and approximately $2.4 billion, or 68.9%, of its patient revenues from government reimbursement programs. Pro forma patient revenues from government reimbursement programs during 1997 consisted of approximately $1.6 billion, or 44.5%, from Medicare and approximately $857.3 million, or 24.4% from Medicaid.

     Gross third party payor settlements receivable, primarily from Federal and state governments (i.e., Medicare and Medicaid cost reports), were $58.5 million at December 31, 1997, as compared to $42.6 million at December 31, 1996 and $33.0 million at December 31, 1995. Approximately $12.8 million, or 21.9%, of the third party payor settlements receivable, primarily from Federal and state governments, at December 31, 1997 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare, as compared to approximately $15.6 million, or 37%, at December 31, 1996 and approximately $7.6 million, or 23%, at December 31, 1995.

     The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of IHS' MSU strategy depends in part on its ability to obtain per diem rate approvals for costs which exceed the Medicare established per diem rate limits and by obtaining waivers of these limitations. IHS has submitted waiver requests for 325 cost reports, covering all cost report periods through December 31, 1996. To date, final action has been taken by HCFA on all 325 waiver requests. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that IHS will be able to recover its excess costs under any waiver requests which may be submitted in the future. IHS' failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy. The implementation of a prospective payment program for skilled nursing facilities under Medicare, which IHS will begin in 1999, will significantly change the way IHS is paid for its MSU care.

     The BBA, enacted in August 1997, provides, among other things, for a prospective payment system for skilled nursing facilities to be implemented for cost reporting periods beginning on or after July 1, 1998, a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999, a reduction in current cost reimbursement for home nursing care pending implementation of a prospective payment system, reductions (effective January 1, 1998) in Medicare reimbursement for oxygen and oxygen equipment for home respiratory therapy and a shift of the bulk of home health coverage from Part A to Part B of Medicare. The inability of IHS to provide home healthcare and/or skilled nursing services at a cost below the established Medicare fee schedule could have a material adverse effect on IHS' home healthcare operations, post-acute care network and business generally. In addition, the BBA's repeal of the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards, gives states considerable flexibility in establishing payment rates.

     Both private third party and governmental payors have undertaken cost containment measures designed to limit payments made to healthcare providers such as IHS. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to facilities managed and operated by IHS. There can be no assurance that payments under governmental and third-party private payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients participating in such programs. In addition, there can be no assurance that facilities owned, leased or managed by IHS now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the Federal and state budget deficits, there have been, and IHS expects that there will continue to be, a number of additional proposals to limit Medicare and Medicaid reimbursement for healthcare services. The Company cannot at this time predict whether this legislation or any other legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on IHS. See "-- Government Regulation" and "-- Cautionary Statements -- Risk of Adverse Effect of Healthcare Reform."

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

     Most states in which IHS operates have statutes which require that prior to the addition or construction of new beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company must obtain a certificate of need ("CON") which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. These state determinations of need or CON programs are designed to comply with certain minimum Federal standards and to enable states to participate in certain Federal and state health-related programs. Elimination or relaxation of CON requirements may result in increased competition in such states and may also result in increased expansion possibilities in such states. Of the states in which the Company operates, the following require CONs for the facilities that are owned, operated or managed by IHS: Alabama, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. To date the conversion of geriatric care beds to MSU beds has not required a CON.

     The Company's facilities are also subject to licensure regulations. Each of IHS' geriatric care facilities is licensed as a skilled care facility and substantially all are certified as a provider under the Medicare program and most are also certified by the state in which they are located as a provider under the Medicaid program of that state. IHS believes it is in substantial compliance with all material statutes and regulations applicable to its business. In addition, all healthcare facilities are subject to various local building codes and other ordinances.

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

     In September 1997, President Clinton, in an attempt to curb Medicare fraud, imposed a moratorium on the certification under Medicare of new home healthcare companies, which moratorium expired in January 1998, and implemented rules requiring home healthcare providers to reapply for Medicare certification every three years. In addition, HCFA will double the number of detailed audits of home healthcare providers it completes each year and increase by 25% the number of home healthcare claims it reviews each year. IHS cannot predict what effect, if any, these new rules will have on IHS' business and the expansion of its home healthcare operations.

     Various Federal and state laws regulate the relationship between providers of healthcare services and physicians or others able to refer medical services, including employment or service contracts, leases and investment relationships. These laws include the fraud and abuse provisions of Medicare and Medicaid and similar state statutes (the "Fraud and Abuse Laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and from state programs containing similar provisions relating to referrals of privately insured patients. The Department of Health and Human Services ("HHS") and other federal agencies have interpreted these provisions broadly to include the payment of anything of value to influence the referral of Medicare or Medicaid business. HHS has issued regulations which set forth certain "safe harbors," representing business relationships and payments that can safely be undertaken without violation of the Fraud and Abuse Laws. In addition, certain Federal and state requirements generally prohibit certain providers from referring patients to certain types of entities in which such provider has an ownership or investment interest or with which such provider has a compensation arrangement, unless an exception is available. The Company considers all applicable laws in planning marketing activities and exercises care in an effort to structure its arrangements with healthcare providers to comply with these laws. However, there can be no assurance that all of IHS' existing or future arrangements will withstand scrutiny under the Fraud and Abuse Laws, safe harbor regulations or other state or federal legislation or regulations, nor can IHS predict the effect of such rules and regulations on these arrangements in particular or on IHS' operations in general.

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

     In addition to extensive existing government healthcare regulation, there are numerous initiatives on the Federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on IHS' business. Aspects of certain of these healthcare proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect IHS. See "-- Sources of Revenue" and "-- Cautionary Statements -- Uncertainty of Government Regulation." There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in healthcare and related industries, including IHS, and may similarly affect the price of the Company's securities in the future. IHS cannot predict the ultimate timing or effect of such legislative efforts and no assurance can be given that any such efforts will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Under the new prospective payment system for Medicare reimbursement to skilled nursing facilities, facilities will receive a pre-established daily rate for each individual Medicare beneficiary being cared for, based on the activity level of the patient. The pre-established daily rate will cover all routine, ancillary and capital costs. This prospective payment system will be phased in over four years on a blended rate of the facility-specific costs and the new federal per diem, which has not to date been established. The blended rate for the first year of transition will take 75% of the facility-specific per diem rate and 25% of the federal per diem rate. In each subsequent transition year, the facility-specific per diem rate component will decrease by 25% and the federal per diem rate component will increase by 25%, ultimately resulting in a rate based 100% upon the federal per diem. The facility-specific per diem rate is based upon the facility's 1995 cost report for routine, ancillary and capital services, updated using a skilled nursing market basket index. The federal per diem is calculated by the weighted average of each facility's standardized costs, based upon the historical national average per diem for freestanding facilities. Prospective payment for IHS' owned and leased skilled nursing facilities will be effective beginning January 1, 1999 for all facilities other than the facilities acquired from HEALTHSOUTH in the Facility Acquisition, which will become subject to prospective payment on June 1, 1999. Prospective payment for skilled nursing facilities managed by IHS will be effective for each facility at the beginning of its first cost reporting period beginning on or after July 1, 1998. The new prospective payment system will also cover ancillary services provided to patients at skilled nursing facilities.

     The Medicare program reimburses for home healthcare services under two basic systems: cost-based and charge-based. Under the cost-based system, IHS is reimbursed at the lowest of IHS' reimbursable costs (based on Medicare regulations), cost limits established by HCFA or IHS' charges. While a small amount of corporate level overhead is permitted as part of reimbursable costs under Medicare regulations, such costs consist predominantly of expenses and charges directly incurred in providing the related services, and cannot include any element of profit or net income to IHS. Under the charge-based system, Medicare reimburses the Company on a "prospective payment" basis, which consists in general of either a fixed fee for a specific service or a fixed per diem amount for providing certain services. As a result, IHS can generate profit or net income from Medicare charge-based revenues by providing covered services in an efficient, cost-effective manner. All nursing services (including related products) are Medicare cost-based reimbursed, except for nursing services provided to hospice patients. Hospice care and all other home healthcare services (including non-nursing related products) are Medicare charge-based reimbursed. The BBA provides for a reduction in current cost reimbursement for home nursing care pending implementation of a prospective payment system.

     The BBA requires that Medicare implement a prospective payment system for home nursing services for cost reporting periods beginning on or after October 1, 1999, and implementation of a prospective payment system will be a critical element to the success of the Company's expansion into home nursing services. Based upon prior legislative proposals, IHS believes that a prospective payment system would most likely provide for prospectively established per visit payments to be made for all covered services, which are then subject to an annual aggregate per episode limit at the end of the year. Home health agencies that are able to keep their total expenses per visit during the year below their per episode annual limits will be able to retain a specified percentage of the difference, subject to certain aggregate limitations. Such changes could have a material adverse effect on the Company and its growth strategy. The implementation of a prospective payment system will require the Company to make contingent payments related to the acquisition of First American of $155 million over a period of five years. The failure to implement a prospective payment system for home nursing services in the next several years could adversely affect IHS' post-acute care network strategy. See "-- Cautionary Statements -- Risks Related to Recent Acquisitions." There can be no assurance that Medicare will implement a prospective payment system for home nursing services in the next several years or at all. The inability of IHS to provide home healthcare services at a cost below the established Medicare fee schedule could have a material adverse effect on the Company's home healthcare operations and its post-acute care network.

     Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to qualifying needy individuals. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits. The BBA repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. By repealing the Boren Amendment, the BBA eases the impediments on the states' ability to reduce their Medicaid reimbursement for such services and, as a result, states now have considerable flexibility in establishing payment rates. The majority of the MSU programs are not required to participate in the various state Medicaid programs. However, should the Company's MSU programs be required to admit Medicaid patients as a condition to continued participation in such programs by the facility in which the MSU program is located, IHS' results of operations could be adversely affected since IHS' cost of care in its MSU programs is substantially in excess of state Medicaid reimbursement rates.

     Funds received by the Company under Medicare and Medicaid are subject to audit with respect to the proper preparation of annual cost reports upon which reimbursement is based. Such audits can result in retroactive adjustments of revenue from these programs, resulting in either amounts due to the government agency from IHS or amounts due IHS from the government agency.

     Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy determinations by insurance companies acting as Medicare fiscal intermediaries and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities. Since 1985, Congress has consistently attempted to limit the growth of Federal spending under the Medicare and Medicaid programs. IHS can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the operating and fixed costs allocable to such patients. Changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect IHS' results of operations. It is uncertain at this time whether legislation on healthcare reform will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare
programs  will  occur.   There  can  be  no  assurance  that  future  healthcare
legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the results of operations of IHS. The Company cannot at this time predict whether any healthcare reform legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on IHS. See "-- Cautionary Statements -- Risk of Adverse Effect of Healthcare Reform."

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

     The market for specialty medical services is highly fragmented and competitive. The Company believes the primary competitive factors are quality of services, charges for services and responsiveness to the needs of patients, families and the facilities in which such services are provided.

EMPLOYEES

     As of March 15, 1998, IHS had approximately 86,000 full-time and regular part-time employees. Full-time and regular part-time service and maintenance employees at 54 facilities, totaling approximately 4,100 employees, are covered by collective bargaining agreements. IHS' corporate staff consisted of approximately 1,900 people at such date. The Company believes its relations with its employees are good.

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

                             CAUTIONARY STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the following:

     Risks Related to Substantial Indebtedness. The Company's indebtedness is substantial in relation to its stockholders' equity. At December 31, 1997, IHS' total long-term debt, including current portion, accounted for 74.8% of its total capitalization. IHS also has significant lease obligations with respect to the facilities operated pursuant to long-term leases, which aggregated approximately $704.9 million at December 31, 1997. For the year ended December 31, 1997 the Company's rent expense was $105.1 million ($163.7 million on a pro forma basis after giving effect to the acquisitions consummated by IHS in 1997). In addition, IHS is obligated to pay up to an additional $155 million in respect of the acquisition of First American during 2000 to 2004 under certain circumstances, of which $113.0 million (representing the present value thereof) has been recorded at December 31, 1997. The Company's strategy of expanding its specialty medical services and growing through acquisitions may require additional borrowings in order to finance working capital, capital expenditures and the purchase price of any acquisitions. The degree to which the Company is leveraged, as well as its rent expense, could have important consequences to securityholders, including: (i) IHS' ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired, (ii) a substantial portion of IHS' cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness and rent expense, thereby reducing the funds available to IHS for its operations, (iii) certain of IHS' borrowings bear, and will continue to bear, variable rates of interest, which expose IHS to increases in interest rates, and (iv) certain of IHS' indebtedness contains financial and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends and sales of assets and imposing minimum net worth requirements. In addition, IHS' leverage may also adversely affect IHS' ability to respond to changing business and economic conditions or continue its growth strategy. There can be no assurance that IHS' operating results will be sufficient for the payment of IHS' indebtedness. If IHS were unable to meet interest, principal or lease payments, or satisfy financial covenants, it could be required to seek renegotiation of such payments and/or covenants or obtain additional equity or debt financing. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution. Further, such equity securities may have rights, preferences or privileges senior to those of the Common Stock. To the extent IHS finances its activities with additional debt, IHS may become subject to certain additional financial and other covenants that may restrict its ability to pursue its growth strategy and to pay dividends on the Common Stock. There can be no assurance that any such efforts would be successful or timely or that the terms of any such financing or refinancing would be acceptable to IHS. See "-- Risks Related to Capital Requirements."

     In connection with IHS' offering of its 9 1/4% Senior Subordinated Notes due 2008 (the "9 1/4% Senior Notes"), Standard & Poors ("S&P") confirmed its B rating of IHS' other subordinated debt obligations, but with a negative outlook, and assigned the same rating to the 9 1/4% Senior Notes. In November 1997, S&P placed the Company's senior credit and subordinated debt ratings on CreditWatch with negative implications due to the proposed Facility Acquisition and in January 1998 S&P downgraded IHS' corporate credit and bank loan ratings to B+ and its subordinated debt ratings to B- as a result of the Facility Acquisition. S&P stated that the speculative grade ratings reflect the Company's high debt leverage and aggressive acquisition strategy, uncertainties with respect to future government efforts to control Medicare and Medicaid and the unknown impact on IHS of recent changes in healthcare regulation providing for a prospective payment system for both nursing homes and home healthcare. S&P noted IHS' outlook was stable. In connection with the offering of the 9 1/4% Senior Notes, Moody's Investors Service ("Moody's") downgraded to B2 the Company's other senior subordinated debt obligations, but noted that the outlook for the rating was stable, and assigned the new rating to the 9 1/4% Senior Notes. Moody's stated that the rating action reflects Moody's concern about the Company's continued rapid growth through acquisitions, which has resulted in negative tangible equity of $114 million, making no adjustment for the $259 million of convertible debt of IHS outstanding. Moody's also stated that the availability provided by the Company's new credit facility and the 9 1/4% Senior Notes positioned the Company to complete sizable acquisition transactions using solely debt. Moody's further noted that the rating reflects that there are significant changes underway in the reimbursement of services rendered by IHS, and that the exact impact of these changes is uncertain.

     Risks Associated with Growth Through Acquisitions and Internal Development. IHS' growth strategy involves growth through acquisitions and internal development and, as a result, IHS is subject to various risks associated with this growth strategy. The Company's planned expansion and growth require that the Company expand its home healthcare services through the acquisition of additional home healthcare providers and that the Company acquire, or establish relationships with, third parties which provide post-acute care services not currently provided by the Company and that the Company acquire, lease or acquire the right to manage for others additional facilities. Such expansion and growth will depend on the Company's ability to create demand for its post-acute care programs, the availability of suitable acquisition, lease or management candidates and the Company's ability to finance such acquisitions and growth. The successful implementation of the Company's post-acute healthcare system, including the capitation of rates, will depend on the Company's ability to expand the amount of post-acute care services it offers directly to its patients rather than through third-party providers. There can be no assurance that suitable acquisition candidates will be located, that acquisitions can be consummated, that acquired facilities and companies can be successfully integrated into the Company's operations, or that the Company's post-acute healthcare system, including the capitation of rates, can be successfully implemented. The post-acute care market is highly competitive, and the Company faces substantial competition from hospitals, subacute care providers, rehabilitation providers and home healthcare providers, including competition for acquisitions. The Company anticipates that competition for acquisition opportunities will intensify due to the ongoing consolidation in the healthcare industry. See "-- Risks Related to Managed Care Strategy" and "-- Competition."

     The successful integration of acquired businesses, including First American, RoTech, CCA, the Coram Lithotripsy Division and the facilities and other businesses acquired from HEALTHSOUTH, is important to the Company's future financial performance. The anticipated benefits from any of these acquisitions may not be achieved unless the operations of the acquired businesses are successfully combined with those of the Company in a timely manner. The integration of the Company's recent acquisitions will require substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have a material adverse effect on the Company's operations and financial results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have a material adverse effect on the Company's operations and financial results. There can be no assurance that the Company will realize any of the anticipated benefits from its acquisitions. The acquisition of service companies that are not profitable, or the acquisition of new facilities that result in significant integration costs and inefficiencies, could also adversely affect the Company's profitability.

     IHS' current and anticipated future growth has placed, and will continue to place, significant demands on the management, operational and financial resources of IHS. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. There can be no assurance that IHS will be able to manage its expanded operations effectively. See "-- Risks Related to Capital Requirements."

     There can be no assurance that the Company will be successful in implementing its strategy or in responding to ongoing changes in the healthcare industry which may require adjustments to its strategy. If IHS fails to implement its strategy successfully or does not respond timely and adequately to ongoing changes in the healthcare industry, the Company's business, financial condition and results of operations will be materially adversely affected.

     Risks Related to Managed Care Strategy. Managed care payors and traditional indemnity insurers have experienced pressure from their policyholders to curb or reduce the growth in premiums paid to such organizations for healthcare services. This pressure has resulted in demands on healthcare service providers to reduce their prices or to share in the financial risk of providing care through alternate fee structures such as capitation or fixed case rates. Given the increasing importance of managed care in the healthcare marketplace and the continued cost containment pressures from Medicare and Medicaid, IHS has been restructuring its operations to enable IHS to focus on obtaining contracts with managed care organizations and to provide capitated services. The Company believes that its home healthcare capabilities will be an important component of its ability to provide services under capitated and other alternate fee arrangements. However, to date there has been limited demand among managed care organizations for post-acute care network services, and there can be no assurance that demand for such services will increase. Further, IHS has limited experience in providing services under capitated and other alternate fee arrangements and setting the applicable rates. Accordingly, there can be no assurance that the fees received by IHS will cover the cost of services provided. If revenue for capitated services is insufficient to cover the treatment costs, IHS' operating results could be adversely affected. As a result, the success of IHS' managed care strategy will depend in large part on its ability to increase demand for post-acute care services among managed care organizations, to obtain favorable agreements with managed care organizations and to manage effectively its operating and healthcare delivery costs through various methods, including utilization management and competitive pricing for purchased services. Additionally, there can be no assurance that pricing pressures faced by healthcare providers will not have a material adverse effect on the Company's business, results of operations and financial condition.

     Further, pursuing a strategy focused on risk-sharing fee arrangements entails certain regulatory risks. Many states impose restrictions on a service provider's ability to provide capitated services unless it meets certain financial criteria, and may view capitated fee arrangements as an insurance activity, subjecting the entity accepting the capitated fee to regulation as an insurance company rather than merely a licensed healthcare provider accepting a business risk in connection with the manner in which it is charging for its services. The laws governing risk-sharing fee arrangements for healthcare service providers are evolving and are not certain at this time. If the risk-sharing activities of IHS require licensure as an insurance company, there can be no assurance that IHS could obtain or maintain the necessary licensure, or that IHS would be able to meet any financial criteria imposed by a state. If the Company were precluded from providing services under risk-sharing fee arrangements, its managed care strategy would be adversely affected. See "-- Uncertainty of Government Regulation."

     Risks Related to Capital Requirements. IHS' growth strategy requires substantial capital for the acquisition of additional home healthcare and related service providers and geriatric care facilities. The effective integration, operation and expansion of the existing businesses will also require substantial capital. The Company expects to finance new acquisitions from a combination of funds from operations, borrowings under its bank credit facility and the issuance of debt and equity securities. IHS may raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times as management deems appropriate and the market allows. Any of such financings could result in dilution of existing equity positions, increased interest and amortization expense or decreased income to fund future expansion. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing businesses and operations can be obtained. The Company's bank credit facility limits the Company's ability to make acquisitions, and certain of the indentures under which the Company's outstanding senior subordinated debt securities were issued limit the Company's ability to incur additional indebtedness unless certain financial tests are met. See "-- Risks Related to Substantial Indebtedness."

     Risks Related to Recent Acquisitions. IHS has recently completed several major acquisitions, including the acquisitions of First American, RoTech, CCA and the Coram Lithotripsy Division and the Facility Acquisition, and is still in the process of integrating those acquired businesses. The IHS Board of Directors and senior management of IHS face a significant challenge in their efforts to integrate the acquired businesses, including First American, RoTech, CCA, the Coram Lithotripsy Division and the facilities and other businesses acquired from HEALTHSOUTH. The dedication of management resources to such integration may detract attention from the day-to-day business of IHS. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that there will not be substantial costs associated with such activities or that there will not be other material adverse effects of these integration efforts. Further, there can be no assurance that management's efforts to integrate the operations of IHS and newly acquired companies will be successful or that the anticipated benefits of the recent acquisitions will be fully realized.

     IHS has recently expanded significantly its home healthcare operations. During the years ended December 31, 1996 and 1997, home healthcare accounted for approximately 16.3% and 35.4%, respectively, of IHS' total revenues. On a pro forma basis, after giving effect to the acquisitions and divesti-tures consummated by IHS in 1996 and 1997, home healthcare accounted for approximately 28.8% and 29.6% of IHS' total revenues in 1996 and 1997, respectively. On a pro forma basis, approximately 70.7% and 73.0% of IHS' home healthcare revenues were derived from Medicare in the years ended December 31, 1996 and 1997, respectively. On a pro forma basis, after giving effect to the acquisitions and divestitures consummated by IHS in 1996 and 1997, home nursing services accounted for approximately 64.2% and 56.2%, respectively, of IHS' home healthcare revenues in these periods. Medicare has developed a national fee schedule for infusion therapy and home medical equipment which provides reimbursement at 80% of the amount of any fee on the schedule. The remaining 20% is paid by other third party payors (including Medicaid in the case of "medically indigent" patients) or patients. With respect to home nursing, Medicare generally reimburses for the cost of providing such services, up to a regionally adjusted allowable maximum per visit and per discipline with no fixed limit on the number of visits prior to 1998. There generally is no deductible or coinsurance. As a result, there is no reward for efficiency, provided that costs are below the cap, and traditional home healthcare services carry relatively low margins. The BBA provides for a reduction in current cost reimbursement for home nursing care pending implementation of a prospective payment system. The BBA provides for implementation of a prospective payment system for home nursing services for cost reporting periods beginning on or after October 1, 1999, and implementation of a prospective payment system will be a critical element to the success of IHS' expansion into home nursing services. Based upon prior legislative proposals, IHS believes that a prospective payment system would most likely provide a healthcare provider a predetermined rate for a given service, with providers that have costs below the predetermined rate being entitled to keep some or all of this difference. There can be no assurance that Medicare will implement a prospective payment system for home nursing services in the next several years or at all. The implementation of a prospective payment system will require IHS to make contingent payments related to the First American Acquisition of $155 million over a period of five years. Until a prospective payment system for home nursing services is introduced, IHS anticipates that margins for home nursing will remain low and may adversely impact its financial performance. IHS is currently exploring ways to reduce the impact of its home nursing business on its financial performance. See "-- Patient Services -- Specialty Medical Services -- Home Healthcare Services -- Home Nursing." In addition, the BBA reduces the Medicare national payment limits for oxygen and oxygen equipment used in home respiratory therapy by 25% in 1998 and 30% (from 1997 levels) in 1999 and each subsequent year. Approximately 50% of RoTech's total revenues for 1997 were derived from the provision of oxygen services to Medicare patients. The inability of IHS to realize operating efficiencies and provide home healthcare services at a cost below the established Medicare fee schedule could have a material adverse effect on IHS' home healthcare operations and its post-acute care network. See "-- Risk of Adverse Effect of Healthcare Reform."

     Reliance on  Reimbursement  by Third  Party  Payors.  The Company  receives payment for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which it operates under Medicaid. The healthcare industry is experiencing a trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, has resulted in reduced rates of reimbursement for services provided by IHS, which has adversely affected, and may continue to adversely affect, IHS' margins, particularly in its skilled nursing and subacute facilities. Aspects of certain healthcare reform proposals, such as cutbacks in the Medicare and Medicaid programs, reductions in Medicare reimbursement rates and/or limitations on reimbursement rate increases, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company. There can be no assurance that adequate reimbursement levels will continue to be available for services to be provided by IHS which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the Company's results of operations and financial condition. See "-- Risk of Adverse Effect of Healthcare Reform." During the years ended December 31, 1995, 1996 and 1997, the Company derived approximately 55%, 60% and 66%, respectively, of its patient revenues from Medicare and Medicaid. On a pro forma basis after giving effect to the acquisitions and divestitures consummated by IHS in 1996 and 1997, approximately 69% of the Company's patient revenues have been derived from Medicare and Medicaid during the years ended December 31, 1996 and 1997, respectively.

     The sources and amounts of the Company's patient revenues derived from the operation of its geriatric care facilities and MSU programs are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain per diem rate approvals for costs which exceed the Medicare established per diem rate limits and by obtaining waivers of these limitations. There can be no assurance that the Company will be able to obtain the waivers necessary to enable the Company to recover its excess costs.

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

     Risk of Adverse Effect of Healthcare Reform. In addition to extensive existing government healthcare regulation, there are numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including a number of proposals that would significantly limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. Aspects of certain of these healthcare proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company. The BBA provides, among other things, for a prospective payment system for skilled nursing facilities to be implemented for cost reporting periods beginning on or after July 1, 1998, a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999, a reduction in current cost reimbursement for home nursing care pending implementation of a prospective payment system, reductions (effective January 1, 1998) in Medicare reimbursement for oxygen and oxygen equipment for home respiratory therapy and a shift of the bulk of home health coverage from Part A to Part B of Medicare. The BBA also instituted consolidated billing for skilled nursing facility services, under which payments for non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement or under any other contracting or consulting arrangement, effective for items or services furnished on or after July 1, 1997. The inability of IHS to provide home healthcare and/or skilled nursing services at a cost below the established Medicare fee schedule could have a material adverse effect on IHS' home healthcare operations, post-acute care network and business generally. IHS expects that there will continue to be numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including proposals that will further limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals will have on IHS' business. See "-- Risks Related to Recent Acquisitions" and "-- Reliance on Reimbursement by Third Party Payors." There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company or that payments under governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in healthcare and related industries, including the Company, and may similarly affect the price of the Company's securities in the future. See "-- Uncertainty of Government Regulation."

     Under the new prospective payment system for Medicare reimbursement to skilled nursing facilities, facilities will receive a pre-established daily rate for each individual Medicare beneficiary being cared for, based on the activity level of the patient. The pre-established daily rate will cover all routine, ancillary and capital costs. It is anticipated that this prospective payment system will be phased in over four years on a blended rate of the facility-specific costs and the new federal per diem, which has not to date been established. The blended rate for the first year of transition will take 75% of the facility-specific per diem rate and 25% of the federal per diem rate. In each subsequent transition year, the facility-specific per diem rate component will decrease by 25% and the federal per diem rate component will increase by 25%, ultimately resulting in a rate based 100% upon the federal per diem. The facility-specific per diem rate is based upon the facility's 1995 cost report for routine, ancillary and capital services, updated using a skilled nursing market basket index. The federal per diem is calculated by the weighted average of each facility's standardized costs, based upon the historical national average per diem for freestanding facilities. Prospective payment for IHS' owned and leased skilled nursing facilities will be effective beginning January 1, 1999 for all facilities other than the facilities acquired from HEALTHSOUTH, which will become subject to prospective payment on June 1, 1999. Prospective payment for skilled nursing facilities managed by IHS will be effective for each facility at the beginning of its first cost reporting period beginning on or after July 1, 1998. The new prospective payment system will also cover ancillary service provided to patients at skilled nursing facilities.

     IHS anticipates that the prospective payment system for home nursing will provide for prospectively established per visit payments to be made for all covered services, which will then be subject to an annual aggregate per episode limit at the end of the year. Home health agencies that are able to keep their total expenses per visit during the year below their per episode annual limits will be able to retain a specified percentage of the difference, subject to certain aggregate limitations. Such changes could have a material adverse effect on the Company and its growth strategy. The implementation of a prospective payment system will require the Company to make contingent payments related to the acquisition of First American of $155 million over a period of five years. The failure to implement a prospective payment system for home nursing services in the next several years could adversely affect IHS' post-acute care network strategy. See "-- Risks Related to Recent Acquisitions."

     With respect to Medicaid, the BBA repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates.

     Uncertainty of Government Regulation. The Company and the healthcare industry generally are subject to extensive federal, state and local regulation governing licensure and conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, additions of new services, certain capital expenditures, the quality of services provided and the manner in which such services are provided and reimbursement for services rendered. Changes in applicable laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on licensure, eligibility for participation, permissible activities, operating costs and the levels of reimbursement from governmental and other sources. There can be no assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that could adversely affect the Company. The failure to maintain or renew any required regulatory approvals or licenses could prevent the Company from offering existing services or from obtaining reimbursement. In certain circumstances, failure to comply at one facility may affect the ability of the Company to obtain or maintain licenses or approvals under Medicare and Medicaid programs at other facilities. In addition, in the conduct of its business the Company's operations are subject to review by federal and state regulatory agencies to assure continued compliance with various standards, their continued licensing under state law and their certification under the Medicare and Medicaid programs. In the course of these reviews, problems are from time to time identified by these agencies. Although the Company has to date been able to resolve these problems in a manner satisfactory to the regulatory agencies without a material adverse effect on its business, there can be no assurance that it will be able to do so in the future.

     In 1995 HCFA implemented stricter guidelines for annual state surveys of long-term care facilities and expanded remedies available to enforce compliance with the detailed regulations mandating minimum healthcare standards. Remedies include fines, new patient admission moratoriums, denial of reimbursement, federal or state monitoring of operations, closure of facilities and termination of provider reimbursement agreements. These provisions eliminate the ability of operators to appeal the scope and severity of any deficiencies and grant state regulators the authority to impose new remedies, including monetary penalties, denial of payments and termination of the right to participate in the Medicare and/or Medicaid programs. The Company believes these new guidelines may result in an increase in the number of facilities that will not be in "substantial compliance" with the regulations and, as a result, subject to increased disciplinary actions and remedies, including admission holds and termination of the right to participate in the Medicare and/or Medicaid programs. In ranking facilities, survey results subsequent to October 1990 are considered. As a result, the Company's acquisition of poorly performing facilities could adversely affect the Company's business to the extent remedies are imposed at such facilities.

     In September 1997, President Clinton, in an attempt to curb Medicare fraud, imposed a moratorium on the certification under Medicare of new home healthcare companies, which moratorium expired in January 1998, and implemented rules requiring home healthcare providers to reapply for Medicare certification every three years. In addition, HCFA will double the number of detailed audits of home healthcare providers it completes each year and increase by 25% the number of home healthcare claims it reviews each year. IHS cannot predict what effect, if any, these new rules will have on IHS' business and the expansion of its home healthcare operations.

     The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark Bills,"
which prohibit, with limited exceptions, financial relationships between ancillary service providers and referring physicians, and the federal "anti-kickback law," which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Office of Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The BBA contains new civil monetary penalties for violations of these laws and imposes an affirmative duty on providers to insure that they do not employ or contract with persons excluded from the Medicare program. The BBA also provides a minimum 10 year period for exclusion from participation in Federal healthcare programs of persons convicted of a prior healthcare violation. In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. The Company seeks to structure its business arrangements in compliance with these laws and, from time to time, the Company has sought guidance as to the interpretation of such laws; however, there can be no assurance that such laws ultimately will be interpreted in a manner consistent with the practices of the Company.

     Many states have adopted certificate of need or similar laws which generally require that the appropriate state agency approve certain acquisitions or capital expenditures in excess of defined levels and determine that a need exists for certain new bed additions, new services and the acquisition of such medical equipment or capital expenditures or other changes prior to beds and/or services being added. Many states have placed a moratorium on granting additional certificates of need or otherwise stated their intent not to grant approval for new beds. To the extent certificates of need or other similar approvals are required for expansion of the Company's operations, either through facility acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays in, and the expenses associated with, obtaining such approvals.

     The Company is unable to predict the future course of federal, state or local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Risk of Adverse Effect of Healthcare Reform."

     Competition. The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company competes on a local and regional basis with other providers on the basis of the breadth and quality of its services, the quality of its facilities and, to a more limited extent, price. The Company also competes with other providers in the acquisition and development of additional facilities and service providers. The Company's current and potential competitors include national, regional and local operators of geriatric care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, retirement centers and community home health agencies, other home healthcare companies and similar institutions, many of which have significantly greater financial and other resources than the Company. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. New service introductions and enhancements, acquisitions, continued industry consolidation and the development of strategic relationships by IHS' competitors could cause a significant decline in sales or loss of market acceptance of IHS' services or intense price competition or make IHS' services noncompetitive. Further, technological advances in drug delivery systems and the development of new medical treatments that cure certain complex diseases or reduce the need for healthcare services could adversely impact the business of IHS. There can be no assurance that IHS will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on IHS' business, financial condition and results of operations. IHS also competes with various healthcare providers with respect to attracting and retaining qualified management and other personnel. Any significant failure by IHS to attract and retain qualified employees could have a material adverse effect on its business, results of operations and financial condition.

     Effect of Certain Anti-Takeover Provisions. IHS' Third Restated Certificate of Incorporation and By-laws, as well as the Delaware General Corporation Law (the "DGCL"), contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of IHS. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. Certain of these provisions allow IHS to issue, without stockholder approval, preferred stock having voting rights senior to those of the Common Stock. Other provisions impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. In addition, the IHS Stockholders' Rights Plan, which provides for discount purchase rights to certain stockholders of IHS upon certain acquisitions of 20% or more of the outstanding shares of Common Stock, may also inhibit a change in control of IHS. As a Delaware corporation, IHS is subject to Section 203 of the DGCL, which, in general, prevents an "interested stockholder" (defined generally as a person owning 15% or more of the corporation's outstanding voting stock) from engaging in a "business combination" (as defined) for three years following the date such person became an interested stockholder unless certain conditions are satisfied.

     Possible Volatility of Stock Price. There may be significant volatility in the market price of the Common Stock. Quarterly operating results of IHS, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting IHS or its competitors, could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market and, in particular, the healthcare industry segment, has experienced significant price and volume fluctuations. This volatility has affected the market price of securities issued by many companies for reasons unrelated to their operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon IHS' business, operating results and financial condition.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company:

               NAME                  AGE                        POSITION
---------------------------------   -----   -----------------------------------------------

Robert N. Elkins, M.D. ..........    54     Chairman of the Board,
                                            Chief Executive Officer and President
W. Bradley Bennett ..............    32     Executive Vice President -- Chief Accounting
                                            Officer
Brian K. Davidson ...............    40     Executive Vice President -- Development
Marshall A. Elkins ..............    50     Executive Vice President and General Counsel
Stephen P. Griggs ...............    40     President of RoTech Medical Corporation
Marc B. Levin ...................    43     Executive Vice President -- Investor Relations
Anthony R. Masso ................    56     Executive Vice President -- Managed Care
C. Taylor Pickett ...............    36     Executive Vice President -- Chief Financial
                                            Officer
C. Christian Winkle .............    35     Executive Vice President -- Chief Operating
                                            Officer

----------
The officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     Robert N. Elkins, M.D. has been Chairman of the Board and Chief Executive Officer of the Company since March 1986 and President since March 1998 and also served as President from March 1986 to July 1994. From 1980 until co-founding IHS with Timothy F. Nicholson, a director of the Company, in 1986, Dr. Elkins was a co-founder and Vice President of Continental Care Centers, Inc., an owner and operator of long-term healthcare facilities. From 1976 through 1980, Dr. Elkins was a practicing physician. Dr. Elkins is a graduate of the University of Pennsylvania, received his M.D. degree from the Upstate Medical Center, State University of New York, and completed his residency at Harvard University Medical Center. Dr. Elkins is the brother of Marshall Elkins, Executive Vice President and General Counsel of the Company.

     W. Bradley Bennett has been Executive Vice President -- Chief Accounting Officer of the Company since September 1996. From April 1996 to September 1996, he served as Senior Vice President -- Chief Accounting Officer of the Company, as Senior Vice President -- Corporate Controller from November 1995 to April 1996, and as Vice President -- Corporate Controller from December 1992 to November 1995. From October 1991, when he joined IHS, to December 1992, he served as Assistant Corporate Controller. For five years prior to joining IHS, Mr. Bennett was with KPMG Peat Marwick LLP, Certified Public Accountants. Mr. Bennett is a Certified Public Accountant and a Summa Cum Laude graduate of Loyola College, receiving a B.A. in Accounting.

     Brian K. Davidson has been Executive Vice President -- Development of the Company since November 1995. From January 1993 to November 1995 he served as Senior Vice President -- Development. From January 1991, when he joined IHS, to January 1993 he served as Senior Vice President -- Managed Operations of the Company. For more than five years prior to joining IHS, Mr. Davidson served as Chief Operating Officer of the Tutera Group, a management company operating skilled nursing beds and retirement apartment units. Mr. Davidson received B.S. and M.S. degrees from Central Missouri State University.

     Marshall A. Elkins has been Executive Vice President and General Counsel of the Company since November 1995. From July 1992 to November 1995 he served as Senior Vice President and General Counsel of the Company and from January 1990 to July 1992 he served as General Counsel and Vice President of the Company. From July 1987 until joining IHS in 1990, Mr. Elkins was in private practice in New York City. Mr. Elkins served as General Counsel to US West Capital Corporation and later as Assistant General Counsel of US West Financial Services Corporation from July 1985 to July 1987. Prior thereto, Mr. Elkins was associate counsel at CIT Corporation from 1980 to 1985. Mr. Elkins received a B.A. degree from the University of Wisconsin and a J.D. from New York Law School. Mr. Elkins is the brother of Robert N. Elkins, Chairman, Chief Executive Officer and President of the Company.

     Stephen P. Griggs has served as President of RoTech Medical Corporation, which was acquired by IHS in October 1997, since 1992. Prior to joining RoTech in 1988, where he also was a director and Chief Operating Officer, Mr. Griggs was controller for Church Street Station. Mr. Griggs received a B.A. in Business Administration from East Tennessee State University and a degree in Accounting from the University of Central Florida.

     Marc B. Levin has been Executive Vice President -- Investor Relations since November 1995. From March 1993 to November 1995 he served as Senior Vice President -- Investor Relations and from May 1991 to March 1993 he served as Vice President -- Investor Relations of the Company. From March 1989 until May 1991, Mr. Levin served as Vice President -- Corporate Controller/Administration of the Company. Prior to joining IHS in 1989, Mr. Levin served in various capacities with Beverly Enterprises for six years, most recently as Assistant to the President -- Eastern Division. Mr. Levin is a Certified Public Accountant and received B.S. and M.B.A. degrees from the University of Maryland.

     Anthony R. Masso has been Executive Vice President -- Managed Care since June 1994. Prior to joining IHS, Mr. Masso served in several managed care operating roles as Senior Vice President of American MedCenters, an HMO company in Minneapolis and as Regional Vice President of Aetna Health Plans for the Midwest and Eastern Divisions. He had operational responsibility for thirteen HMOs, serving on the boards of ten. For twelve years, Mr. Masso served as a senior executive in the federal HMO office of the Department of Health and Human Services. Mr. Masso is a graduate of the University of Rhode Island and holds a masters degree from Syracuse University.

     C. Taylor Pickett has been Executive Vice President -- Chief Financial Officer since January 1998. From November 1996 to January 1998 he served as Executive Vice President -- Symphony Health Services, and from February 1995 to November 1996 he served as Senior Vice President -- Symphony Health Services. Mr. Pickett joined IHS in September 1993 as Vice President of Acquisitions and Taxes. Prior to joining IHS, Mr. Pickett was Director of Taxes for PHH Corporation. Mr. Pickett is a Certified Public Accountant and received a B.S. degree in Accounting from the University of Delaware and a J.D. from the University of Maryland School of Law.

     C. Christian Winkle has been Executive Vice President -- Chief Operating Officer since April 1997. From November 1995 to April 1997 he served as Executive Vice President -- Field Operations of the Company's owned and leased facilities, and from March 1994 to November 1995 he served as Senior Vice President -- Operations. Mr. Winkle joined IHS in September 1990 as Regional Vice President of Operations and President -- MSU Product Development. Prior to joining IHS, Mr. Winkle was the Executive Director of the Renaissance Rehabilitation & Diagnostic Hospital in Chattanooga, Tennessee. Mr. Winkle is a graduate of Case Western Reserve University in Cleveland, Ohio.

ITEM 2. PROPERTIES

     The Company owns 86 geriatric care facilities with 13,215 licensed beds, leases 174 geriatric care facilities with 22,468 licensed beds and manages 52 geriatric care facilities with 6,212 licensed beds. The leases for the leased facilities have terms of four to 20 years, expiring on various dates between 1998 and 2020. The leases generally can be renewed and the Company generally has a right of first refusal to purchase the leased facility. The Company is obligated with respect to many of the leased facilities to pay additional rent in an amount equal to a specified percentage of the amount by which the facility's gross revenues exceed a specified amount (generally based on the facility's gross revenues during its first year of operation). The Company leases its headquarters in Owings Mills, Maryland under an eight year lease expiring in May 2001.

     The following table presents certain information regarding the Company's owned, leased and managed service locations (excluding the 38 facilities with 3,746 licensed beds held for sale) as of March 15, 1998.

                                        OWNED                  LEASED                  MANAGED
                               ----------------------- ----------------------- -----------------------
                                                                                                          OTHER
                                             LICENSED                LICENSED                LICENSED    SERVICE
             STATE              FACILITIES     BEDS     FACILITIES     BEDS     FACILITIES     BEDS     LOCATIONS
------------------------------ ------------ ---------- ------------ ---------- ------------ ---------- ----------
Alabama ......................                               5           562                                63
Arizona ......................                                                                              35
Arkansas .....................                                                                              43
California ...................                               2           249        10         1,239        51
Colorado .....................       3           459        10         1,480                                33
Connecticut ..................                                                       3           585         4
Delaware .....................                               1           153                                 2
District of Columbia .........                                                                               2
Florida ......................      19         2,409         8         1,033         8           755       211
Georgia ......................                               7           905         1            62       109
Idaho ........................                               1           218                                 7
Illinois .....................       1           140         1            55         1           150        73
Indiana ......................                               1           145                                39
Iowa .........................       2           221         5           352                                18
Kansas .......................       1           149         6           654                                23
Kentucky .....................                               1           100                                37
Louisiana ....................       1           189        15         1,653                                34
Maine ........................                                                                               1
Maryland .....................                                                                              11
Massachusetts ................       1           201         4           583                                 8
Michigan .....................       3           395         3           361                                77
Minnesota ....................                                                                               8
Mississippi ..................                                                       5           651        35
Missouri .....................       1           176         4           552                                33
Montana ......................       3           220         1           278                                23
Nebraska .....................       9           571         2           130                                 7
Nevada .......................       2           220        13         1,877                                11
New Hampshire ................       2           180                                 1            68         6
New Jersey ...................                               1            58                                16
New Mexico ...................       2           157        22         2,258                                18
New York .....................                                                                               2
North Carolina ...............       2           275         9         1,092                                61
North Dakota .................                                                                               1
Ohio .........................       6           590        15         1,520        13         1,269        63
Oklahoma .....................       1           174         1            60                                45
Oregon .......................                                                                               1
Pennsylvania .................       4           831         8         1,094         3           440       106
Rhode Island .................                                                                               1
South Carolina ...............                               1           160                                26
South Dakota .................                                                                               9
Tennessee ....................                               1           124                                60
Texas ........................      22         3,188        21         2,705         7           993       194
Utah .........................                                                                              12
Vermont ......................                                                                               1
Virginia .....................                               1           114                                28
Washington ...................                               1           210                                18
West Virginia ................                               1           126                                12
Wisconsin ....................       1           111                                                        10
Wyoming ......................                               2           220                                19

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. A special meeting of the stockholders of Integrated Health Services, Inc. was held on October 21, 1997.

     c. The proposal to approve the acquisition of RoTech Medical Corporation was approved, with 18,981,517 shares voted in favor, 36,421 shares voted against, 81,925 shares abstaining and 6,557,749 broker nonvotes.

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

                                     HIGH          LOW
                                  ----------   ----------
       CALENDAR YEAR 1996
       First Quarter ..........   $26          $20 1/8
       Second Quarter .........    27 7/8       23 3/8
       Third Quarter ..........    25 7/8       20 1/2
       Fourth Quarter .........    27           22


                                     HIGH          LOW
                                  ----------   -----------
       CALENDAR YEAR 1997
       First Quarter ..........   $32 3/8      $23 3/4
       Second Quarter .........    39           26 7/8
       Third Quarter ..........    39 1/8       32 11/16
       Fourth Quarter .........    33 7/8       28 5/16


     As of March 18, 1998, there were approximately 1,752 record holders of the Common Stock.

     In 1996 and 1997 the Company declared a cash dividend of $0.02 per share. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions. The Company's term loan and revolving credit facility prohibits the payment of dividends without the consent of the lenders, and the indentures under which the Company's 10 1/4% Senior Subordinated Notes due 2006, 9 1/2% Senior Subordinated Notes due 2007 and 9 1/4% Senior Subordinated Notes due 2008 limit the payment of dividends unless certain financial tests are met.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data set forth below for each of the years in the five-year period ended December 31, 1997 and as of the end of each of such periods have been derived from the Consolidated Financial Statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1997 and for each of the years in the three year period ended December 31, 1997, and the independent auditors' report thereon, are included elsewhere herein.

                                                                           YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                         1993           1994           1995          1996          1997
                                                    -------------- -------------- -------------- ------------ -------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA(1)(2):
Net revenues: .....................................
 Basic medical services ...........................   $  113,508     $  269,817     $  368,569    $  389,773   $  382,274
 Specialty medical services .......................      162,017        404,401        770,554       999,209    1,571,704
 Management services and other ....................       20,779         37,884         39,765        45,713       39,219
                                                      ----------     ----------     ----------    ----------   ----------
  Total ...........................................      296,304        712,102      1,178,888     1,434,695    1,993,197
Cost and expenses:
 Operating expenses ...............................      212,936        528,131        888,551     1,093,948    1,479,006
 Corporate administrative and general .............       16,832         37,041         56,016        60,976       76,824
 Depreciation and amortization ....................        8,126         26,367         39,961        41,681       70,750
 Rent .............................................       23,156         42,158         66,125        77,785      105,136
 Interest, net ....................................        5,705         20,602         38,977        64,110      115,201
 Loss from impairment of long-lived assets and
  other non-recurring charges (income)(3) .........           --             --        132,960       (14,457)     133,042
                                                      ----------     ----------     ----------    ----------   ----------
  Earnings (loss) before equity in earnings of
   affiliates, income taxes, extraordinary items
   and cumulative effect of accounting change .....       29,549         57,803        (43,702)      110,652       13,238
Equity in earnings of affiliates ..................        1,241          1,176          1,443           828           88
                                                      ----------     ----------     ----------    ----------   ----------
  Earnings (loss) before income taxes, ex-
   traordinary items and cumulative effect
   of accounting change ...........................       30,790         58,979        (42,259)      111,480       13,326
Income tax provision (benefit) ....................       12,008         22,117        (16,270)       63,715       24,449
                                                      ----------     ----------     ----------    ----------   ----------
  Earnings (loss) before extraordinary items
   and cumulative effect of accounting
   change .........................................       18,782         36,862        (25,989)       47,765      (11,123)
Extraordinary items(4) ............................        2,275          4,274          1,013         1,431       20,552
                                                      ----------     ----------     ----------    ----------   ----------
  Earnings (loss) before cumulative effect of
   accounting change ..............................       16,507         32,588        (27,002)       46,334      (31,675)
Cumulative effect of accounting change(5) .........           --             --             --            --        1,830
                                                      ----------     ----------     ----------    ----------   ----------
  Net earnings (loss) .............................   $   16,507     $   32,588     $  (27,002)   $   46,334   $  (33,505)
                                                      ==========     ==========     ==========    ==========   ==========
Per Common Share(6):
 Basic:
  Earnings (loss) before extraordinary items
   and cumulative effect of accounting
   change .........................................   $     1.50     $     2.18     $    (1.21)   $     2.12   $    (0.39)
  Earnings (loss) before cumulative effect of
   accounting change ..............................         1.32           1.93          (1.26)         2.06        (1.12)
  Net earnings (loss) .............................   $     1.32     $     1.93     $    (1.26)   $     2.06   $    (1.19)
 Diluted:
  Earnings (loss) before extraordinary items
   and cumulative effect of accounting
   change .........................................   $     1.36     $     1.77     $    (1.21)   $     1.83   $    (0.39)
  Earnings (loss) before cumulative effect of
   accounting change ..............................         1.23           1.61          (1.26)         1.78        (1.12)
  Net earnings (loss) .............................   $     1.23     $     1.61     $    (1.26)   $     1.78   $    (1.19)
Weighted average number of common shares
 outstanding(6) ...................................
  Basic ...........................................       12,522         16,910         21,463        22,529       28,253
  Diluted .........................................       17,101         26,558         21,463        31,564       28,253
                                                      ==========     ==========     ==========    ==========   ==========

                                                                                   DECEMBER 31,
                                                      -----------------------------------------------------------------------
                                                          1993          1994           1995           1996           1997
                                                      -----------   ------------   ------------   ------------   ------------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and temporary investments ....................    $ 65,295      $   63,347     $   41,304     $   41,072     $   61,007
Working capital ...................................      69,495          76,383        136,315         57,549         63,117
Total assets ......................................     776,324       1,255,989      1,433,730      1,993,107      5,063,144
Long-term debt, including current portion .........     402,536         551,452        770,661      1,054,747      3,238,233
Stockholders' equity ..............................     216,506         453,811        431,528        534,865      1,088,161


----------------
(1) The Company has grown substantially through acquisitions and the opening of MSUs, which acquisitions and MSU openings materially affect the comparability of the financial data reflected herein. In addition, IHS sold its pharmacy division in July 1996, a majority interest in its assisted living services subsidiary ("ILC") in October 1996 (the "ILC Offering") and the remaining interest in ILC in July 1997 (the "ILC Sale"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History."

(2) In 1995, the Company merged with IntegraCare, Inc. ("IntegraCare") in a transaction accounted for as a pooling of interests. Accordingly, the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of IntegraCare. See Note 1(o) of Notes to Consolidated Financial Statements.

(3) In 1995, consists of (i) expenses of $1,939,000 related to the merger with IntegraCare, (ii) a $21,915,000 loss on the write-off of accrued management fees ($8,496,000), loans ($11,097,000) and contract acquisition costs ($2,322,000) related to the Company's termination of its agreement, entered into in January 1994, to manage 23 long-term care and psychiatric facilities owned by Crestwood Hospital, (iii) the write-off of $25,785,000 of deferred pre-opening costs resulting from a change in accounting estimate regarding the future benefit of deferred pre-opening costs and (iv) a loss of $83,321,000 resulting from the Company's election in December 1995 of early implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In 1996, consists primarily of (i) a gain of $34,298,000 from the sale of its pharmacy division, (ii) a loss of $8,497,000 from its sale of shares in its assisted living services subsidiary, (iii) a $7,825,000 loss on write-off of accrued management fees and loans resulting from the Company's termination of its ten year management contract with All Seasons, originally entered into during September 1994 and (iv) a $3,519,000 exit cost resulting from the closure of redundant home healthcare agencies. Because IHS' investment in the Capstone common stock received in the sale of its pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale. In 1997, consists primarily of (i) a gain of $7,580,000 realized on the shares of Capstone common stock received in the sale of its pharmacy division, (ii) the write-off of $6,555,000 of accounting, legal and other costs resulting from the proposed merger transaction with Coram, (iii) the payment to Coram of $21,000,000 in connection with the termination of the proposed merger transaction with Coram, (iv) a gain of $3,914,000 from the ILC Sale, (v) a loss of $4,750,000 resulting from termination payments in connection with the RoTech Acquisition and (vi) loss of $112,231,000 resulting from its plan to dispose of certain non-strategic assets to allow the Company to focus on its core operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History" and "-- Results of Operations" and Notes 1(g), 1(k), 1(o) and 19 of Notes to Consolidated Financial Statements.

(4) In 1993, the Company recorded a loss on extinguishment of debt of $3,730,000 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $1,455,000, is presented for the year ended December 31, 1993 as an extraordinary loss of $2,275,000. In 1994, the Company recorded a loss on extinguishment of debt of $6,839,000 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $2,565,000, is presented for the year ended December 31, 1994 as an extraordinary loss of $4,274,000. In 1995, the Company recorded a loss on extinguishment of debt of $1,647,000 relating primarily to prepayment charges and the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $634,000, is presented for the year ended December 31, 1995 as an extraordinary loss of $1,013,000. In 1996, the Company recorded a loss on extinguishment of debt of $2,327,000, relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $896,000, is presented in the statement of operations for the year ended December 31, 1996 as an extraordinary loss of $1,431,000. In 1997, IHS recorded a loss on extinguishment of debt of $33,692,000, representing approximately (i) $23,554,000 of cash payments for premium and consent fees relating to the early extinguishment of $214,868,000 aggregate principal amount of IHS' senior subordinated notes and (ii) $10,138,000 of deferred financing costs written off in connection with the early extinguishment of such debt and the Company's revolving credit facility. Such loss, reduced by the related income tax effect of $13,140,000, is presented in the statement of operations for the year ended December 31, 1997 as an extraordinary loss of $20,552,000.

(5) Represents the write-off, net of income tax benefit, of the unamortized balance of costs of business process reengineering and information technology projects. See Note 20 of Notes to Consolidated Financial Statements.

(6) The share and per share information for the years ended December 31, 1993, 1994, 1995 and 1996 have been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was required to be adopted by the Company effective with its financial statements for the year ended December 31, 1997. See Notes 1(m) and 12 of Notes to Consolidated Financial Statements. The diluted weighted average number of common shares outstanding for the years ended December 31, 1993, 1994 and 1996 includes the assumed conversion of the convertible subordinated debentures into IHS Common Stock. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating diluted earnings per share. Such amounts aggregated $4,516,000, $10,048,000 and $9,888,000 for the years ended December 31,
    1993, 1994 and 1996, respectively. The diluted weighted average number of common shares outstanding for the years ended December 31, 1995 and 1997 does not include the assumed conversion of the convertible subordinated debentures or the related interest expense and underwriting costs, as such conversion would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's substantial indebtedness, growth strategy, managed care strategy, capital requirements and recent acquisitions as well as competition, government regulation, general economic conditions and the other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K. See "Item 1. Business -- Cautionary Statements."

INTRODUCTION

     In the past 15 years, the number of people over the age of 65 began to grow significantly faster than the overall population. At the same time, advances in medical technology have increased the life expectancies of an increasingly large number of medically complex patients. This trend, combined with the implementation of healthcare cost containment measures by private insurers and government reimbursement programs, has created a need for a more cost efficient alternate site for the provision of a wide range of medical and rehabilitative services which traditionally have been provided in an acute care hospital. To address this need, the Company began in the late 1980s to develop medical specialty units within its geriatric care facilities. The Company opened its first MSU in April 1988 in conjunction with HEALTHSOUTH, and as of December 31, 1997 operated 158 MSUs totaling 3,740 beds. Beginning in 1993, the Company began to expand the range of related services it offers to its patients directly in order to serve the full spectrum of patients' post-acute care needs. The Company is now able to offer directly to its patients, rather than through third party providers, a continuum of care following discharge from an acute care hospital. IHS' post-acute services include subacute care, home care, skilled nursing facility care, home respiratory care, home health nursing care, other homecare services and contract rehabilitation, hospice, lithotripsy and diagnostic services.

     The Company's post-acute care network strategy is to provide cost-effective continuity of care for its patients in multiple settings, using geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative services more typically delivered in the acute care hospital setting and using home healthcare to provide those medical and rehabilitative services which do not require 24-hour monitoring. To implement its post-acute care  network  strategy,  the  Company  has  focused  on (i)  developing  market concentration for its post-acute care services in targeted states due to increasing payor consolidation and the increased preference of payors, physicians and patients for dealing with only one service provider; (ii) expanding the range of home healthcare and related services it offers to patients directly in order to provide patients with a continuum of care throughout their recovery, to better control costs and to meet the growing desire by payors for one-stop shopping; and (iii) developing subacute care units. Given the increasing importance of managed care in the healthcare marketplace and the continued cost containment pressures from Medicare, Medicaid and private payors, IHS has been restructuring its operations to enable IHS to focus on obtaining contracts with managed care organizations and to provide capitated services. IHS' strategy is to become a preferred or exclusive provider of post-acute care services to managed care organizations and other payors.

     The Balanced Budget Act of 1997 (the "BBA"), enacted in August 1997, makes numerous changes to the Medicare and Medicaid programs which could significantly affect the delivery of subacute care, skilled nursing facility care and home healthcare. With respect to Medicare, the BBA required the establishment of a prospective payment system for skilled nursing facilities, under which such facilities will be paid a federal per diem rate, based on level of medical acuity, for virtually all covered services provided to Medicare patients. The prospective payment system will be phased in over three cost reporting periods, starting with cost report periods beginning on or after July 1, 1998. The BBA also instituted consolidated billing for skilled nursing facility services, under which payments for non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement or under any other contracting or consulting arrangement, effective for items or services furnished on or after July 1, 1997. The BBA also reduced the Medicare national payment limits for oxygen and oxygen equipment used in home respiratory therapy by 25% in 1998 and 30% (from 1997 levels) in 1999 and each subsequent year. In addition, the BBA requires the Secretary of the Department of Health and Human Services to establish a prospective payment system for home nursing services starting with cost report periods beginning after October 1, 1999. Based upon prior legislative proposals, IHS anticipates that the prospective payment system for home nursing will provide for prospectively established per visit payments to be made for all covered services, subject to an annual aggregate per episode unit, with providers having costs below the predetermined rate being able to keep some or all of the difference. Under the BBA, home health agencies are also required to submit claims for all services, and all payments will be made to the home health agency regardless of whether the item or service was furnished by the agency or others. The BBA also contains provisions affecting outpatient rehabilitation providers, including a 10% reduction in operating and capital costs in 1998, a fee schedule for therapy services beginning in 1999, and the application of per beneficiary caps beginning in 1999. With respect to Medicaid, the BBA repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates.

GENERAL

     Basic Medical Services

     The Company includes in basic medical services revenues all room and board charges for its geriatric care patients (other than patients in its MSU and Alzheimer's programs) at its owned and leased geriatric care and assisted living facilities.

     The following table sets forth the Company's sources of basic medical services revenues by payor type for the periods indicated:

                                              YEARS ENDED DECEMBER 31,                       PRO FORMA
                           --------------------------------------------------------------   ----------
                              1993         1994         1995         1996         1997        1997(1)
                           ----------   ----------   ----------   ----------   ----------   ----------
Private Pay(2) .........       52.9%        40.8%        37.4%        37.0%        37.6%        28.4%
Medicare ...............       12.6          9.9         11.5         12.2         12.0         24.3
Medicaid ...............       34.5         49.3         51.1         50.8         50.4         47.3
                              -----        -----        -----        -----        -----        -----
 Total .................      100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
                              =====        =====        =====        =====        =====        =====

----------------
(1) Gives effect to acquisitions consummated by IHS in 1997.

(2) The Company classifies revenues from commercial insurers, health maintenance organizations (HMOs) and other charge-based sources and from individuals (including the co-insurance portion of Medicare paid by individuals) as private pay.

     The decrease in the percentage of basic medical services revenues received from private pay sources and Medicare from 1993 to 1997 and the commensurate increase in the percentage received from Medicaid was primarily the result of the higher level of Medicaid patients in the geriatric care facilities in which the Company acquired ownership or leasehold interests. The Company seeks to increase the percentage of basic medical services revenues received from private pay sources and Medicare.

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

                                               YEARS ENDED DECEMBER 31,                       PRO FORMA
                            --------------------------------------------------------------   ----------
                              1993         1994         1995         1996         1997        1997(1)
                           ----------   ----------   ----------   ----------   ----------   ----------
Beds Licensed ...........   80.6%        83.2%        81.7%        82.7%        83.2%        85.6%
Beds in Service .........   87.4         92.2         92.7         93.1         93.3         93.9
                            -----        -----        -----        -----        -----        -----

----------
(1) Gives effect to acquisitions consummated by IHS in 1997.

     Specialty Medical Services

     Specialty medical services revenues include all charges to the Company's MSU patients for room and board as well as all revenues from providing rehabilitative therapies, pharmaceuticals, medical supplies and durable medical equipment to all its patients. The Company also includes in this classification all revenues from its Alzheimer's programs and all revenue from its provision of pharmacy, rehabilitative, home healthcare, lithotripsy, mobile x-ray and electrocardiogram and similar services.

     The following table sets forth the Company's sources of specialty medical services revenues by payor type for the periods indicated:

                                              YEARS ENDED DECEMBER 31,                       PRO FORMA
                           --------------------------------------------------------------   ----------
                              1993         1994         1995         1996         1997        1997(1)
                           ----------   ----------   ----------   ----------   ----------   ----------
Private Pay(2) .........    51.6%        47.6%        48.2%        45.0%        32.7%        32.0%
Medicare ...............    45.4         48.2         44.8         48.0         58.3         51.6
Medicaid ...............     3.0          4.2          7.0          7.0          9.0         16.4
                           -----        -----        -----        -----        -----        -----
 Total .................   100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
                           =====        =====        =====        =====        =====        =====

----------------
(1) Gives effect to acquisitions consummated by IHS in 1997.

(2) The Company classifies revenues from commercial insurers, health maintenance organizations (HMOs) and other charge-based sources and from individuals (including the co-insurance portion of Medicare paid by individuals) as private pay.

     The decrease in the percentage of specialty medical services revenues received from private pay sources from 1993 to 1997 and the commensurate increase in Medicare and Medicaid was primarily the result of the higher level of Medicare and Medicaid patients serviced by the facilities and related services companies acquired during this period, as well as the opening of new, and the expansion of existing, MSU programs. The Company's experience has been that Medicare patients constitute a higher percentage of an MSU program's initial occupancy.

     The average occupancy rate of the Company's MSU beds (on a weighted average basis) was 80.0% in the year ended December 31, 1997 as compared with 76.9% in the year ended December 31, 1996, 72.0% in the year ended December 31, 1995 and 71.4% in the year ended December 31, 1994. Average occupancy in the Alzheimer's programs in the Company's owned and leased facilities, which had an average of 345 beds in the years ended December 31, 1997 and 1996, 394 beds in the year ended December 31, 1995 and 314 beds in the year ended December 31, 1994, was 78.8%, 77.2%, 77.9% and 83.4%, respectively.

     The following table sets forth the percentage of specialty medical services revenues generated by the Company's MSU programs, rehabilitation and other services and Alzheimer's programs for the periods indicated:


                                                     YEARS ENDED DECEMBER 31,                       PRO FORMA
                                  --------------------------------------------------------------   ----------
                                     1993         1994         1995         1996         1997        1997(1)
                                  ----------   ----------   ----------   ----------   ----------   ----------
MSU Programs ..................    71.1%        47.5%        37.7%        37.5%        24.1%        14.5%
Other Ancillaries (1) .........    25.1         50.8         61.0         61.4         75.1         85.0
Alzheimer's Programs ..........     3.8          1.7          1.3          1.1          0.8          0.5
                                  -----        -----        -----        -----        -----        -----
                                  100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
                                  =====        =====        =====        =====        =====        =====

----------------
(1) Gives effect to acquisitions consummated by IHS in 1997.

(2) Consists of pharmacy, rehabilitative, home healthcare, lithotripsy, mobile x-ray and electrocardiogram and similar services. The Company sold its pharmacy division in July 1996. See "-- Acquisition and Divestiture History."

     The percentage decrease in MSU revenue in 1995, 1996 and 1997 was primarily the result of the acquisition of rehabilitation, home healthcare and similar service companies in connection with the Company's vertical integration strategy and the implementation of the Company's post-acute care network. MSU revenue as a percentage of total revenues and as a percentage of specialty medical revenues is expected to continue to decrease as the Company implements its vertical integration strategy and continues to expand its post-acute care network through the acquisition of rehabilitation, home healthcare and similar service companies. While IHS added 1,098 MSU beds in 1994 and 938 MSU beds in 1995, it added only an additional 383 beds in 1996 and 185 beds in 1997. With the implementation of a prospective payment system for skilled nursing facilities under Medicare, which will begin for IHS in 1999, IHS intends to continue to provide subacute care services in its skilled nursing facilities, although it does not anticipate continuing to expand significantly its MSUs to provide such services.

     IHS had home healthcare revenues of approximately $234.0 million and $704.9 million in the years ended December 31, 1996 and 1997, respectively, representing approximately 16.9% and 35.4%, respectively, of IHS' total revenues in those periods. Home nursing services accounted for approximately 98.6% and 84.0% of IHS' home healthcare revenues in 1996 and 1997, respectively, respiratory therapy accounted for approximately 0% and 13.7%, respectively, infusion therapy accounted for approximately 0% and 1.7%, respectively, and home medical equipment accounted for approximately 1.4% and 0.6%, respectively. On a pro forma basis after giving effect to the acquisitions consummated by IHS in 1997, IHS had home healthcare revenues of approximately $1.1 billion in 1997, representing approximately 30.0% of IHS' total revenues in 1997. On a pro forma basis, home nursing services, respiratory therapy, infusion therapy and home medical equipment accounted for approximately 56.2%, 27.0%, 6.1% and 10.7%, respectively, of IHS' home healthcare revenues in 1997.

     Until a prospective payment system for home nursing services is introduced, IHS anticipates that margins for home nursing will remain low and may adversely impact its financial performance. IHS is currently exploring ways to reduce the impact of its home nursing business on its financial performance.

     IHS is continuing to expand its home respiratory therapy services. The BBA reduces the national payment limits for oxygen and oxygen equipment used in home respiratory therapy services by 25% in 1998 and 30% (from 1997 levels) in 1999 and each subsequent year. Approximately 50% of RoTech's total revenues for 1997 were derived from the provision of oxygen services to Medicare patients.

MANAGEMENT SERVICES AND OTHER

     The Company's management agreements for its geriatric care facilities provide for a management fee to the Company generally equal to 4% to 8% of the gross revenues of the facility. In addition, certain of such agreements contain a provision wherein the Company may earn an incentive fee based on certain levels of performance. See "Item 1. Business -- Management Services." At December 31, 1997, the Company was managing 57 geriatric care facilities with a total of 6,546 beds. Also, all revenue derived from Health Care Consulting, Inc., a specialty reimbursement and consulting company with expertise in subacute rehabilitation programs which was acquired effective September 30, 1993, is included in this revenue category.

     The revenues derived from certain activities relating to the operation of the Company's facilities such as patient laundry, vending sales, guest meals, and beauty and barber services are classified in this category as other revenue. Other revenue constituted approximately 16.9%, 16.3% and 15.8%, respectively, of management services and other revenues during the years ended December 31, 1995, 1996 and 1997. The Company expects other revenue to continue to decrease as a percentage of management services and other revenues.

ACQUISITION AND DIVESTITURE HISTORY

     Facility Expansion

     The Company commenced operations on March 25, 1986. From inception to June 30, 1988, the Company acquired seven geriatric care facilities with a total of 900 beds and acquired leasehold interests in seven geriatric care facilities having a total of 1,050 beds. The Company initiated its MSU program in April 1988, in conjunction with HEALTHSOUTH Rehabilitation Corporation, with a 16 bed unit serving patients with traumatic brain injury.

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

     In December 1990 the Company acquired leasehold interests in four geriatric care facilities having 328 beds and received by assignment management agreements covering 12 facilities having 1,403 beds. On July 24, 1990, the Company assumed the management of 14 of these 16 facilities and, subsequent to July 24, 1990, assumed the management of the remaining two facilities, pending the consummation of the acquisition. In 1991 the owners of four of these managed facilities terminated the Company's management agreement for those facilities. During the six months ended December 31, 1990 the Company opened four MSU programs totalling 71 beds.

     In December 1991 the Company leased two geriatric care facilities having a total of 258 beds. The Company also opened six MSU programs totalling 106 beds.

     During 1992 the Company expanded its MSU focus by opening thirteen MSU programs totaling 250 beds at its facilities, expanding seven MSU programs by 61 beds and converting its neuro-rehabilitation MSU program for the treatment of patients with traumatic brain injury, which was operated in conjunction with HEALTHSOUTH Rehabilitation Corporation, to a 16 bed complex care MSU program. Also the Company expanded by acquiring one geriatric care facility with a total of 120 beds, leasing five facilities having a total of 640 beds and entering into thirteen management contracts having a total of 1,481 beds. The total cost of the aforementioned acquisitions was approximately $13.9 million, which includes all costs to secure the facility or leasehold interest. None of the acquisitions were individually significant and all were financed with cash flow from operations and borrowings under the Company's line of credit.

     During 1993, the Company expanded its MSU focus by opening 30 MSU programs totaling 442 beds (including four MSU programs totalling 84 beds at its managed facilities) and expanding 24 MSU programs by 140 beds. On December 1, 1993 the Company acquired substantially all of the United

States operations of Central Park Lodges, Inc. ("CPL"), consisting of 30 geriatric care facilities (24 owned and 6 leased) and nine retirement facilities, totaling 5,210 beds, a division which provides pharmacy consulting services and supplies, prescription drugs and intravenous medications to geriatric care facilities through five pharmacies in Florida, Pennsylvania and Texas, and a division which provides healthcare personnel and support services to home healthcare and institutional markets through five branch locations located in Florida and Pennsylvania. The Company disposed of seven retirement facilities and five of the geriatric care facilities acquired from CPL that the Company did not consider to fit within its post-acute care strategy. The total cost of the CPL acquisition was approximately $185.3 million, including $20.1 million in assumption of indebtedness, warrants to purchase 100,000 shares of common stock of the Company at a purchase price per share of $28.92 (valued at $1.4 million), and other direct acquisition costs. The $163.8 million cash paid to purchase CPL was financed using the Company's term loan and revolving credit facility. The number of shares and price per share are subject to adjustment under certain circumstances. In addition, the Company agreed to provide consulting services to Trizec for the development of subacute care programs at its Canadian facilities. The Company received a consulting fee of $4.0 million and $3.0 million in 1994 and 1995, respectively.

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

     Effective January 1, 1994, the Company entered into an agreement to manage 23 facilities in California, consisting of 14 geriatric care facilities having 1,875 beds and nine psychiatric facilities having 1,265 beds (the "Crestwood Facilities"), owned by certain affiliated partnerships (the "Crestwood Partnerships") and leased by Crestwood Hospitals, Inc. ("Crestwood"). The management agreement had a term of ten years and provided for payments to IHS based upon a percentage of the gross revenues of the Crestwood Facilities. Pursuant to this transaction, IHS had agreed to loan Crestwood up to $11 million, including a $7 million line of credit. IHS was granted purchase options whereby it had the option upon expiration of its management agreement to purchase certain partnership interests of the partnerships which own 19 of the 23 Crestwood Facilities at a purchase price equal to the product determined by multiplying (i) the sum of (a) ten times the net cash flow of the 19 facilities for the year ended December 31, 2003, plus (b) the amount of the outstanding mortgages on the 19 facilities, by (ii) a percentage equal to the percentage ownership of the partners whose interests IHS chooses to purchase. IHS also had an option to purchase Crestwood on the expiration of the management agreement at a purchase price equal to fair market value determined by an appraisal. If IHS elected to purchase Crestwood prior to the expiration of the management agreement, it was obligated to pay Crestwood a break-up fee of $6 million. The Company was obligated to purchase Crestwood if it elected to purchase the partnership interests of the partnerships which own the Crestwood Facilities. IHS paid the stockholders of Crestwood a non-refundable purchase option deposit consisting of $3 million in cash and 168,067 shares of IHS Common Stock. This agreement was terminated in 1995 and, as a result, the Company incurred a loss of $21.915 million. See Note 19 of Notes to Consolidated Financial Statements.

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

     As of August 31, 1994 the Company entered into a Facilities Agreement, Lease Agreement and certain other agreements with Litchfield Asset Management Corp. ("LAM") pursuant to which it leased, effective September 1, 1994, on a triple net basis, 43 geriatric care facilities (consisting of 41 skilled nursing facilities and two retirement centers), including two facilities previously leased and two facilities previously managed by the Company (the "LPIMC Facilities"), aggregating approximately 5,400 beds located in 12 states. The Company and Litchfield Investment Company, L.L.C., the successor to LAM ("LIC"), subsequently amended and restated these agreements effective October 1, 1997. The Company's current annual lease payments are approximately $13.7 million, based upon the annual debt service of monies borrowed by LIC to refinance the LPIMC Facilities. In addition, the Company made refundable lease deposits aggregating $33 million, and will make additional refundable deposits during the initial term (including any extension thereof) of the leases aggregating approximately $4 million per annum. Rent payments are subject to escalation commencing October 1998 in an amount equal to two percent (three percent if the Company elects to pay such increase in shares of the Company's Common Stock) of the net annual incremental revenues of the LPIMC Facilities (subject to certain maximums). The leases have initial terms of eleven years, subject to renewal by the Company for one additional period of seven years and three additional periods of five years each, and the Company has guaranteed all lease payments. The Company has also received options to purchase each of the LPIMC Facilities, at any time after nine months prior to the end of the fourth lease year, for a purchase price that will represent (i) during the fourth through tenth years following the lease commencement date, such facility's allocable percentage of the total amount of $343 million (to be increased annually after the fifth year by the rate of increase in the consumer price index) and (ii) beginning in the twelfth year following the lease commencement date, the greater of (a) fair market value, (b) 125% of the release cost of the monies borrowed by LIC which are applicable to such facility or (c) five times the contribution margin of such facility. The Company loaned LIC's principal stockholders an aggregate of $3 million. In addition, the Company issued LAM warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $31.33 per share, and has granted LAM "piggy-back" registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants. The Company has agreed to issue up to an additional 50,000 shares of Common Stock if the leases are terminated prior to October 1, 2006. The agreement with LAM requires that the Company meet certain financial tests. IHS has sublet two of these facilities to Integrated Living Communities, Inc. ("ILC"), formerly the Company's wholly-owned assisted living services subsidiary.

     In September 1994, the Company entered into a management agreement with All Seasons to manage six geriatric care facilities with 872 beds located in the State of Washington. During the fourth quarter of 1996 the Company terminated its management contract with All Seasons. As a result of the termination, the Company incurred a $7.8 million loss on the termination. See Note 19 of Notes to Consolidated Financial Statements.

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

     During 1995, the Company purchased five geriatric care facilities (two of which were previously leased). Also, the Company leased three facilities, all of which were previously managed. The total cost of these acquisitions was approximately $30.6 million, which includes legal fees and other costs incurred to secure the facilities or leasehold interests in the facilities.

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

     In October 1996, ILC completed its initial public offering, which reduced IHS' ownership in ILC to approximately 37%. IHS sold its remaining 37% interest in ILC in July 1997. See "-- Divestitures."

     In December 1996, the Company sold its Palestine facility located in Palestine, Texas. Total proceeds from the sale were $1.3 million.

     In addition, in 1996 the Company transferred to ILC, as a capital contribution, ownership of three facilities.

     During 1996, the Company opened MSU programs totalling 184 beds (including one MSU program totalling 28 beds at a managed facility) and expanding existing programs by 199 beds.

     On September 25, 1997, the Company acquired, through a cash tender offer and subsequent merger, Community Care of America, Inc. ("CCA") for a purchase price of approximately $34.3 million in cash. In addition, in connection with the CCA Acquisition IHS repaid approximately $58.5 million of indebtedness assumed in the CCA Acquisition (including restructuring fees of $4.9 million) and assumed approximately $17.3 million of indebtedness. CCA develops and operates skilled nursing facilities in medically underserved rural communities. CCA currently operates 53 licensed long-term care facilities with 4,390 licensed beds (of which 18 facilities are being held for sale), one rural healthcare clinic, two outpatient rehabilitation centers (one of which is being held for sale), one child day care center and 124 assisted living units within seven of the facilities which CCA operates. CCA currently operates in Alabama, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Maine, Missouri, Nebraska, Texas and Wyoming.

     On December 31, 1997, IHS acquired from HEALTHSOUTH 139 owned, leased or managed long-term care facilities (of which 20 facilities are being held for sale), 12 specialty hospitals, a contract therapy business having over 1,000 contracts and an institutional pharmacy business serving approximately 38,000 beds. IHS paid approximately $1.16 billion in cash and assumed approximately $91 million in debt. IHS intends to dispose of the institutional pharmacy business.

     During 1997, the Company extended existing MSU programs by 185 beds, but did not open any new MSU programs.

     In January 1998, IHS formed Lyric Health Care LLC ("Lyric") and transferred five geriatric care facilities to Lyric, which then sold the five facilities to Omega Healthcare Investors, Inc. ("Omega"), a publicly-traded real estate investment trust, for approximately $44.5 million. Lyric immediately leased back the five facilities from Omega. IHS manages the facilities for Lyric, pursuant to which it receives 4% of the facilities' revenues as well as incentive fees based on excess cash flow. In a related transaction Lyric in February 1998 sold a 50% interest to an entity controlled by Timothy Nicholson, a director of the Company. As a result, IHS now owns a 50% interest in Lyric. Mr. Nicholson is the Managing Director of Lyric. The Company recorded a $2.5 million loss on the sale of these facilities in 1997. IHS expects to sell additional facilities to real estate investment trusts, which Lyric may then lease back, all of which IHS will manage. IHS also expects that Lyric will also acquire facilities from third parties.

     In February 1998, the Company leased a 100 bed skilled nursing facility, and in March 1998 leased seven skilled nursing facilities having a total of 816 beds. IHS has also reached a definitive agreement to purchase a company operating 44 skilled nursing facilities having a total of 5,622 beds for a purchase price of approximately $70.4 million. There can be no assurance the transaction will close on these terms on different terms or at all.

     Vertical Integration

     During 1993 the Company began to implement its strategy of expanding the range of related services it offers directly to its patients in order to serve the full spectrum of patient needs following acute hospitalization. As a result, the Company is now able to offer directly to its patients, rather than through third-party providers, home healthcare, rehabilitation (physical, occupational and speech), lithotripsy, and mobile x-ray and electrocardiogram and similar services. See "Item 1. Business -- Company Strategy."

     In June 1993, the Company acquired all of the outstanding stock of Patient Care Pharmacy, Inc. ("PCP"), a California corporation engaged in the business of providing pharmacy services to geriatric care facilities and other healthcare providers in Southern California. The Company combined the operations of PCP with CPL's pharmacy operations. The total cost for PCP was $10.4 million including $9.84 million representing the issuance of 425,674 shares of the Company's Common Stock. In addition, the Company had agreed to make contingent payments in the shares of the Company's Common Stock following each of the next three years based upon the earnings of PCP. On March 3, 1995, the Company and the PCP stockholders terminated all rights to contingent payments in consideration for a payment of $3.5 million in the form of 92,434 shares of IHS Common Stock. IHS sold this business in July 1996. See "-- Divestitures."

     In July 1993, Comprehensive Post Acute Services, Inc. ("CPAS"), a newly formed subsidiary 80% owned by the Company and 20% owned by Chi Systems, Inc., formerly Chi Group, Inc. ("Chi"), acquired joint ventures and contracts to develop and manage subacute programs from Chi. Chi is a healthcare consulting company in which John Silverman, a director of the Company, is President and Chief Financial Officer and an approximately 16% stockholder. The purchase price was $200,000 and IHS had made available a loan commitment of $300,000 for working capital purposes, which loan bore interest at a rate equal to Citicorp's base rate plus four percent. As of July 21, 1994, the Company purchased the remaining 20% of CPAS from Chi for 5,200 shares of IHS Common Stock valued at $159,900. In connection with this transaction, the Company engaged Chi to act as consultant with respect to the Company's transitional care units. The consulting agreement, which expired June 30, 1997, provides for the payment, in four equal installments, of a $100,000 annual consulting fee.

     In October 1993, the Company acquired, effective as of September 30, 1993, Health Care Systems, Inc., which owns Health Care Consulting, Inc. ("HCC") and RMi, Inc., a Rehabilitation Company ("RMI"), for $1.85 million in cash and a five-year earnout, up to a maximum of $3.75 million based upon achievement of pre-tax earnings targets. HCC is a specialty reimbursement and consulting company with expertise in subacute rehabilitation programs. RMI provides direct therapy services, including physical therapy, occupational therapy and speech pathology, to healthcare facilities. RMI also provides management and consulting services in the oversight and training of therapists employed by geriatric care facilities to facilitate higher quality patient care. In July 1996, the Company issued warrants to purchase 20,000 shares of Common Stock at a purchase price per share of $37.88 to each of Scott Robertson, Gary Kelso and Grantly Payne in exchange for their rights under the five-year earn-out agreement.

     In December 1993, the Company purchased all of the capital stock of Associated Therapists Corporation, d/b/a Achievement Rehab ("Achievement"), a provider of rehabilitation therapy services on a contract basis to various geriatric facilities in Minnesota, Indiana and Florida. The purchase price of $22.5 million consisted of 839,865 shares of the Company's Common Stock (based on the average price of the stock of $26.79), plus a contingent earn-out payment, also payable in shares of Common Stock, based upon increases in Achievement's earnings in 1994, 1995 and 1996 over a base amount. The total cost was applied primarily to intangible assets. The final earn-out amount of approximately $26.44 million was paid in March 1997 through the issuance of 976,504 shares of IHS Common Stock.

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

     In March 1995, the Company purchased Samaritan Management, Inc., which provides hospice services in Michigan, for $5.5 million, and acquired substantially all of the assets of Fidelity Health Care, Inc., a company which provides home healthcare services, temporary staffing services and infusion services in Ohio, for $2.1 million.

     In June 1995, the Company acquired three ancillary services companies which provide mobile x-ray and electrocardiogram services to long-term and subacute care facilities. The total purchase price was $2.2 million.

     In August 1995, the Company acquired all of the outstanding stock of Senior Life Care Enterprises, Inc., which provides home health, supplemental staffing, and management services. The total purchase price was $6.0 million representing the issuance of 189,785 shares of the Company's Common Stock.

     In September 1995, the Company merged with IntegraCare, Inc. ("IntegraCare"), which provides physical, occupational and speech therapy to skilled nursing facilities in Florida and operated seven physician practices, in a transaction that was accounted for as a pooling of interests. Accordingly, the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of IntegraCare. In addition, the Company incurred $1.9 million of costs as a result of the IntegraCare merger. This amount is included as a non-recurring charge in the Company's Statement of Operations for the year ended December 31, 1995. The Company intends to dispose of the physician practices acquired in this acquisition.

     During 1995, the Company acquired 12 companies providing primarily home healthcare, x-ray and electrocardiagram services. The total purchase price for these companies was $8.7 million, and no single acquisition had total costs in excess of $2.0 million.

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

     In  July  1996,   the  Company   sold  its  pharmacy   division.   See  "--
Divestitures."

     In August 1996, the Company acquired all of the outstanding stock of J.R. Rehab Associates, Inc., which provides rehab therapy services to nursing homes, hospitals and other healthcare providers. The total purchase price was $2.1 million.

     In August 1996, the Company acquired the assets of ExtendiCare of Tennessee, Inc., which provides home healthcare services, for $3.4 million, and the assets of Edgewater Home Infusion Services, Inc., which provides home infusion services, for $8.0 million.

     In September 1996, the Company acquired the assets of Century Health Services, Inc., which provides home healthcare services, for $2.4 million, and all of the outstanding stock of Signature Home Care, Inc., which provides home healthcare and management services, for $9.2 million, including $4.7 million representing the issuance of 196,374 shares of the Company's Common Stock. In addition, the Company repaid approximately $1.6 million of Century's debt and $1.9 million of Signature's debt.

     In October 1996, the Company acquired, through merger, First American Health Care of Georgia, Inc. ("First American"). a provider of home health services in 21 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. The purchase price for First American was $154.1 million in cash plus contingent payments of up to $155 million. The contingent payments will be payable if (i) legislation is enacted that changes the Medicare reimbursement methodology for home health services to a prospectively determined rate methodology, in whole or in part, or (ii) in respect of any year the percentage increase in the seasonally unadjusted Consumer Price Index for all Urban Consumers for the Medical Care expenditure category (the "Medical CPI") is less than 8% or, even if the Medical CPI is greater than 8% in such year, in any subsequent year prior to 2004 the percentage increase in the Medical CPI is less than 8%. If payable, the contingent payments will be paid as follows: $10 million for 1999, which must be paid on or before February 14, 2000; $40 million for 2000, which must be paid on or before February 14, 2001; $51 million for 2001, which must be paid on or before February 14, 2002; $39 million for 2002, which must be paid on or before February 14, 2003; and $15 million for 2003, which must be paid on or before February 14, 2004. IHS borrowed the cash purchase price paid at the closing under its revolving credit facility. $115 million of the $154.1 million paid at closing was paid to HCFA, the Department of Justice and the United States Attorney for the Southern District of Georgia in settlement of claims by the United States government seeking repayment from First American of certain overpayments and unallowable reimbursements under Medicare. The total settlement with the United States government was $255 million; the remaining $140 million will be paid from the contingent payments to the extent such payments become due.

     In November 1996, the Company acquired the assets of Mediq Mobile X-ray Services, Inc., which provides mobile diagnostic services, for $10.1 million, including $5.2 million representing the issuance of 203,721 shares of the Company's Common Stock, and the assets of Total Rehab Services, LLC and Total Rehab Services 02, LLC, which provide contract rehabilitative and respiratory services, for $8.0 million, including $2.7 million representing the issuance of 106,559 shares of the Company's Common Stock. In addition, the Company repaid approximately $3.9 million of Total Rehab's debt.

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

     During 1996, the Company acquired seven companies providing primarily mobile x-ray services. The total purchase price was $2.6 million, and no single acquisition had total costs in excess of $2.0 million.

     In January 1997, the Company acquired all of the outstanding stock of In-Home Healthcare, Inc., which provides home healthcare services. The total purchase price was $3.2 million.

     In February 1997, the Company acquired the assets of Portable X-Ray Labs, Inc., which provides mobile x-ray services, for $4.9 million.

     In June 1997, the Company acquired all the outstanding capital stock of Health Care Industries, Inc., a home health company in Florida, for $1.8 million, and substantially all the assets of Rehab Dynamics, Inc. and Restorative Therapy, Ltd., related contract rehab companies, for $19.7 million, including $11.5 million representing the issuance of 331,379 shares of the Company's Common Stock.

     In August 1997, IHS acquired all the outstanding capital stock of Arcadia Services, Inc., a home health company, for $17.2 million representing the issuance of 581,451 shares of the Company's Common Stock, and all the outstanding capital stock of Ambulatory Pharmaceutical Services, Inc. and APS American, Inc., related home health companies, for $36.3 million, including $18.1 million representing the issuance of 532,240 shares of the Company's Common Stock.

     In September 1997, the Company acquired all the outstanding capital stock of Barton Creek Health Care, Inc., a home health company. Total purchase price was $4.9 million.

     In October 1997, IHS acquired RoTech through merger of a wholly-owned subsidiary of IHS into RoTech (the "RoTech Merger"), with RoTech becoming a wholly-owned subsidiary of IHS. RoTech provides home healthcare products and services, with an emphasis on home respiratory, home medical equipment and infusion therapy, primarily to patients in non-urban areas. IHS issued approximately 15,598,400 shares of Common Stock in the RoTech Merger, and reserved for issuance approximately 1,737,476 shares of Common Stock issuable upon exercise of RoTech options. The RoTech Merger consideration aggregated approximately $506.6 million, substantially all of which was recorded as goodwill. IHS repaid the $201.0 million of RoTech bank debt assumed in the transaction and repurchased $107.836 million of RoTech's convertible subordinated debentures; $2.164 million principal amount of RoTech debentures, convertible into approximately 47,865 shares of Common Stock, remains outstanding.

     In October 1997, IHS acquired substantially all of the assets of Coram's Lithotripsy Division, which operated 20 mobile lithotripsy units and 13 fixed-site machines in 180 locations in 18 states. The Coram Lithotripsy Division also provides maintenance services to its own and third-party equipment. Lithotripsy is a non-invasive technique that utilizes shock waves to disintegrate kidney stones. IHS paid approximately $131.0 million in cash for the Coram Lithotripsy Division, including the payment of $1.0 million of intercompany debt to Coram.

     In November 1997, IHS purchased the remaining 60% interest in HPC America, Inc., an operator of home infusion and home healthcare companies, for $26.1 million. IHS purchased a 40% interest in HPC America in September 1995 for $8.2 million.

     In November 1997, the Company acquired the assets of Durham Meridian Limited Partnership, owner of Treyburn Nursing Center, a skilled nursing facility, for $4.8 million. The Company also acquired the assets of Richards Medical Company, Inc. for $2.0 million, Central Medical Supply Company, Inc. for $1.9 million and Hallmark Respiratory Care for $3.8 million, which are all home healthcare providers. In addition, the Company purchased a leasehold interest in Shadow Mountain, a skilled nursing facility, for $4.0 million.

     In December 1997, the Company purchased the assets of Sunshine Medical Equipment, Inc., a home healthcare provider, for $3.3 million and the assets of the Quest entities of Bradley Medical, Inc., home respiratory care businesses, for $33.0 million.

     During 1997, the Company acquired 17 companies providing primarily home healthcare and diagnostic services. The total purchase price for these companies was $9.0 million, and no single acquisition had total costs in excess of $2.0 million.

     In January 1998, the Company acquired all the outstanding capital stock of Paragon Rehabilitative Services, Inc., an Ohio corporation which provides contract rehabilitation services to nursing homes, long-term care facilities and other healthcare facilities. The merger consideration was $10.8 million, which was paid through the issuance of 361,851 shares of the Company's Common Stock.

     In January 1998, the Company acquired the assets of nine respiratory companies for approximately $9.4 million. In February 1998, the Company acquired the assets of 12 additional respiratory companies for approximately $18.9 million. In March 1998 (through March 20, 1998), IHS acquired two respiratory companies for approximately $1.8 million.

     In addition, at March 20, 1998, IHS had reached agreements in principle to acquire a lithotripsy company for approximately $10.5 million and 15 respiratory companies for approximately $42.4 million. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms or at all.

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

     On April 27, 1994, the Company sold its approximate 92% interest in Professional Community Management International, Inc. ("PCM") to PCM at its book value of $4.3 million. The Company accepted a promissory note for the full amount of the purchase price, which note bears interest at 6.36% per annum and is payable by PCM in installments over a 40 year period. The promissory note is secured by a pledge of PCM stock held by certain PCM stockholders and a security interest in all tangible and intangible assets of PCM. Certain stockholders of PCM also executed personal guarantees with respect to the payment of $1.2 million over a period of six years, subject to reduction in an amount equal to the amortization of the principal amount of the note. PCM manages residential condominium units in retirement communities in Southern California.

     In July 1996, IHS sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150 million, consisting of cash of $125 million and shares of Capstone common stock having a value of $25 million. In connection with the sale of the pharmacy division, IHS agreed that prior to July 2001 neither it nor any of its subsidiaries would be involved, directly or indirectly, in the operation, management or conduct of any business that provides institutional pharmacy dispensing or consulting services to long-term care facilities (including skilled nursing facilities) located within a 150 mile radius of any IHS long-term care facility or any pharmacy sold to, or operated by, Capstone, except in certain limited circumstances. The Company's pharmacy division operated institutional pharmacies in eight states providing service to over 40,000 beds within 379 facilities. Approximately 17% of the beds were then owned, leased or managed by IHS. IHS' revenues for the years ended December 31, 1995 and 1996 included revenue generated by the pharmacy division of approximately $91.0 million (of which $17.5 million was revenue from services to IHS facilities) and approximately $63.6 million (of which $11.3 million was revenue from services to IHS facilities), respectively. The Company's earnings
(loss) before income taxes for the years ended December 31, 1995 and 1996 included earnings before income taxes generated by the pharmacy division of approximately $6.6 million and $6.4 million, respectively. IHS has determined that its ownership of pharmacy operations is not critical to the development and implementation of its post-acute care network strategy.

     On October 9, 1996, Integrated Living Communities, Inc. ("ILC"), at the time a wholly-owned subsidiary of IHS which provides assisted living and related services to the private pay elderly market, completed an initial public offering of ILC common stock. IHS sold 1,400,000 shares of ILC common stock in the offering, for which it received aggregate net proceeds of approximately $10.4 million. In addition, ILC used approximately $7.4 million of the proceeds from the offering to repay outstanding indebtedness to IHS. IHS recorded a pre-tax loss of approximately $8.5 million in the fourth quarter of 1996 as a result of this transaction. On July 2, 1997, IHS sold the remaining 2,497,900 shares of ILC common stock it owned, representing 37.3% of the outstanding ILC common stock, for $11.50 per share in a cash tender offer (the "ILC Sale"). IHS recorded a gain of approximately $3.9 million from the ILC Sale in 1997. IHS' revenues for the years ended December 31, 1995 and 1996 include revenue generated by ILC of approximately $16.3 million and $17.1 million, respectively. The Company's earnings (loss) before income taxes for the years ended December 31, 1995 and 1996 include earnings (loss) before income taxes generated by ILC of approximately $(4.0) million and $1.7 million, respectively. IHS has determined that the direct operation of assisted-living communities is not required for its post-acute care network strategy.

     In developing its post-acute healthcare system, IHS continuously evaluates whether owning and operating businesses which provide certain ancillary services, or contracting with third parties for such services, is more cost-effective. As a result, the Company is continuously evaluating its existing operations to determine whether to retain or divest operations. To date, IHS has divested its pharmacy division and its assisted living services division, and may divest additional divisions or assets in the future. IHS is currently pursuing the sale of the pharmacy operations acquired in the acquisition of certain businesses from HEALTHSOUTH, the sale of approximately 46 facilities (excluding the 38 facilities held for sale) to real estate investment trust(s) which would then lease the facilities to Lyric with IHS managing such facilities, and a "spin-off" of its home nursing operations, although there can be no assurance it will successfully complete any or all of these transactions.

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal periods indicated the percentage of net revenues represented by certain items reflected in the Company's statement of operations and the percentage change in such items from the prior corresponding fiscal periods.

                                                                                                PERIOD TO PERIOD
                                                               PERCENTAGE OF NET REVENUES      INCREASE (DECREASE)
                                                            -------------------------------- -----------------------
                                                                                                YEAR        YEAR
                                                                                                ENDED       ENDED
                                                                                              DECEMBER    DECEMBER
                                                                                              31, 1996    31, 1997
                                                                                              COMPARED    COMPARED
                                                                YEARS ENDED DECEMBER 31,       TO 1995     TO 1996
                                                            -------------------------------- ---------- ------------
                                                               1995       1996       1997
                                                            ---------- ---------- ----------
Net revenues:
 Basic medical services ...................................     31.3%      27.2%      19.2%       5.8%    (   1.9)%
 Specialty medical services ...............................     65.4       69.6       78.9       29.7        57.3
 Management services and other ............................      3.3        3.2        1.9       15.0     (  14.2)
                                                               -----      -----      -----      -----     -------
  Total Revenues ..........................................    100.0      100.0      100.0       21.7        38.9
                                                               -----      -----      -----      -----     -------
Costs and Expenses:
 Operating expenses .......................................     75.4       76.2       74.2       23.1        35.2
 Corporate administrative and general .....................      4.8        4.3        3.9        8.9        26.0
 Depreciation and amortization ............................      3.4        2.9        3.5        4.3        69.7
 Rent .....................................................      5.6        5.4        5.3       17.6        35.2
 Interest, net ............................................      3.3        4.5        5.8       64.5        79.7
 Loss from impairment of long-lived assets and other
  non-recurring charges (income) ..........................     11.2      ( 1.0)       6.7          *           *
                                                               -----      -----      -----      -----     -------
  Earnings (loss) before equity in earnings of affiliates,
   income taxes, extraordinary items and cumulative
   effect of accounting change ............................    ( 3.7)       7.7        0.6      353.2     (  88.0)
Equity in earnings of affiliates ..........................      0.1        0.1        0.0      (42.6)    (  89.4)
                                                               -----      -----      -----      -----     -------
  Earnings (loss) before income taxes, extraordinary
   items and cumulative effect of accounting change .......    ( 3.6)       7.8        0.6      363.8     (  88.0)
Federal and state income taxes ............................    ( 1.4)       4.5        1.2      491.6     (  61.6)
                                                               -----      -----      -----      -----     -------
  Earnings (loss) before extraordinary items and cumu-
   lative effect of accounting change .....................    ( 2.2)       3.3      ( 0.6)     283.8     ( 123.3)
Extraordinary items .......................................      0.1        0.1        1.0       41.3     1,336.2
                                                               -----      -----      -----      -----     -------
  Earnings (loss) before cumulative effect of account-
   ing change .............................................    ( 2.3)       3.2      ( 1.6)     271.6     ( 168.4)
Cumulative effect of accounting change ....................       --         --        0.1         --           *
                                                               -----      -----      -----      -----     -------
  Net earnings (loss) .....................................    ( 2.3)       3.2      ( 1.7)     271.6     ( 172.3)
                                                               =====      =====      =====      =====     =======

----------
* Not meaningful.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net revenues for the year ended December 31, 1997 increased $558.50 million, or 38.9% to $1,993.20 million from the comparable period in 1996. Such increase was attributable to (1) growth in revenues from facilities and ancillary companies in operation in both periods and facilities and ancillary companies acquired during 1996 and (2) the addition of new facilities acquired or leased and ancillary service businesses acquired in 1997 which increased revenue by $203.31 million. Net revenues in 1996 include revenue of $63.61 million from the pharmacy division prior to its sale in July 1996 and revenues of $17.1 million from ILC prior to its initial public offering in October 1996. Basic medical services revenue decreased $7.50 million, or 1.9%, from $389.77 million in 1996 to $382.27 million in 1997. This decrease was attributable to the conversion of existing basic medical services beds to MSU beds during 1997, partially offset by the acquisition of 33 owned or leased long-term care facilities in September 1997 in the CCA Acquisition. Specialty medical services revenue increased from $999.21 million to $1,571.70 million. Of the $572.50 million increase, $181.53 million, or 31.7%, was attributable to revenue from acquisitions subsequent to December 31, 1996. The remainder of the increase is due to increased revenue at facilities in operation in both periods, facilities and ancillary companies acquired during 1996, and the conversion of basic medical services beds to MSU beds in 1996 and 1997 partially offset by the sale of the pharmacy division in 1996. Management services and other revenues decreased from $45.71 million to $39.22 million.

     Total expenses for the period increased from $1,324.04 million to $1,979.96 million, an increase of 49.5%. Of the $655.92 million increase, $166.11 million, or 25.3%, was attributable to expenses from acquisitions subsequent to December 31, 1996. The remainder of this increase was due to the acquisition of facilities and ancillary companies during 1996, increased expenses at facilities and ancillary companies in operation in both periods, partially offset by the sale of the pharmacy division and a majority interest in ILC in 1996. Salaries, wages and benefits paid to personnel increased $268.75 million, or 38.7%, from the year ended December 31, 1996. The increase resulted from salary increases for existing employees, increases in salaries due to facilities and ancillary companies acquired during 1996 and 1997, as well as additional personnel needed due to increased census and the increased medical acuity level of the Company's patients. Other operating expenses, which include physician fees and fees paid to independent contractors providing rehabilitative therapy, utilities, food supplies and facility maintenance, increased $116.31 million, or 29.1%, in 1997 as compared to 1996. This increase was attributable to the aforementioned facilities and ancillary companies acquired in 1996 and 1997.

     Corporate administrative and general expenses for the year ended December 31, 1997 increased by $15.85 million, or 26.0%, over the comparable period in 1996. This increase primarily represents additional operations, information systems, finance, accounting and other personnel to support the growth of owned and leased facilities and related services businesses. Depreciation and amortization increased to $70.75 million during the year ended December 31, 1997, a 69.7% increase as compared to $41.68 million in 1996. Of the $29.07 million increase, $11.15 million, or 38.3%, was attributable to depreciation and amortization at facilities and ancillary businesses acquired in 1997. The remaining increase was primarily due to the amortization and depreciation related to increased routine and capital expenditures at existing facilities, increased debt issue costs and depreciation and amortization of facilities and ancillary companies acquired during 1996. Rent expense increased by $27.35 million, or 35.2%, over the comparable period in 1996, primarily as a result of increased rental equipment at ancillary companies acquired during 1997 and 24 additional facilities leased in 1997. Net interest expense increased $51.09 million, or 79.7%, during the year ended December 31, 1997 to $115.20 million. The increase was primarily the result of the full year effect of the 10 1/4% Senior Subordinated Notes due 2006 issued in May 1996, the 9 1/2% Senior Subordinated Notes due 2007 issued in May 1997, the 9 1/4% Senior Subordinated Notes due 2008 issued in September 1997 and the $750 million term loan borrowed in September 1997, partially offset by the repurchase of substantially all the Company's outstanding 9 5/8% Senior Subordinated Notes due 2002 and the 10 3/4% Senior Subordinated Notes due 2004, the payoff of the Company's $700 million revolving credit facility and lower interest rates.

     During 1997 the Company recorded non-recurring charges of $133.04 million. During 1997, the Company recorded a $27.55 million non-recurring charge resulting from the termination of its proposed merger with Coram, recognized a $7.58 million gain on the sale of shares received on the sale of the pharmacy division and a $3.91 million gain on the sale of its remaining interest in ILC and recorded a $4.75 million charge resulting from termination payments in connection with the RoTech acquisition. In addition, in connection with the acquisitions of CCA, RoTech, the Coram Lithotripsy Division and certain businesses from HEALTHSOUTH Corporation, the Company has chosen to dispose of certain business activities, including the Company's physician practices, outpatient clinics, selected nursing facilities in nonstrategic markets, as well as all international activities. In addition, the Company terminated a national purchasing contract and wrote-off a purchase option deposit on certain managed facilities. As a result the Company recorded a non-recurring charge of $112.23 million. In 1996, IHS had non-recurring income of $14.46 million, consisting primarily of a gain of $34.30 million from the sale of the pharmacy division, partially offset by a loss of $8.50 million from its sale of shares of ILC, a $7.82 million loss related to the termination of a management contract and a $3.52 million non-recurring charge resulting from the closure of certain redundant home health agencies.

     Earnings before income taxes and extraordinary items decreased by 88.0% to $13.33 million for the year ended December 31, 1997 from $111.48 million for the comparable period in 1996. The decrease was primarily due to certain non-recurring charges discussed above. Excluding the non-recurring income and charges, earnings before income taxes and extraordinary items in 1997 increased $49.35 million, or 50.9%, over 1996. Of this increase, $37.20 million, or 75.4%, resulted from acquisitions consummated subsequent to December 31, 1996. The remaining increase was due to acquisitions consummated during 1996 and improved operations from facilities and ancillary companies in operation during both periods. The provision for state and federal income taxes decreased from $63.72 million in 1996 to $24.45 million in 1997. This decrease was primarily the result of the non-recurring charge in 1997 and the disproportionately high income tax provision related to the sale of the Company's pharmacy division in 1996. Because the Company's investment in the common stock received in the sale of the Company's pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes. Net loss and diluted loss per share for 1997 was $33.51 million and $1.19 per share, respectively, compared to net earnings and diluted earnings per share for 1996 of $46.33 million and $1.78 per share. During the year ended December 31, 1997, the Company incurred a $20.55 million (net of tax benefit), or 73 cents per share (diluted), extraordinary loss on the extinguishment of debt, as compared to $1.43 million, or 6 cents per share (diluted), in 1996. During 1997 the Company incurred a $1.83 million (net of tax benefit), or 7 cents per share (diluted), loss on a cumulative effect of accounting change related to the Company's adoption of EITF 97-13, which required the Company to write-off the unamortized balance of costs of business process engineering and information technology projects. Weighted average shares decreased from 31,563,585 (diluted) in 1996 to 28,253,218 (diluted) in 1997. The weighted average shares decreased because the impact of the convertible debentures and options outstanding were not included in weighted average shares in 1997 because they were anti-dilutive.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net revenues for the year ended December 31, 1996 increased $255.81 million, or 21.7%, to $1,434.70 million from the comparable period in 1995. Such increase was attributable to (1) growth in revenues from facilities and ancillary companies in operation in both periods and facilities and ancillary companies acquired during 1995, as well as the conversion of MSU beds at existing facilities of $78.17 million, (2) the addition of new facilities acquired or leased and ancillary service businesses acquired in 1996 which increased revenue by $171.69 million, and (3) increased management services and other revenue of $5.95 million. The increase in revenues was partially offset by the sale of the pharmacy division in July 1996, which generated revenues of $91.0 million in 1995 and $63.6 million in 1996. In addition, net revenues include revenues for ILC of $16.3 million, and $17.1 million in 1995 and 1996 (through October 9, 1996). Basic medical services revenue increased $21.20 million, or 5.8%, from $368.57 million in 1995 to $389.77 million in 1996. Of the $21.20 million increase, $12.20 million, or 57.5%, was attributable to the addition of 391 leased and 110 owned beds in 1996. The remainder of the increase was due to the addition of facilities during 1995, partially offset by the conversion of existing basic medical services beds to MSU beds. Specialty medical services revenue increased from $770.55 million to $999.21 million. Of the $228.66 million increase, $158.87 million, or 69.5%, was attributable to revenue from acquisitions subsequent to December 31, 1995. The remainder of the increase is due to increased revenue at facilities in operation in both periods, facilities and ancillary companies acquired during 1995, and the conversion of basic medical services beds to MSU beds in 1996 partially offset by the sale of the pharmacy division and a majority interest in ILC. Management services and other revenues increased from $39.77 million to $45.71 million. The increase was due to the addition of four management contracts in 1996, 43 management contracts during 1995 and improved operating results at facilities managed in both periods, partially offset by the termination in December 1995 of an agreement to manage 23 facilities.

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

     After determining the facilities identified for an impairment charge the Company determined the estimated fair value of such facilities. Also, the Company obtained valuation estimates prepared by independent appraisers or had received offers from potential buyers on six of the facilities eligible for impairment, comprising 72.4% of the total charge. Such valuation estimates were obtained to corroborate the Company's estimate of value. The excess carrying value of goodwill, buildings and improvements, leasehold improvements and equipment above the fair value was $83.32 million (of which $1.53 million represented goodwill and $81.79 million represented property and equipment) and is included in the statement of operations for 1995 as loss on impairment of long-lived assets.

     In 1996, IHS had non-recurring income of $14.46 million, consisting primarily of a gain of $34.30 million from the sale of the pharmacy division, partially offset by a loss of $8.50 million from its sale of shares of ILC, a $7.82 million loss related to the termination of a management contract and a $3.52 million non-recurring charge resulting from the closure of certain redundant home health agencies. During the fourth quarter of 1995, the Company terminated a 10 year contract entered into in January 1994 to manage 23 long-term care and psychiatric facilities in California owned by Crestwood Hospital. The terms of the contract required the payment of a management fee to IHS and a preferred return to the Crestwood owners. IHS terminated the management contract with Crestwood Hospital due primarily to changes in California Medicaid rates which no longer provided sufficient cash flow at the facilities to support both IHS' management fee and the preferred return to the owners. As a result, the Company incurred a loss of $21.92 million. Such loss consists of the write-off of $8.50 million of management fees, $11.10 million of loans made to Crestwood Hospital and the owners of Crestwood, as well as the interest thereon, and $2.32 million of contract acquisition costs. During the third quarter of 1995, the Company merged with IntegraCare, Inc. in a transaction accounted for as a pooling of interests. In connection with this transaction, the Company incurred merger costs of $1.94 million for accounting, legal and other costs. In addition, in the fourth quarter of 1995 IHS changed its accounting estimate regarding the future benefit of deferred pre-opening costs. This change was made in recognition of the change in the estimated future benefit of such costs resulting from the effect of the aforementioned Medicare and Medicaid reforms. As a result, the Company wrote-off $25.78 million of deferred pre-opening costs. See "-- Acquisition and Divestiture History."

     Equity in earnings of affiliates decreased by 42.6% to $828,000 from $1.44 million in the comparable period of 1995. Equity in earnings of affiliates include for 1996 IHS' 37.3% interest in the earnings (loss) of ILC from October 9, 1996, the closing date of ILC's initial public offering, which resulted in ILC no longer being a wholly owned subsidiary of IHS.

     Earnings before income taxes and extraordinary item increased by 363.8% to $111.48 million for the year ended December 31, 1996, as compared to a loss of $42.26 million for the comparable period in 1995. The increase was primarily due to certain non-recurring charges and income discussed previously as well as significant acquisitions during 1996. The provision for state and federal income taxes increased from a benefit of $16.27 million in 1995 to an expense of $63.72 million in 1996. Net earnings and diluted earnings per share for 1996 were $46.33 million and $1.78 per share, respectively, compared to a net loss and diluted loss per share for 1995 of $27.00 million and $1.26 per share. During the year ended December 31, 1996, the Company incurred a $1.43 million (net of tax benefit), or 4 cents a share (diluted), extraordinary loss on the extinguishment of debt, as compared to $1.01 million, or 5 cents a share (diluted), in 1995. Weighted average shares increased from 21,463,464 (diluted) in 1995 to 31,563,585 (diluted) in 1996. The weighted average shares increased because the impact of the convertible debentures and options outstanding were not included in weighted average shares in 1995 because they were anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had net working capital of $63.12 million, as compared with $57.55 million at December 31, 1996. There are no material capital commitments for capital expenditures as of the date of this filing. Patient accounts receivable and third-party payor settlements receivable increased $276.55 million to $603.43 million at December 31, 1997, as compared to $326.88 million at December 31, 1996. The entire increase resulted from patient accounts receivable and third-party payor settlements of facilities and ancillary service businesses acquired in 1997, partially offset by a $12.70 million decrease in patient accounts receivable and third-party payor settlements of facilities and ancillary service businesses in operation during both years and $11.68 million of patient accounts receivable and third-party payor settlements at December 31, 1996 of facilities and ancillary service businesses sold in 1997. Gross patient accounts receivable were $726.15 million at December 31, 1997 as compared with $340.8 million at December 31, 1996. Third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) were $58.55 million at December 31, 1997 as compared to $42.59 million at December 31, 1996. Approximately $12.80 million, or 21.9%, of the third-party payor settlements receivable at December 31, 1997 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare, as compared to approximately $15.6 million, or 36.7%, at December 31, 1996. The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining waivers of these cost limitations. The Company has submitted waiver requests for 325 cost reports, covering all cost report periods through December 31, 1996. To date, final action has been taken by the Health Care Financing Administration ("HFCA") on all 325 waiver requests. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

     All remaining balance sheet increases were due to acquisitions and normal growth in operations in both years which was consistent with the growth in revenues of such operations in 1997.

     On May 30, 1997, IHS issued $450 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Senior Notes"). Interest on the 9 1/2% Senior Notes is payable semi-annually on March 15 and September
15. The 9 1/2% Senior Notes are redeemable for cash at any time after September 15, 2002, at IHS' option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount and declining to 100% of the principal amount on September 15, 2005, plus accrued interest thereon to the date fixed for redemption. In addition, the Company may redeem up to $150 million principal amount of the 9 1/2% Senior Notes at any time prior to September 15, 2000 at a redemption price equal to 108.50% of the aggregate principal amount so redeemed, plus accrued interest thereon, out of the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture under which the 9 1/2% Senior Notes were issued). In the event of a change in control of IHS (as defined in the indenture under which the 9 1/2% Senior Notes were issued), each holder of 9 1/2% Senior Notes may require IHS to repurchase such holder's 9 1/2% Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The Company used approximately $247.2 million of the net proceeds from the sale of the 9 1/2% Senior Notes to repurchase substantially all its outstanding 9 5/8% Senior Subordinated Notes due 2002 and 10 3/4% Senior Subordinated Notes due 2004 and the remaining $191.0 million of net proceeds to pay down borrowings under its $700 million revolving credit facility.

     On September 11, 1997, IHS issued $500 million aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2008 (the "9 1/4% Senior Notes"). Interest on the 9 1/4% Senior Notes is payable semi-annually on January 15 and July 15. The 9 1/4% Senior Notes are redeemable in whole or in part at the option of IHS at any time on or after January 15, 2003, at a price, expressed as a percentage of the principal amount, initially equal to 104.625% and declining to 100% on January 15, 2006, plus accrued interest thereon. In addition, IHS may redeem up to $166,667,000 aggregate principal amount of 9 1/4% Senior Notes at any time and from time to time prior to January 15, 2001 at a redemption price equal to 109.25% of the aggregate principal amount thereof, plus accrued interest thereon, out of the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture under which the 9 1/4% Senior Notes were issued). In the event of a change in control of IHS (as defined in the indenture under which the 9 1/4% Senior Notes were issued), each holder of 9 1/4% Senior Notes may require IHS to repurchase such holder's 9 1/4% Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The Company used approximately $321.5 million of the net proceeds to repay all amounts outstanding under the Company's $700 million revolving credit facility, and used the remaining approximately $164.9 million to pay a portion of the purchase price for the acquisition of the businesses acquired from HEALTHSOUTH and for general corporate purposes, including working capital.

     The indentures under which the 9 1/2% Senior Notes and the 9 1/4% Senior Notes were issued contain certain covenants, including, but not limited to, covenants with respect to the following matters: (i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt;

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

     On September 15, 1997, the Company entered into a $1.75 billion revolving credit and term loan facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility") to replace its existing $700 million revolving credit facility. The New Credit Facility consists of a $750 million term loan facility (the "Term Facility") and a $1 billion revolving credit facility, including a $100 million letter of credit subfacility and a $10 million swing line subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on September 17, 1997, matures on September 30, 2004 and will be amortized beginning December 31, 1998 as follows: 1998 -- $7.5 million; each of 1999, 2000, 2001 and 2002 -- $7.5 million (payable in equal quarterly installments); 2003 -- $337.5 million (payable in equal quarterly installments); and 2004 -- $375 million (payable in equal quarterly installments). Any unpaid balance will be due on the maturity date. The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) one and three-quarters percent or two percent (depending on the ratio of the Company's Debt (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one-half percent or three-quarters of one percent (depending on the Debt/EBITDAR Ratio). The Term Facility can be prepaid at any time in whole or in part without penalty.

     In connection with the acquisition of certain businesses from HEALTHSOUTH, IHS and the lenders under the New Credit Facility amended the New Credit Facility to provide for an additional $400 million term loan facility (the "Additional Term Facility") to finance a portion of the purchase price for the acquisition and to amend certain covenants to permit the consummation of the acquisition. The Additional Term Facility, which was borrowed at the closing of the acquisition, will mature on December 31, 2005, and will be amortized beginning December 31, 1998 as follows: 1998 -- $4 million; each of 1999, 2000, 2001, 2002 and 2003 -- $4 million (payable in equal quarterly installments); 2004 -- $176 million (payable in equal quarterly installments); and 2005 -- $200 million (payable in equal quarterly installments). The Additional Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) two and one-quarter percent or two and one-half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one percent or one and one-quarter percent (depending on the Debt/EBITDAR Ratio). The Additional Term Facility can be prepaid at any time in whole or in part without penalty.

     The Revolving Facility will reduce to $800 million on September 30, 2001 and $500 million on September 30, 2002, with a final maturity on September 15, 2004; however, the $100 million letter of credit subfacility and $10 million swing line subfacility will remain at $100 million and $10 million, respectively, until final maturity. The Revolving Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between three-quarters of one percent and one and three-quarters percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of
(a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between zero percent and one-half percent (depending on the Debt/EBITDAR Ratio). Amounts repaid under the Revolving Facility may be reborrowed prior to the maturity date.

     The New Credit Facility limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, to purchase or redeem IHS' stock and to merge or consolidate with any other person. In addition, the New Credit Facility requires that IHS meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments under the facility, if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins, IHS' Chairman and Chief Executive Officer, or a group managed by Dr. Elkins, owns more than 40% of IHS' stock. The New Credit Facility is guaranteed by all of IHS' subsidiaries (other than inactive subsidiaries) and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries.

     The New Credit Facility replaced the Company's $700 million revolving credit facility (the "Prior Credit Facility"). As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $2.39 million (net of related tax benefit of approximately $1.52 million) in the third quarter of 1997 resulting from the write-off of deferred financing costs of $3.91 million related to the Prior Credit Facility.

     Net cash provided by operating activities was $46.15 million for the year ended December 31, 1997 as compared to $33.83 million provided by operating activities for the comparable period in 1996. Cash provided by operating activities for the year ended December 31, 1997 increased from the comparable period in 1996 primarily as a result of an increase in net earnings before non-cash charges, partially offset by an increase in patient accounts and third-party payor settlements receivable and a decrease in accounts payable and accrued expenses.

     Net cash provided by financing activities was $1,688.83 million for the year ended December 31, 1997 as compared to $249.53 million for the comparable period in 1996. In both periods, the Company received proceeds from long-term borrowings. In addition, in 1996 IHS reissued in connection with contingent earnouts all 400,600 shares of its common stock in treasury, which shares were repurchased in 1995 for $12.79 million. In 1997 the Company repurchased 548,500 shares of its Common Stock for approximately $19.81 million.

     Net cash used by investing activities was $1,721.04 million for the year ended December 31, 1997 as compared to $283.25 million for the year ended December 31, 1996. Cash used for the purchase of property, plant and equipment was $126.86 million for the year ended December 31, 1997 and $145.90 million in the comparable period in fiscal 1996. During 1996, the Company sold a majority interest in its assisted living division and its pharmacy division for approximately $136.71 million. Cash used for business acquisitions was $1,560.40 million for 1997 as compared to $242.82 million for 1996.

     IHS' contingent liabilities (other than liabilities in respect of litigation and the contingent payments in respect of the First American acquisition) aggregated approximately $86.60 million as of December 31, 1997. The Company is obligated to purchase its Greenbriar facility upon a change in control of IHS. The net price of the facility is approximately $4.01 million. The Company has guaranteed approximately $6.60 million of the lessor's indebtedness. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.13 million or the facility's fair market value. The Company has guaranteed approximately $4.02 million owed by Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which IHS has a 49% interest, to Finova Capital Corporation. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $32.37 million at December 31, 1997 to secure certain of the Company's self-insured workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $32.47 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is also obligated under certain circumstances to make contingent payments of up to $155 million in respect of IHS' acquisition of First American, of which $113.04 million (representing its present value) was recorded on the balance sheet at December 31, 1997. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. See " -- Acquisition and Divestiture History -- Acquisitions." In addition, IHS has obligations under operating leases aggregating approximately $704.89 million at December 31, 1997.

     The liquidity of the Company will depend in large part on the timing of payments by private third-party and governmental payors. In addition, the Company's liquidity is dependent upon the timing of the approv-als, if any, of waivers of Medicare regional cost reimbursement limitations which exceed the limits established under Medicare. Costs in excess of the regional reimbursement limits relate to the delivery of services and patient care to the Company's MSU patients.

     The Company anticipates that working capital from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1998. The Company will fund future acquisitions with a combination of cash flow from operations, bank borrowings and debt and equity offerings.

YEAR 2000 COMPLIANCE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue and has substantially completed an implementation plan to resolve this issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. In 1997, the Company commenced a year 2000 conversion project for all of its locations to address necessary software upgrades, training, data conversion, testing and implementation. The Company will incur internal staff costs as well as consulting and other expenses to complete the project by the middle of 1999. Costs related to the year 2000 issue are being expensed as incurred. The Company does not expect the amounts required to be expensed during the project to have a material effect on its financial position or results of operation.

     The year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including payors, suppliers and vendors. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. Also, the FASB recently issued Statement of Financial Standards No. 132, "Employers' Disclosure about Pensions and other Post Retirement Benefits," which revises employers disclosure about pensions and other post retirement benefit plans. It is anticipated that SFAS No. 130 and No. 132 will have no material effect on current or future financial statements of the Company. The Company will adopt SFAS No. 130 and No. 132 in its fiscal year 1998.



     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company has elected to early adopt SFAS No. 131 in 1997. See Note 22 to Notes to Consolidated Financial Statements.

QUARTERLY RESULTS (UNAUDITED)

     Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters.


                                                               THREE MONTHS ENDED
                                               ---------------------------------------------------
                                                                      1996
                                               ---------------------------------------------------
                                                 MARCH 31      JUNE 30      SEPT. 30     DEC. 31
                                               ------------ ------------- ------------ -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
 Basic medical services ......................  $  97,216     $  98,063    $ 101,189    $ 93,305
 Specialty medical services ..................    219,525       226,868      211,904     340,912
 Management services and other ...............     10,532        10,849       12,572      11,760
                                                ---------     ---------    ---------    --------
   Total .....................................    327,273       335,780      325,665     445,977
Cost and Expenses:
 Operating expenses ..........................    249,895       254,274      241,177     348,602
 Corporate administrative and general ........     15,093        14,854       14,943      16,086
 Depreciation and amortization ...............      8,274         8,505        9,130      15,772
 Rent ........................................     17,656        17,879       18,445      23,805
 Interest, net ...............................     14,214        15,888       15,931      18,077
 Other non-recurring charges (in-
  come)(1) ...................................         --            --      (34,298)     19,841
                                                ---------     ---------    ---------    --------
 Earnings (loss) before equity in earnings
  (loss) of affiliates,  income taxes,
  extraordinary items and cumulative
  effect of accounting change ................     22,141        24,380       60,337       3,794
Equity (loss) in earnings of affiliates ......        300           460          323        (255)
                                                ---------     ---------    ---------    --------
 Earnings (loss) before income taxes,
  extraordinary items and cumulative
  effect of accounting change ................     22,441        24,840       60,660       3,539
Income tax provision (benefit)(1) ............      8,640         9,563       44,149       1,363
                                                ---------     ---------    ---------    --------
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change ............................     13,801        15,277       16,511       2,176
Extraordinary items (2) ......................         --         1,431           --          --
                                                ---------     ---------    ---------    --------
 Earnings (loss) before cumulative effect
  of accounting change(2) ....................     13,801        13,846       16,511       2,176
Cumulative effect of accounting change(3)              --            --           --           -
                                                ---------     ---------    ---------    --------
 Net earnings (loss) .........................  $  13,801     $  13,846    $  16,511    $  2,176
                                                =========     =========    =========    ========
Per Common Share-basic(4):
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change(2) .........................  $     .64     $     .68    $     .72    $    .09
 Earnings (loss) before cumulative effect
  of accounting change(3) ....................        .64           .62          .72         .09
 Net earnings (loss) .........................  $     .64     $     .62    $     .72    $    .09
                                                =========     =========    =========    ========
Per Common Share-diluted(4):
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change(2) .........................  $     .54     $     .56    $     .60    $    .09
 Earnings (loss) before cumulative effect
  of accounting change(3) ....................        .54           .51          .60         .09
 Net earnings (loss) .........................  $     .54     $     .51     $    .60    $    .09
                                                =========     =========    =========    ========


                                                             THREE MONTHS ENDED
                                               -----------------------------------------------
                                                                    1997
                                               -----------------------------------------------
                                                MARCH 31    JUNE 30    SEPT. 30     DEC. 31
                                               ---------- ----------- ---------- -------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
 Basic medical services ......................  $ 88,755   $ 88,055    $ 91,458    $ 114,006
 Specialty medical services ..................   362,689    360,113     370,769      478,133
 Management services and other ...............     9,499      9,805      10,694        9,221
                                                --------   --------    --------    ---------
   Total .....................................   460,943    457,973     472,921      601,360
Cost and Expenses:
 Operating expenses ..........................   352,412    338,736     348,470      439,388
 Corporate administrative and general ........    18,016     18,135      19,917       20,756
 Depreciation and amortization ...............    15,030     15,814      16,974       22,932
 Rent ........................................    24,009     25,786      25,527       29,814
 Interest, net ...............................    21,421     23,224      27,346       43,210
 Other non-recurring charges (in-
  come)(1) ...................................    (1,025)    21,072          --      112,995
                                                --------   --------    --------    ---------
Earnings (loss) before equity in earnings  (loss)
 of affiliates, income taxes, extraordinary items
 and cumulative effect of accounting change ..    31,080     15,206      34,687      (67,735)
Equity (loss) in earnings of affiliates ......       181        (83)       (811)         801
                                                --------   --------    --------    ---------
 Earnings (loss) before income taxes,
  extraordinary items and cumulative
  effect of accounting change ................    31,261     15,123      33,876      (66,934)
Income tax provision (benefit)(1) ............    12,192      5,898      13,212       (6,853)
                                                --------   --------    --------    ---------
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change ............................    19,069      9,225      20,664      (60,081)
Extraordinary items (2) ......................        --     18,168       2,384           --
                                                --------   --------    --------    ---------
 Earnings (loss) before cumulative effect
  of accounting change(2) ....................    19,069     (8,943)     18,280      (60,081)
Cumulative effect of accounting change(3)              -          -          --        1,830
                                                --------   --------    --------    ---------
 Net earnings (loss) .........................  $ 19,069   $ (8,943)   $ 18,280    $ (61,911)
                                                ========   ========    ========    =========
Per Common Share-basic(4):
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change(2) .........................  $    .81   $    .37    $    .81    $   (1.55)
 Earnings (loss) before cumulative effect
  of accounting change(3) ....................       .81       (.36)        .72        (1.55)
 Net earnings (loss) .........................  $    .81   $   (.36)   $    .72    $   (1.59)
                                                ========   ========    ========    =========
Per Common Share-diluted(4):
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change(2) .........................  $    .64   $    .32    $    .63    $   (1.55)
 Earnings (loss) before cumulative effect
  of accounting change(3) ....................       .64       (.18)        .57        (1.55)
 Net earnings (loss) .........................  $    .64   $   (.18)   $    .57    $   (1.59)
                                                ========   ========    ========    =========




----------
(1) In 1996, consists of (i) a gain of $34,298,000 in the third quarter from the sale of its pharmacy division, (ii) a loss in the fourth quarter of $8,497,000 from its sale of shares in the ILC offering, (iii) a $7,825,000 loss on write-off of accrued management fees and loans resulting from the Company's termination of its 10-year agreement to manage six geriatric care facilities owned by All Seasons in the fourth quarter and (iv) a $3,519,000 exit cost resulting from the closure of redundant home healthcare agencies in the fourth quarter. Because IHS' investment in the Capstone common stock received in the sale of its pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale in the third quarter of 1996. In 1997, consists primarily of (i) a gain in the first quarter of $7,580,000 realized on the shares of Capstone common stock received in the sale of its pharmacy division, (ii) the write-off in the first quarter of $6,555,000 of accounting, legal and other costs resulting from the proposed merger transaction with Coram, (iii) the payment in the second quarter to Coram of $21,000,000 in connection with the termination of the proposed merger transaction with Coram, (iv) a gain in the third quarter of $3,914,000 from the ILC Sale, (v) a loss in the third quarter of $4,750,000 from termination payments in connection with the RoTech acquisition and (vi) a loss in the fourth quarter of $112,231,000 resulting from its plan to dispose of certain non-strategic assets to allow the Company to focus on its core operations. See Note 19 of Notes to Consolidated Financial Statements.

(2) Extraordinary items relate to extinguishment of debt. See Note 16 of Consolidated Financial Statements.

(3) Represents the write-off, net of income tax benefits, of the unamortized balance of costs of business process engineering and information technology projects. See Note 20 of Notes to Consolidated Financial Statements.

(4) The share and per share information have been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was required to be adopted by the Company effective with its financial statements for the year ended December 31, 1997. See Notes 1(m) and 12 of Notes to Consolidated Financial Statements. The diluted weighted average number of common shares outstanding for each quarter other than the quarters ended December 31, 1996 and 1997 includes the assumed conversion of the convertible subordinated debentures into IHS Common Stock. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating diluted earnings per share. The diluted weighted average number of common shares outstanding for the quarters ended December 31, 1996 and 1997 does not include the assumed conversion of the convertible subordinated debentures or the related interest expense and underwriting costs, as such conversion would be anti-dilutive.

     From January 1, 1996 through December 31, 1997, the Company acquired 81 geriatric care facilities (including 29 facilities which it had previously managed but excluding the 38 facilities held for sale), leased 105 geriatric care facilities (26 of which had previously been managed) and entered into management agreements to manage 63 geriatric care facilities. During this period, the Company sold its interest in two geriatric care facilities and seven retirement facilities (five owned and two leased) and agreements to manage 88 facilities were terminated. In addition, during this period the Company opened 15 MSUs totalling 184 beds and expanded existing MSUs (including MSUs opened during this period) by 384 beds. During this period, the Company's sold its pharmacy and assisted living divisions. See "-- Acquisition and Divestiture History -- Divestitures."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not Applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                      -----
     Independent Auditors' Report .................................................     59
     Consolidated Balance Sheets at December 31, 1996 and 1997 ....................     60
     Consolidated Statements of Operations for the years ended December 31, 1995,
       1996 and 1997 ..............................................................     61
     Consolidated Statements of Stockholders' Equity for the years ended Decem-
       ber 31, 1995, 1996 and 1997 ................................................     62
     Consolidated Statements of Cash Flows for the years ended December 31, 1995,
       1996 and 1997 ..............................................................     63
     Notes to Consolidated Financial Statements ...................................     64
     Schedule II -- Valuation and Qualifying Accounts .............................    102

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Health Services, Inc. and subsidiaries at December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1(k) and 19 to the consolidated financial statements, in 1995 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Also, effective January 1, 1996, the Company changed its accounting method from deferring and amortizing pre-opening costs of medical specialty units to recording them as an expense when incurred.

                                          KPMG PEAT MARWICK LLP

Baltimore, Maryland
March 25, 1998

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)

                                                                                 DECEMBER 31,
                                                                        ------------------------------
                                                                             1996            1997
                                                                        -------------   --------------
                                ASSETS
Current Assets:
 Cash and cash equivalents ..........................................    $   39,028       $   52,965
 Temporary investments ..............................................         2,044            8,042
 Patient accounts and third-party payor settlements receivable,
   net (note 3) .....................................................       326,883          603,432
 Inventories, prepaid expenses and other current assets .............        26,243           53,152
 Income tax receivable ..............................................        20,992               --
                                                                         ----------       ----------
   Total current assets .............................................       415,190          717,591
Property, plant and equipment, net (note 5) .........................       864,335        1,318,633
Assets held for sale (note 2) .......................................            --          111,629
Intangible assets (notes 2 and 6) ...................................       572,159        2,815,272
Investments in and advances to affiliates (note 4) ..................        76,047           19,527
Other assets ........................................................        65,376           80,492
                                                                         ----------       ----------
   Total assets .....................................................    $1,993,107       $5,063,144
                                                                         ==========       ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt (note 8) ......................    $   16,547       $   36,081
 Accounts payable and accrued expenses (note 7) .....................       341,094          615,967
 Income tax payable .................................................            --            2,426
                                                                         ----------       ----------
   Total current liabilities ........................................       357,641          654,474
                                                                         ----------       ----------
Long-term debt (note 8):
 Revolving credit and term loan facility less current maturities.....       342,650        1,673,500
 Mortgages and other long-term debt less current maturities .........        71,800          167,606
 Subordinated debt ..................................................       623,750        1,361,046
                                                                         ----------       ----------
   Total long-term debt .............................................     1,038,200        3,202,152
                                                                         ----------       ----------
Other long-term liabilities (note 9) ................................        33,851          113,042
Deferred income taxes (note 13) .....................................        22,283               --
Deferred gain on sale-leaseback transactions ........................         6,267            5,315
Commitments and contingencies (notes 4, 9, 10, 11, 14 and 21)
Stockholders' equity (note 11): .....................................
 Preferred stock, authorized 15,000,000 shares; no shares issued
   and outstanding in 1996 and 1997 .................................            --               --
 Common stock, $0.001 par value. Authorized 150,000,000 shares;
   issued 23,628,250 shares in 1996 and 43,098,373 shares in 1997
   (including 548,500 treasury shares in 1997) ......................            24               43
 Additional paid-in capital .........................................       445,667        1,062,436
 Retained earnings ..................................................        79,814           45,495
 Unrealized gain on available for sale securities ...................         9,360               --
 Treasury stock, at cost (548,500 shares in 1997) ...................            --          (19,813)
                                                                         ----------       ----------
   Total stockholders' equity .......................................       534,865        1,088,161
                                                                         ----------       ----------
   Total liabilities and stockholders' equity .......................    $1,993,107       $5,063,144
                                                                         ==========       ==========


          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                  1995             1996            1997
                                                             --------------   -------------   -------------
Net revenues:
 Basic medical services ..................................     $  368,569      $  389,773      $  382,274
 Specialty medical services ..............................        770,554         999,209       1,571,704
 Management services and other ...........................         39,765          45,713          39,219
                                                               ----------      ----------      ----------
   Total revenues ........................................      1,178,888       1,434,695       1,993,197
                                                               ----------      ----------      ----------
Costs and expenses:
 Operating expenses:
   Salaries, wages, and benefits .........................        549,766         694,137         962,886
   Other operating expenses ..............................        338,785         399,811         516,120
 Corporate administrative and general ....................         56,016          60,976          76,824
 Depreciation and amortization ...........................         39,961          41,681          70,750
 Rent (note 10) ..........................................         66,125          77,785         105,136
 Interest (net of investment income of $1,876 in 1995,
   $2,233 in 1996 and $7,629 in 1997) (note 8) ...........         38,977          64,110         115,201
 Loss on impairment of long-lived assets and other
   non-recurring charges (income), net (notes 6 and 19)           132,960         (14,457)        133,042
                                                               ----------      ----------      ----------
   Total costs and expenses ..............................      1,222,590       1,324,043       1,979,959
                                                               ----------      ----------      ----------
   Earnings  (loss)  before  equity in earnings
    of  affiliates,  income  taxes,extraordinary items
    and cumulative effect of accounting change ...........        (43,702)        110,652          13,238
Equity in earnings of affiliates (note 4) ................          1,443             828              88
                                                               ----------      ----------      ----------
   Earnings (loss) before income taxes, extraordinary
    items and cumulative effect of accounting change.             (42,259)        111,480          13,326
Federal and state income taxes (note 13) .................        (16,270)         63,715          24,449
                                                               ----------      ----------      ----------
   Earnings (loss) before extraordinary items and cu-
    mulative effect of accounting change .................        (25,989)         47,765         (11,123)
Extraordinary items (note 16) ............................          1,013           1,431          20,552
                                                               ----------      ----------      ----------
   Earnings (loss) before cumulative effect of account-
    ing change ...........................................        (27,002)         46,334         (31,675)
Cumulative effect of accounting change (note 20) .........             --              --           1,830
                                                               ----------      ----------      ----------
   Net earnings (loss) ...................................     $  (27,002)     $   46,334      $  (33,505)
                                                               ==========      ==========      ==========
Per Common Share -- basic:
 Earnings (loss) before extraordinary items and cumu-
   lative effect of accounting change ....................     $    (1.21)     $     2.12      $    (0.39)
 Earnings (loss) before cumulative effect of accounting
   change ................................................        (  1.26)           2.06         (  1.12)
 Net earnings (loss) .....................................     $    (1.26)     $     2.06      $    (1.19)
                                                               ==========      ==========      ==========
Per Common Share -- diluted:
 Earnings (loss) before extraordinary items and cumu-
   lative effect of accounting change ....................     $    (1.21)     $     1.83      $    (0.39)
 Earnings (loss) before cumulative effect of accounting
   change ................................................        (  1.26)           1.78         (  1.12)
 Net earnings (loss) .....................................     $    (1.26)     $     1.78      $    (1.19)
                                                               ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                         ADDITIONAL
                                                   PREFERRED   COMMON      PAID-IN
                                                     STOCK      STOCK      CAPITAL
                                                  ----------- -------- --------------
Balance at December 31, 1994 ....................     $--        $21     $  392,402
 Issuance of 385,216 common shares in
  connection with acquisitions ..................      --          1          9,794
 Issuance of warrants in connection with
  acquisitions ..................................      --         --            339
 Issuance of 49,377 common shares in con-
  nection with employee stock purchase
  plan ..........................................      --         --          1,339
 Acquisition of 400,600 common shares of
  treasury stock ................................      --         --             --
 Exercise of employee stock options for
  340,244 common shares .........................      --         --          5,676
 Exercise of warrants for 44,181 common
  shares ........................................      --         --            795
 Declaration of cash dividend, $0.02 per
  common share ..................................      --         --             --
 Net loss .......................................      --         --             --
                                                      ---        ---     ----------
Balance at December 31, 1995 ....................      --         22        410,345
                                                      ---        ---     ----------
 Issuance of 1,632,873 common shares in
  connection with acquisitions and man-
  agement agreements ............................      --          2         35,435
 Re-issuance of 400,600 common shares of
  treasury stock in payment of earn-out in
  connection with prior acquisitions ............      --         --         (3,592)
 Issuance of 68,661 common shares in con-
  nection with employee stock purchase
  plan ..........................................      --         --          1,401
 Exercise of employee stock options for
  141,382 common shares .........................      --         --          2,078
 Unrealized gain on available for sale secu-
  rities ........................................      --         --             --
 Declaration of cash dividend, $0.02 per
  common share ..................................      --         --             --
 Net earnings ...................................                 --             --
                                                                 ---     ----------
Balance at December 31, 1996 ....................      --         24        445,667
                                                      ---        ---     ----------
 Issuance of 976,504 shares of common
  stock in payment of earn-out in connec-
  tion with prior acquisition ...................      --          1         26,438
 Issuance of 16,993,217 common shares in
  connection with acquisitions ..................      --         17        553,385
 Issuance of 81,434 common shares in con-
  nection with employee stock purchase
  plan ..........................................      --         --          1,757
 Exercise of employee stock options for
  1,418,968 common shares .......................      --          1         28,169
 Tax benefit arising from exercise of em-
  ployee stock options ..........................      --         --          7,020
 Reversal of unrealized gain on available for
  sale securities ...............................      --         --             --
 Acquisition of 548,500 common shares of
  treasury stock ................................      --         --             --
 Declaration of cash dividend, $0.02 per com-
  mon share .....................................      --         --             --
 Net loss .......................................      --         --             --
                                                      ---        ---     ----------
Balance at December 31, 1997 ....................     $--        $43     $1,062,436
                                                      ===        ===     ==========


                                                                 UNREALIZED
                                                                   GAIN ON
                                                                AVAILABLE FOR
                                                    RETAINED        SALE        TREASURY
                                                    EARNINGS     SECURITIES       STOCK         TOTAL
                                                  ------------ -------------- ------------ --------------
Balance at December 31, 1994 ....................  $   61,388    $      --     $      --     $  453,811
 Issuance of 385,216 common shares in
  connection with acquisitions ..................          --           --            --          9,795
 Issuance of warrants in connection with
  acquisitions ..................................          --           --            --            339
 Issuance of 49,377 common shares in con-
  nection with employee stock purchase
  plan ..........................................          --           --            --          1,339
 Acquisition of 400,600 common shares of
  treasury stock ................................          --           --       (12,790)       (12,790)
 Exercise of employee stock options for
  340,244 common shares .........................          --           --            --          5,676
 Exercise of warrants for 44,181 common
  shares ........................................          --           --            --            795
 Declaration of cash dividend, $0.02 per
  common share ..................................        (435)          --            --           (435)
 Net loss .......................................     (27,002)          --            --        (27,002)
                                                   ----------    ---------     ---------     ----------
Balance at December 31, 1995 ....................      33,951           --       (12,790)       431,528
                                                   ----------    ---------     ---------     ----------
 Issuance of 1,632,873 common shares in
  connection with acquisitions and man-
  agement agreements ............................          --           --            --         35,437
 Re-issuance of 400,600 common shares of
  treasury stock in payment of earn-out in
  connection with prior acquisitions ............          --           --        12,790          9,198
 Issuance of 68,661 common shares in con-
  nection with employee stock purchase
  plan ..........................................          --           --            --          1,401
 Exercise of employee stock options for
  141,382 common shares .........................          --           --            --          2,078
 Unrealized gain on available for sale secu-
  rities ........................................          --        9,360            --          9,360
 Declaration of cash dividend, $0.02 per
  common share ..................................        (471)          --            --           (471)
 Net earnings ...................................      46,334           --            --         46,334
                                                   ----------    ---------     ---------     ----------
Balance at December 31, 1996 ....................      79,814        9,360            --        534,865
                                                   ----------    ---------     ---------     ----------
 Issuance of 976,504 shares of common
  stock in payment of earn-out in connec-
  tion with prior acquisition ...................          --           --            --         26,439
 Issuance of 16,993,217 common shares in
  connection with acquisitions ..................          --           --            --        553,402
 Issuance of 81,434 common shares in con-
  nection with employee stock purchase
  plan ..........................................          --           --            --          1,757
 Exercise of employee stock options for
  1,418,968 common shares .......................          --           --            --         28,170
 Tax benefit arising from exercise of em-
  ployee stock options ..........................          --           --             -          7,020
 Reversal of unrealized gain on available for
  sale securities ...............................          --       (9,360)           --         (9,360)
 Acquisition of 548,500 common shares of
  treasury stock ................................          --           --       (19,813)       (19,813)
 Declaration of cash dividend, $0.02 per com-
  mon share .....................................        (814)          --            --           (814)
 Net loss .......................................     (33,505)          --            --        (33,505)
                                                   ----------    ---------     ---------     ----------
Balance at December 31, 1997 ....................  $   45,495    $      --     $ (19,813)    $1,088,161
                                                   ==========    =========     =========     ==========

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)


                                                                                YEARS ENDED DECEMBER 31,

                                                                      --------------------------------------------
                                                                           1995           1996           1997
                                                                      -------------- ------------- ---------------
Cash flows from operating activities:

 Net earnings (loss) ................................................   $  (27,002)   $   46,334    $    (33,505)
 Adjustments to reconcile net earnings (loss) to net cash pro-
   vided by operating activities: ...................................
   Extraordinary items ..............................................        1,647         2,327          33,690
   Loss from impairment of long-lived assets and other non-
    recurring charges (income) ......................................      131,021       (14,457)        133,042
   Cumulative effect of accounting change ...........................           --            --           3,000
   Undistributed results of affiliates ..............................         (431)            2             157
   Depreciation and amortization ....................................       39,961        41,681          70,750
   Deferred income taxes and other non-cash items ...................      (22,920)        3,462         (30,139)
   Amortization of deferred gain on sale-leaseback ..................       (1,018)         (982)         (1,035)
   Increase in patient accounts and third-party payor settlements
    receivable ......................................................      (62,512)      (44,232)        (50,041)
   (Increase) decrease in supplies, inventories, prepaid expenses
    and other current assets ........................................       (6,121)           82         (14,403)
   Increase (decrease) in accounts payable and accrued expenses              1,177         4,086         (88,789)
   (Increase) decrease in income taxes receivable ...................      (16,517)       (4,475)         20,992
   (Decrease) increase in income taxes payable ......................       (5,686)           --           2,426
                                                                        ----------    ----------    ------------
    Net cash provided by operating activities .......................       31,599        33,828          46,145
                                                                        ----------    ----------    ------------
Cash flows from financing activities: ...............................
 Proceeds from issuance of capital stock, net .......................        8,399         3,479          29,927
 Proceeds from long-term borrowings .................................      510,659     1,087,175       3,280,565
 Repayment of long-term borrowings ..................................     (307,440)     (830,434)     (1,532,276)
 Deferred financing costs ...........................................       (5,512)      (10,251)        (45,500)
 Payment of prepayment premiums and fees on debt extinguish-
   ment .............................................................           --            --         (23,598)
 Purchase of treasury stock .........................................      (12,790)           --         (19,813)
 Dividends paid .....................................................         (398)         (435)           (471)
                                                                        ----------    ----------    ------------
    Net cash provided by financing activities .......................      192,918       249,534       1,688,834
                                                                        ----------    ----------    ------------
Cash flows from investing activities: ...............................
 Purchases of temporary investments .................................         (401)       (5,645)       (828,505)
 Sales of temporary investments .....................................          672         5,988         822,507
 Business acquisitions ..............................................      (82,686)     (242,819)     (1,560,396)
 Purchases of property, plant, and equipment ........................     (145,065)     (145,902)       (126,860)
 Disposition of assets ..............................................       33,153       136,709          54,137
 Payment of termination fees and other costs of terminated
   merger ...........................................................           --            --         (27,555)
 Payments of severance fees related to acquisition and other
   costs ............................................................           --            --         (10,492)
 Intangible assets ..................................................      (14,183)           --              --
 Investment in affiliates and other assets ..........................      (37,779)      (31,582)        (43,878)
                                                                        ----------    ----------    ------------
   Net cash used by investing activities ............................     (246,289)     (283,251)     (1,721,042)
                                                                        ----------    ----------    ------------
   Increase (decrease) in cash and equivalents ......................      (21,772)          111          13,937
Cash and cash equivalents, beginning of period ......................       60,689        38,917          39,028
                                                                        ----------    ----------    ------------
Cash and cash equivalents, end of period ............................   $   38,917    $   39,028          52,965
                                                                        ==========    ==========    ============

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Basis of Presentation

     Integrated Health Services, Inc. (IHS), a Delaware corporation, was formed on March 25, 1986. The consolidated financial statements include the accounts of IHS and its majority-owned and controlled subsidiaries (the Company). In consolidation, all significant intercompany balances and transactions have been eliminated. Investments in affiliates in which the Company has significant influence but less than majority ownership and control are accounted for by the equity method (see note 4).

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

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

  (g) Deferred Pre-opening Costs

     Through December 31, 1995, direct costs incurred to initiate and implement new medical specialty units (MSUs) at nursing facilities (e.g., respiratory therapy, rehabilitation and Alzheimers' units) were deferred during the pre-opening period and amortized on a straight-line basis over five years, which corresponded to the period over which the Company receives reimbursement from Medicare. Effective January 1, 1996, the Company changed its policy to expense such costs when incurred (see note 19).

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

  (j) Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") in accounting for its stock options. Additional information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFASNo. 123") is discussed in note 11.

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

  (k) Impairment of Long-Lived Assets -(CONTINUED)

     In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are changed, the carrying value of affected assets is allocated over the remaining lives.

     Prior to adoption of SFAS No. 121 in 1995, the Company performed its analyses of impairment of long-lived assets by consideration of the projected undiscounted cash flows on an entity-wide basis. The effect of the adoption of SFAS 121 in December 1995 required the Company to perform this analysis on a facility-by-facility and individual business unit basis. This resulted in the recognition of a loss on impairment of long-lived assets (see note 19). If the facility-by-facility and individual business unit analysis had been adopted prior to December 1995, the Company may have incurred the loss on impairment of long-lived assets prior to December 1995.

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

  (m) Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") during the fourth quarter of the year ended December 31, 1997. SFAS No. 128 establishes revised standards for computing and presenting earnings per share ("EPS") data. Additional information required by SFAS No. 128 is discussed in Note 12.

  (n) Business and Credit Concentrations

     The Company's medical services revenues are generated through approximately 2,000 service locations in 48 states and the District of Columbia, including 312 owned, leased and managed geriatric care facilities (excluding 38 facilities held for sale). The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignments of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations) (see note 3).

  (o) Merger with IntegraCare, Inc.

     In August 1995, the Company merged with IntegraCare, Inc. (Integra) which provides physical, occupational and speech services to skilled nursing facilities, hospitals, outpatient clinics, home health agencies and schools in Florida. The Company exchanged 681,723 shares of its Common Stock for all of the outstanding stock of Integra. The merger was accounted for using the pooling of interests method and the consolidated financial statements and related notes for 1995 have been restated to combine the financial data of the Company and Integra for those periods. The accounting practices of the Company and Integra were comparable; therefore, no adjustments to net assets of either enterprise were required to effect the combination. The consolidated statements of operations include revenues of $17,886 in 1995 and net earnings of $891 in 1995 related to the operations of Integra prior to the date of the merger.

  (p) Management Agreements

     IHS manages geriatric care facilities under contract for others for a fee which generally is equal to 4% to 8% of the gross revenue of the geriatric care facility. Under the terms of the contract, IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services,

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

  (p) Management Agreements -(CONTINUED)

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

  (q) Assets held for Sale

     Assets held for sale represent the assets of 19 geriatric care facilities acquired in connection with the acquisition of Community Care of America, Inc., 20 geriatric care facilities acquired in connection with the acquisition of certain businesses from HEALTHSOUTH Corporation and two physician practices acquired in the acquisition of RoTech Medical Corporation which are intended to be sold within the next year (see note 2). Such amounts are carried at estimated net realizable value, less estimated carrying costs to be incurred during the holding period.

  (r) Derivative Financial Instruments

     The Company utilizes interest rate swap agreements to manage market risks and reduce its exposure resulting from fluctuations in interest rates. Amounts currently due to or from interest rate swap counterparties are recorded as adjustments to interest expense in the period in which they accrue. Gains or losses on terminated agreements are included in accounts payable and accrued expenses and amortized to interest expense over the shorter of the original term of the agreements or the life of the financial instruments to which they are matched.

  (s) Reclassifications

     Certain amounts presented in 1995 and 1996 have been reclassified to conform with the presentation for 1997.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

(2) BUSINESS ACQUISITIONS

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1997

     Acquisitions in 1997 and the manner of payment are summarized as follows:


MONTH                                TRANSACTION DESCRIPTION
----------- ------------------------------------------------------------------------

January Stock of In-Home Health Care, Inc., a home healthcare services pro-vider

February Assets of Portable X-Ray Labs, Inc., a mobile x-ray services provider

March Payment of earnout in connection with Achievement Rehab acquisi-tion in December 1993

June Stock of Health Care Industries, Inc., a home healthcare services provider

June Assets of Rehab Dynamics, Inc. and Restorative Therapy, Ltd., con-tract rehabilitation companies(2)

August      Stock of Ambulatory  Pharmaceutical Services, Inc. and APS American,
            Inc., home healthcare services providers

August      Stock of Arcadia Services, Inc., a home healthcare services provider

September   Stock and assets of Barton Creek  Healthcare,  Inc., a  home health-
            care services provider

September   Stock of  Community  Care of America,  Inc.,  an operator of skilled nursing facilities

October Assets of Coram Lithotripsy Division, an operator of lithotripsy units

October     Stock of RoTech Medical  Corporation,  a respiratory therapy company

November    Assets of Durham Meridian  Limited  Partnership  (Treyburn)

November Stock of HPC America, Inc., an operator of home infusion and home healthcare companies

November Assets of Richards Medical Company, Inc., a respiratory therapy com-pany

November Assets of Central Medical Supply Company, Inc., a respiratory therapy company

November    Assets of Hallmark Respiratory Care, a respiratory  therapy  company

November    Leasehold interest in Shadow Mountain, a skilled nursing facility

December    Assets of certain businesses owned by HEALTHSOUTH Corporation

December Assets of Sunshine Medical Equipment, Inc., a respiratory therapy company

December    Assets of Quest, Inc., a respiratory therapy company

Various     17 acquisitions, each with total costs of less than $2,000

Various     Cash payments of acquisition costs accrued

                            COMMON
                CASH        STOCK       ACCRUED
MONTH           PAID      ISSUED(1)   LIABILITIES    TOTAL COST
----------- ------------ ----------- ------------- -------------
January      $    3,200   $     --    $      250    $    3,450
February          4,900         --         1,300         6,200
March                --     26,439            --        26,439
June              1,825         --           500         2,325
June              8,203     11,460         2,500        22,163
August           18,125     18,125         1,950        38,200
August               --     17,169         3,000        20,169
September         4,857         --           280         5,137
September        99,883         --         5,995       105,878
October         131,000         --         7,500       138,500
October              --    506,648        22,597       529,245
November          4,775         --            --         4,775
November         26,127         --           825        26,952
November          1,993         --           160         2,153
November          1,872         --           178         2,050
November          3,768         --           145         3,913
November          4,020         --            42         4,062
December      1,159,142         --        50,980     1,210,122
December          3,290         --           270         3,560
December         33,000         --           385        33,385
Various           9,010         --           894         9,904
Various          41,406         --       (41,406)           --
             ----------   --------    ----------    ----------
             $1,560,396   $579,841    $   58,345    $2,198,582
             ==========   ========    ==========    ==========


----------
(1) Represents shares of IHS common stock as follows: 976,504 shares for the Achievement Rehab earnout; 331,379 shares for Rehab Dynamics and Restorative Therapy; 532,240 shares for Ambulatory Pharmaceutical Services and APS American; 531,198 shares for Arcadia Services; and 15,598,400 shares for RoTech Medical Corporation. Subsequent to December 31, 1997, the Company issued an additional 50,253 shares to the stockholders of Arcadia Services.

(2) Pursuant to an agreement with the former owners of Rehab Dynamics, Inc., an earnout of up to $11.7 million is potentially payable, 60% of which is to be in the Company's common stock.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(2) BUSINESS ACQUISITIONS -(CONTINUED)

The allocation of the total costs of the 1997 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                                   PROPERTY,
                                        CURRENT    PLANT AND   ASSETS HELD      OTHER
                                         ASSETS    EQUIPMENT     FOR SALE      ASSETS
                                      ----------- ----------- ------------- ------------
In-Home Health Care, Inc. ...........  $    989    $    229      $     --    $        7
Portable X-Ray Labs, Inc. ...........     1,309          --            --            11
Achievement Rehab ...................        --          --            --            --
Health Care Industries, Inc. ........       805         204            --            41
Rehab Dynamics, Inc. & Restor-
 ative Therapy, Ltd. ................     4,140         954            --           107
Ambulatory Pharmaceutical Ser-
 vices, Inc. & APS America, Inc. .        1,987          48            --             8
Arcadia Services, Inc. ..............     3,980         348            --         2,464
Barton Creek Healthcare, Inc. .......       884          96            --            --
Community Care of America, Inc. .        12,022      39,286        12,030       (11,111)
Coram Lithotripsy Division ..........     6,286       5,775            --         3,736
RoTech Medical Corporation ..........    95,274     119,724        16,000        10,086
Durham Meridian Limited Partner-
 ship ...............................     1,325       8,453            --           102
HPC America, Inc. ...................     3,882         754            --        (5,756)
Richards Medical Company, Inc. ......       228         279            --            --
Central Medical Supply Company,
 Inc. ...............................       283         173            --            --
Hallmark Respiratory Care ...........       617         391            --             3
Shadow Mountain .....................        --       4,062            --            --
HEALTHSOUTH
 Corporation businesses .............   176,031     232,864        80,647            --
Sunshine Medical Equipment, Inc......       374         200            --            --
Quest Inc. ..........................     3,164       2,207            --            17
Other acquisitions ..................       734         933            --            38
                                       --------    --------      --------    ----------
                                       $314,314    $416,980      $108,677    $     (247)
                                       ========    ========      ========    ==========


                                       INTANGIBLE     CURRENT      LONG-TERM       TOTAL
                                         ASSETS     LIABILITIES   LIABILITIES      COST
                                      ------------ ------------- ------------- ------------
In-Home Health Care, Inc. ...........  $    3,856   $     (797)   $     (834)   $    3,450
Portable X-Ray Labs, Inc. ...........       5,653         (297)         (476)        6,200
Achievement Rehab ...................      26,439           --            --        26,439
Health Care Industries, Inc. ........       2,505       (1,080)         (150)        2,325
Rehab Dynamics, Inc. & Restor-
 ative Therapy, Ltd. ................      21,478       (3,204)       (1,312)       22,163
Ambulatory Pharmaceutical Ser-
 vices, Inc. & APS America, Inc. .         41,624       (5,467)           --        38,200
Arcadia Services, Inc. ..............      39,233      (24,724)       (1,132)       20,169
Barton Creek Healthcare, Inc. .......       7,293       (3,136)           --         5,137
Community Care of America, Inc. .         109,682      (38,768)      (17,263)      105,878
Coram Lithotripsy Division ..........     162,625      (39,422)         (500)      138,500
RoTech Medical Corporation ..........     669,615     (244,665)     (136,789)      529,245
Durham Meridian Limited Partner-
 ship ...............................          --       (1,072)       (4,033)        4,775
HPC America, Inc. ...................      28,480           --          (408)       26,952
Richards Medical Company, Inc. ......       1,646           --            --         2,153
Central Medical Supply Company,
 Inc. ...............................       1,625          (31)           --         2,050
Hallmark Respiratory Care ...........       2,902           --            --         3,913
Shadow Mountain .....................          --           --            --         4,062
HEALTHSOUTH
 Corporation businesses .............     979,691     (158,068)     (101,043)    1,210,122
Sunshine Medical Equipment, Inc......       2,986           --            --         3,560
Quest Inc. ..........................      27,997           --            --        33,385
Other acquisitions ..................       9,755       (1,476)          (80)        9,904
                                       ----------   ----------    ----------    ----------
                                       $2,145,085   $ (522,207)   $ (264,020)   $2,198,582
                                       ==========   ==========    ==========    ==========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(2) BUSINESS ACQUISITIONS -(CONTINUED)

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1996

     Acquisitions in 1996 and the manner of payment are summarized as follows:


MONTH                               TRANSACTION DESCRIPTION
----------- ----------------------------------------------------------------------
January     Assets of Vintage Healthcare Center, a 110 bed facility in Denton,
            Texas

March Stock of Rehab Management Systems, Inc., a multi-state operator of outpatient rehabilitative clinics and inpatient therapy centers

May Assets of Hospice of the Great Lakes, Inc., an Illinois hospice ser-vice provider

May Preferred Care, Inc. purchase option deposits in connection with management agreements

August Stock of J.R. Rehab Associates, Inc., a North Carolina provider of rehabilitative therapy services to nursing homes, hospitals and oth-ers

August      Assets of Extendicare of Tennessee Inc., a home health provider

August Assets of Edgewater Home Infusion Services Inc., a home infusion services provider

September   Assets of Century  Health  Services  Inc.,  a home  health  provider

September   Stock of Signature Home Care, Inc., a home health provider

October Stock of First American Health Care of Georgia, Inc., a home health services provider

Various Litchfield Asset Management, Inc., purchase option deposits in con-nection with operating leases

November Assets of Mediq Mobile X-Ray Services, Inc., a mobile diagnostic service provider

November    Assets of Total Rehab  Services,  LLC and Total Rehab  Services  O2,
            LLC, a provider of contract rehabilitative and respiratory services

December Stock, at carryover basis, of Lifeway, Inc., a provider of physician management and disease management services

Various     Contingent purchase price payments on prior acquisition of The
            Rehab People in 1994

Various     7  acquisitions, each with total costs of less than $2,000

Various     Cash payments of acquisition costs accrued in 1995 and 1996

                          COMMON
               CASH       STOCK       ACCRUED
MONTH          PAID     ISSUED(1)   LIABILITIES   TOTAL COST
----------- ---------- ----------- ------------- -----------
January      $  6,900   $     --    $       --    $  6,900
March           2,000      8,000         2,900      12,900
May                --      8,200         1,000       9,200
May             3,100      7,250            --      10,350
August          2,100         --           200       2,300
August          3,411         --           200       3,611
August          7,974         --           300       8,274
September       3,992         --           200       4,192
September       6,447      4,725         2,500      13,672
October       154,084         --        22,000     176,084
Various         4,018         --            --       4,018
November        4,942      5,200         5,500      15,642
November        9,173      2,700         1,250      13,123
December          935     (1,440)          275        (230)
Various            --     10,000            --      10,000
Various         2,566         --            65       2,631
Various        31,177         --       (31,177)         --
             --------   --------    ----------    --------
             $242,819   $ 44,635    $    5,213    $292,667
             ========   ========    ==========    ========


----------
(1) Represents shares of IHS common stock as follows: 385,542 shares for RMS, 304,822 shares for Hospice, 305,300 shares for Preferred Care, 196,374 shares for Signature, 203,721 shares for Mediq, 106,559 shares for Total Rehab, 95,615 shares for Lifeway, and 435,540 shares for The Rehab People.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(2) BUSINESS ACQUISITIONS -(CONTINUED)

     The allocation of the total cost of the 1996 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                                         PROPERTY,
                                              CURRENT    PLANT AND     OTHER
                                               ASSETS    EQUIPMENT     ASSETS
                                            ----------- ----------- -----------
Vintage ...................................  $     --    $  6,900    $     --
Rehab Management Systems (RMS) ............     1,644       1,021         165
Hospice of the Great Lakes (Hospice) .             --         144          25
Preferred Care ............................        --      10,350          --
J.R. Rehab ................................       532         149          --
Extendicare ...............................     2,229          18          --
Edgewater .................................     1,789         160           1
Century ...................................     5,628         139         202
Signature .................................    19,938       7,521          99
First American ............................    44,608      22,438      73,226
Litchfield ................................        --       4,018          --
Mediq .....................................     4,518         431          21
Total Rehab ...............................     5,505         128          --
Lifeway ...................................       158         270          70
Rehab People ..............................        --          --          --
Other acquisitions ........................        --       1,863          --
                                             --------    --------    --------
                                             $ 86,549    $ 55,550    $ 73,809
                                             ========    ========    ========


                                             INTANGIBLE     CURRENT      LONG-TERM       TOTAL
                                               ASSETS     LIABILITIES   LIABILITIES       COST
                                            ------------ ------------- ------------- -------------
Vintage ...................................  $      --    $       --    $       --     $   6,900
Rehab Management Systems (RMS) ............     12,832        (1,848)         (914)       12,900
Hospice of the Great Lakes (Hospice) .           9,031            --            --         9,200
Preferred Care ............................         --            --            --        10,350
J.R. Rehab ................................      3,159        (1,540)           --         2,300
Extendicare ...............................      1,945          (581)           --         3,611
Edgewater .................................      7,685        (1,313)          (48)        8,274
Century ...................................     12,140       (13,917)           --         4,192
Signature .................................     21,122       (18,077)      (16,931)       13,672
First American ............................    227,406      (152,095)      (39,499)      176,084
Litchfield ................................         --            --            --         4,018
Mediq .....................................     15,600        (4,928)           --        15,642
Total Rehab ...............................     11,982        (4,492)           --        13,123
Lifeway ...................................         --          (728)           --          (230)
Rehab People ..............................     10,000            --            --        10,000
Other acquisitions ........................      1,600          (832)           --         2,631
                                             ---------    ----------    ----------     ---------
                                             $ 334,502    $ (200,351)   $  (57,392)    $ 292,667
                                             =========    ==========    ==========     =========

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1995

     Acquisitions in 1995 and the manner of payment are summarized as follows:



MONTH                                TRANSACTION DESCRIPTION
---------- ---------------------------------------------------------------------------
January    Assets of four ancillary service companies

February Assets of ProCare Group, Inc., and its affiliated entities, a home health service provider in Broward, Dade and Palm Beach counties, Florida

March Management agreement to manage 34 geriatric care facilities in Texas, California, Florida, Nevada and Mississippi (known collectively as the "Preferred Care Facilities")

March Stock of Samaritan Management, Inc., a hospice service provider in Michigan

March Substantially all the assets of Fidelity Health Care, Inc., a home healthcare, temporary staffing and infusion services provider in Ohio

June Stock of three ancillary service companies providing mobile x-ray and electrocardiagram services to long-term care and subacute care facilities

August Stock of Senior Life Care Enterprises, Inc. ("SLC"), a home health, supplemental staffing and management service provider

August     Stock of Avenel, a 120 bed facility in Plantation, Florida

August Hershey at Woodlands, a 213 bed nursing and personal care facility in Pennsylvania

November   Stock of Governor's Park, a 150 bed facility in Illinois

December   Stock  of  Carrington   Pointe,   an  assisted   living  facility  in
           Massachusetts

Various Litchfield Asset Management, Inc., purchase option deposits in con-nection with operating leases

Various    12 acquisitions,  each with total costs of less than $2,000

Various    Cash payments of acquisition costs accrued in 1994 and 1995


                         COMMON
              CASH       STOCK       ACCRUED
MONTH         PAID     ISSUED(1)   LIABILITIES   TOTAL COST
---------- ---------- ----------- ------------- -----------
January     $ 3,324     $   300     $      --     $ 3,624
February        300       3,600           675       4,575
March        10,200          --            --      10,200
March         5,500          --         1,000       6,500
March         2,140          --           350       2,490
June          2,200          --            --       2,200
August           --       6,000           700       6,700
August        6,360          --            --       6,360
August        2,100          --            --       2,100
November     10,035          --            --      10,035
December     11,800          --            --      11,800
Various       4,018          --            --       4,018
Various       8,461         234         1,065       9,760
Various      16,248          --       (16,248)         --
            -------     -------     ---------     -------
            $82,686     $10,134     $ (12,458)    $80,362
            =======     =======     =========     =======


----------
(1) Represents shares of IHS common stock as follows: 7,935 shares for four ancillary service companies, 95,062 shares for ProCare, 92,434 shares for the PCP earnout, and 189,785 shares for SLC.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(2) BUSINESS ACQUISITIONS -(CONTINUED)

     The allocation of the total cost of the 1995 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                                    PROPERTY,
                                          CURRENT   PLANT AND     OTHER     INTANGIBLE     CURRENT      LONG-TERM      TOTAL
                                           ASSETS   EQUIPMENT     ASSETS      ASSETS     LIABILITIES   LIABILITIES      COST
                                         --------- ----------- ----------- ------------ ------------- ------------- -----------
Four ancillary service companies .......  $    --   $    501     $    --     $  3,155     $      --     $     (32)   $  3,624
ProCare ................................       57        154          47        4,434            --          (117)      4,575
Preferred Care .........................       --     10,200          --           --            --            --      10,200
Samaritan of Michigan ..................      265         --          --        6,775          (540)           --       6,500
Fidelity ...............................        8        183          --        2,299            --            --       2,490
Diagnostics ............................       --        176          --        2,458          (434)           --       2,200
Senior Life Care Enterprises (SLC) .....    4,314        103        (202)       5,638        (1,428)       (1,725)      6,700
Avenel .................................       --      6,360          --           --            --            --       6,360
Hershey ................................       --      7,870          --           --            --        (5,770)      2,100
Governor's Park ........................      832      9,203          --           --            --            --      10,035
Carrington Pointe ......................       --     11,800          --           --            --            --      11,800
Litchfield .............................       --      4,018          --           --            --            --       4,018
Other acquisitions .....................      112      8,748        (140)       8,391          (851)       (6,500)      9,760
                                          -------   --------     -------     --------     ---------     ---------    --------
                                          $ 5,588   $ 59,316     $  (295)    $ 33,150     $  (3,253)    $ (14,144)   $ 80,362
                                          =======   ========     =======     ========     =========     =========    ========

     Unaudited pro forma combined results of operations of the Company giving effect to the foregoing acquisitions for the years ended December 31, 1996 and 1997 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1996.

                                                                                      YEARS ENDED
                                                                                     DECEMBER 31,
                                                                            -------------------------------
                                                                                  1996             1997
                                                                            ---------------   -------------
Revenues ................................................................     $ 3,541,385      $3,570,918
Earnings (loss) before extraordinary items and cumulative effect of ac-
 counting change ........................................................           2,305          (4,911)
Earnings (loss) before cumulative effect of accounting change ...........             874         (25,463)
Net earnings (loss) .....................................................             874         (27,293)
Per common share--basic:
 Earnings (loss) before extraordinary items and cumulative effect of
   accounting change ....................................................             0.06          (0.11)
 Earnings (loss) before cumulative effect of accounting change ..........             0.02          (0.57)
 Net earnings (loss) ....................................................             0.02          (0.61)



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

     In connection with its business acquisitions, the Company incurs transaction costs, costs to exit certain activities and costs to terminate or relocate certain employees of acquired companies. Liabilities accrued in the acquisition cost allocations represent direct costs of acquisitions, which consist primarily of transaction costs for legal, accounting and consulting fees, of $3,376 in 1995, $16,299 in 1996 and

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(2) BUSINESS ACQUISITIONS -(CONTINUED)

$66,440 in 1997, as well as exit costs and employee termination and relocation costs of $414 in 1995, $20,091 in 1996 and $33,220 in 1997. Accrued acquisition liabilities for exit costs and employee termination and relocation costs are recognized in accordance with EITF 95-3, "Recognition Of Liabilities In Connection With A Purchase Business Combination" and are summarized as follows for the years ended December 31, 1995, 1996 and 1997:

                                                                 EMPLOYEE
                                                              TERMINATION AND
                                                   EXIT         RELOCATION
                                                  COSTS            COSTS           TOTAL
                                               -----------   ----------------   -----------
Acquired companies - 1995 ..................    $     --        $     414        $     414
Payments charged against liability .........          --             (414)            (414)
Adjustments recorded to:
 Cost of acquisitions ......................          --               --               --
 Operations ................................          --               --               --
                                                --------        ---------        ---------
Balance at December 31, 1995 ...............          --               --               --
                                                --------        ---------        ---------
Acquired companies - 1996 ..................       8,203           11,888           20,091
Payments charged against liability .........      (2,326)          (6,198)          (8,524)
Adjustments recorded to:
 Cost of acquisitions ......................          --             (528)            (528)
 Operations ................................          --               --               --
                                                --------        ---------        ---------
Balance at December 31, 1996 ...............       5,877            5,162           11,039
                                                --------        ---------        ---------
Acquired companies - 1997 ..................      10,205           23,015           33,220
Payments charged against liability .........      (3,952)         (11,346)         (15,298)
Adjustments recorded to:
 Cost of acquisitions ......................      (1,925)             160           (1,765)
 Operations ................................          --               --               --
                                                --------        ---------        ---------
Balance at December 31, 1997 ...............    $ 10,205        $  16,991        $  27,196
                                                ========        =========        =========

     The Company has not finalized its plans to exit activities (exit plans) and to terminate or relocate employees (termination plans) of certain companies acquired in 1997. Accordingly, unresolved issues could result in additional liabilities and increases to the acquisition cost. These adjustments will be reported primarily as an increase or decrease in goodwill.

     The exit plans at December 31, 1997 consist of the discontinuation of certain activities of the businesses acquired from HEALTHSOUTH Corporation, Arcadia Services and Ambulatory Pharmaceutical Services, including estimates for costs related to the closure of duplicative facilities, lease termination fees and other exit costs as defined in EITF 95-3. Significant exit activities relating to the 1997 acquisitions are expected to be completed by December 31, 1998. The exit plans at December 31, 1996 consist primarily of the discontinuation of certain activities of First American, including estimates for costs related to the closure of duplicative facilities, lease termination fees and other exit costs as defined in EITF 95-3. Significant exit activities relating to the 1996 acquisitions were completed by December 31, 1997.

     The termination plans at December 31, 1997 relate primarily to the following employee groups with the indicated anticipated dates of completion of termination/relocation: businesses acquired from HEALTHSOUTH Corporation by December 1998, RoTech and the Lithotripsy Division of Coram by October 1998, Portable X-Ray Labs by February 1998, Rehab Dynamics by June 1998, Arcadia and Ambulatory Pharmaceutical Services by August 1998, and Community Care of America by September 1998. The termination plans at December 31, 1996 relate primarily to the following employee groups

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(2) BUSINESS ACQUISITIONS -(CONTINUED)

with the indicated dates of completion of termination/relocation: First American by October 1997, Mediq and Total Rehab by November 1997, RMS by March 1997, Signature by September 1997, Hospice of the Great Lakes by May 1997, and Edgewater by August 1997.

     In addition to the accrued acquisition liabilities described above, the Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must await additional information for the resolution or final measurement of such contingencies during the allocation period, which usually does not exceed one year from the date of acquisition. Accordingly, the effect of the resolution or final measurement of preacquisition contingencies during the allocation period is treated as an acquisition adjustment primarily to the amount of goodwill recorded. After the allocation period, such resolution or final measurement is recognized in the determination of net earnings. Preacquisition contingencies in connection with the Company's business acquisitions primarily relate to Medicare and Medicaid regulatory compliance matters, claims subject to intermediary audits, income tax matters and legal proceedings. During the three years ended December 31, 1997, the Company resolved or completed the final measurement of certain preacquisition contingencies related to business acquisitions. Accordingly, the Company adjusted the original allocation of these businesses by increasing goodwill, decreasing certain third-party payor settlements receivable, and increasing certain current liabilities. Management is aware of certain adjustments that might be required with respect to acquisitions recorded at December 31, 1997; accordingly, the original allocation could be adjusted to the extent that finalized amounts differ from the estimates.

(3) PATIENT ACCOUNTS AND THIRD-PARTY PAYOR SETTLEMENTS RECEIVABLE

     Patient accounts and third-party payor settlements receivable consist of the following as of December 31, 1996 and 1997:

                                                                            1996          1997
                                                                        -----------   -----------
Patient accounts receivable .........................................    $340,803      $726,149
Allowance for doubtful accounts .....................................      41,527       161,438
                                                                         --------      --------
                                                                          299,276       564,711
Third party payor settlements, less allowance for contractual adjust-
 ments of $14,979 and $19,827........................................      27,607        38,721
                                                                         --------      --------
                                                                         $326,883      $603,432
                                                                         ========      ========

     Gross patient accounts receivable and third-party payor settlements receivable from the Federal government (Medicare) were $148,791 and $260,463 at December 31, 1996 and 1997, respectively. Medicare receivables include pending requests for exceptions to the Medicare established routine cost limitations for the reimbursement of costs exceeding these limitations (before related allowances for contractual adjustments) of $15,640 and $12,803 at December 31, 1996 and 1997, respectively. Amounts receivable from various states (Medicaid) were $61,675 and $137,707 respectively, at such dates, which relate primarily to the states of Colorado, Florida, Nebraska, New Mexico, Pennsylvania and Texas.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The Company's investments in and advances to affiliates at December 31, 1996 and 1997 are summarized as follows:

                                                     1996        1997
                                                  ---------   ----------
Investments accounted for by the equity method:
 HPC ..........................................    $ 8,003     $    --
 Tutera .......................................      7,551       7,737
 Speciality ...................................      9,379       6,059
 Integrated Living Communities ................     24,531          --
 Other ........................................        799       4,000
                                                   -------     -------
                                                    50,263      17,796
 Other investments:
 Capstone Pharmacy Services, Inc. .............     24,019          --
 Other ........................................      1,765       1,731
                                                   -------     -------
                                                   $76,047     $19,527
                                                   =======     =======

     Investments in significant unconsolidated affiliates are summarized below.

HPC AMERICA, INC. (HPC)

     In September 1995, a wholly owned subsidiary of IHS (Southwood), invested $8,200 for a 40% interest in HPC America, Inc. ("HPC"), a Delaware corporation that operates home infusion and home healthcare companies, in addition to owning physician practices. Subject to certain material transactions requiring the approval of Southwood, the business was conducted under the direction of the Chief Executive Officer and President of HPC. Southwood had a right of first refusal to purchase the remaining 60% interest in HPC at any time through March 1997 and the exclusive right to purchase the remaining 60% interest in HPC for the six month period beginning March 1997, in each case based upon a multiple of HPC's earnings. Southwood purchased the remaining 60% interest in HPC (excluding the physician practices) for $26,127 and sold its 40% interest in HPC's physician practices in November 1997. (See note 2).

TUTERA HEALTH CARE MANAGEMENT, L.P.

     In January, 1993, a wholly-owned subsidiary of IHS, Integrated Health Services of Missouri, Inc. ("IHSM"), invested $4,650 for a 49% interest in Tutera Health Care Management, L.P. (the "Partnership" or "Tutera"), a partnership newly formed to manage and operate approximately 8,000 geriatric care and assisted retirement beds. Cenill, Inc., a wholly owned subsidiary of Tutera Group, Inc., is the sole general partner of the Partnership and owns a 51% interest therein. Subject to certain material transactions requiring the approval of IHSM, the business of the Partnership is conducted by its general partner. IHSM has the right to become a 51% owner and sole general partner of the Partnership, or to purchase the general partner's entire interest in the Partnership, in each case for a price based upon a multiple of the Partnership's earnings, under the following circumstances: (a) if earnings decline and the general partner fails to implement operational changes recommended by IHS; (b) if the general partner discontinues its relationship with the partnership and the general partner fails to accept IHS' suggested replacement; or (c) if the general partner defaults on its revolving credit and security agreement with Continental Bank and fails to pay obligations within 36 months of the default. The Company has guaranteed the debt of the partnership, up to $4,020, which debt bears interest at prime plus 1 3/4% and matures in October 1998.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES-(CONTINUED)

SPECIALITY CARE PLC

     In April 1993, a wholly owned subsidiary of IHS (Southwood), acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative convertible preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. The total cost of the investment was $748 for the common stock and $2,245 for the preferred stock. The preferred stock contains certain preferences as to liquidation. In 1994, Southwood loaned an additional $1,000 to Speciality bearing interest at 9%. In January 1995 Southwood applied $627 of the loan to pay for additional shares of common and preferred stock of Speciality subscribed for in November 1994.

     In June 1995 the Company loaned an additional $8,575 to Speciality bearing interest at 12%; this loan was subsequently repaid in August 1995. In addition the Company invested an additional $4,384 in Speciality. As a result of the Company's additional investment, the Company has a 21.30% interest in the common stock and a 63.65% interest in the 6% cumulative convertible preferred stock. Upon conversion of the preferred stock, the Company will own approximately 31.38% of Speciality (assuming no further issuances). IHS sold its interest in Speciality in 1998. (See note 23).

INTEGRATED LIVING COMMUNITIES, INC. (ILC)

     In November 1995, the Company formed ILC as a wholly-owned subsidiary to operate the Company's assisted living and other senior housing facilities owned, leased and managed by the Company. Following formation of ILC, the Company transferred to ILC as a capital contribution the Company's ownership interests in three facilities, condominium interests in three facilities and agreements to manage nine facilities (five of which have subsequently been terminated), and sublet to ILC two facilities. On October 9, 1996, ILC completed an initial public offering of its shares at $8.00 per share, in which ILC sold 2,800,000 shares and received aggregate net proceeds of approximately $19,100, and the Company sold 1,400,000 shares and received aggregate net proceeds of approximately $10,400. In addition, ILC repaid $7,400 owed to the Company. Following the offering, the Company owned 2,497,900 shares of ILC common stock, representing 37.3% of the outstanding ILC common stock, and loaned ILC $3,400. In the third quarter of 1997, the Company sold its remaining shares in ILC in connection with the purchase of ILC by Senior Lifestyle Corporation. The Company recognized a non-recurring gain of $3,914 on the sale, and received full payment of its loan to ILC.

CAPSTONE PHARMACY SERVICES, INC.

     On July 30, 1996, the Company sold its pharmacy division to Capstone Pharmacy Services, Inc. for a purchase price of $150,000, consisting of cash of $125,000 and unregistered shares of Capstone common stock having a value of approximately $25,000. The Company's investment in Capstone common stock represents less than 8% of the total Capstone shares. Such investment was recorded at carryover basis of $14,659 and classified as securities available for sale. An unrealized gain of $9,360 was reflected in stockholders' equity with respect to such investment, as the current market value of the Capstone shares at December 31, 1996 was $24,019. The Capstone shares were registered with the Securities and Exchange Commission in the first fiscal quarter of 1997 and, accordingly, the Company reversed the unrealized gain of $9,360 and recognized a nonrecurring gain of $7,580.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES-(CONTINUED)

     The Company's equity in earnings (loss) of affiliates for the years ended December 31, 1995, 1996 and 1997 is summarized as follows:

                                              1995         1996        1997
                                           ----------   ---------   ---------
HPC ....................................     $ (185)     $   82      $  253
Tutera .................................        960         883         486
Integrated Living Communities ..........         --        (241)       (440)
Speciality .............................        668         104        (211)
                                             ------      ------      ------
                                             $1,443      $  828      $   88
                                             ======      ======      ======

     At December 31, 1997 the Company's investment in Tutera exceeded its equity in the underlying net assets by $3,150, which is being amortized over 15 years. The Company received cash distributions from its affiliates of $1,012 in 1995, $830 in 1996 and $245 in 1997. During 1996, the Company's 250,000 common shares or $2,600 investment in Hearing Health Services, Inc. was repurchased for approximately $2,600. The Company continues to hold an investment in Hearing Health Services, Inc. preferred stock.

     Selected financial information for the combined affiliates accounted for under the equity method (excluding HPC and ILC in 1997) is as follows:

                             DECEMBER 31,     DECEMBER 31,
                                 1996             1997
                            --------------   -------------
Working capital .........      $  2,007         $ 4,870
Total assets ............       141,167          46,880
Long-term debt ..........        19,399          14,366
Equity ..................      $ 82,707         $24,367
                               ========         =======

                                      YEARS ENDED DECEMBER 31,
                                -------------------------------------
                                   1995          1996         1997
                                ----------   -----------   ----------
Revenues ....................    $64,294      $118,995      $ 38,621
Net earnings (loss) .........      1,316         1,550        (2,133)
                                 =======      ========      ========

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1996 and 1997 are summarized as follows:

                                                               1996          1997
                                                            ----------   ------------
Land ....................................................    $ 38,236    $   43,929
Buildings and improvements ..............................     356,063       638,919
Leasehold improvements and leasehold interests ..........     218,107       248,476
Equipment ...............................................     270,248       442,919
Construction in progress ................................      67,169        84,623
Pre-construction and pre-acquisition costs ..............      19,603         5,696
                                                             --------    ----------
                                                              969,426     1,464,562
Less accumulated depreciation and amortization ..........     105,091       145,929
                                                             --------    ----------
 Net property, plant and equipment ......................    $864,335    $1,318,633
                                                             ========    ==========

     Included in leasehold improvements and leasehold interests are purchase option deposits on 89 facilities of $74,131 at December 31, 1996, of which $29,375 is refundable, and $78,149 at December 31, 1997, of which $33,393 is refundable.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

(6) INTANGIBLE ASSETS

     Intangible assets are summarized as follows at December 31, 1996 and 1997:

                                                                              1996           1997
                                                                          -----------   -------------
Intangible assets of businesses acquired, primarily goodwill ..........    $570,651      $2,803,325
Deferred financing costs ..............................................      26,842          62,250
                                                                           --------      ----------
                                                                            597,493       2,865,575
Less accumulated amortization .........................................      25,334          50,303
                                                                           --------      ----------
 Net intangible assets ................................................    $572,159      $2,815,272
                                                                          ========      ==========

     The Company amortizes goodwill primarily over 40 years. Management regularly evaluates whether events or circumstances have occurred that would indicate an impairment in the value or the life of goodwill. In December 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying value of an asset, including goodwill, is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the related business unit to determine if an impairment loss should be recognized. Such impairment loss is determined by comparing the carrying amount of the asset, including goodwill, to its estimated fair value. With its adoption of SFAS 121 in December 1995, the Company performed the impairment analysis at the individual facility and business unit basis. Prior to the adoption of SFAS 121 the Company performed the analysis on an entity-wide basis (see note 19).

     In addition, in the fourth quarter of 1995 IHS adopted a change in accounting estimate and wrote-off $25,785 of deferred pre-opening costs (see note 19). Effective January 1, 1996, the Company changed its accounting method from deferring and amortizing pre-opening costs of medical specialty units to recording them as an expense when incurred.

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1996 and 1997 are summarized as follows:

                                                                          1996          1997
                                                                       ----------   -----------
   Accounts payable ................................................    $ 69,947     $261,290
   Accrued salaries and wages ......................................      68,058       70,417
   Accrued workers' compensation and other claims ..................      19,203       12,490
   Accrued interest ................................................      16,892       33,530
   Accrued acquisition liabilities (exit costs and employee termina-
     tion and relocation costs) ....................................       5,514       27,196
   Accrued transaction costs .......................................       5,525       40,489
   Other accrued expenses ..........................................     155,955      170,555
                                                                        --------     --------
                                                                        $341,094     $615,967
                                                                        ========     ========


               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

(8) LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1997 is summarized as follows:

                                                                                               1996        1997
                                                                                           ----------- ------------
Revolving credit and term loan facility notes:
 Revolving credit loans ..................................................................  $342,650    $  535,000
 Term loans ..............................................................................        --     1,150,000
                                                                                            --------    ----------
                                                                                             342,650     1,685,000
10.125% mortgage note payable in monthly installments of $64, including interest, due
 August 1997 .............................................................................     5,502            --
8.094% note payable, due December 2001 ...................................................     9,314         9,205
Prime plus 1.25% note payable (9.75% at December 31, 1997), due December 2000 ............     8,087         7,954
Mortgages payable in monthly installments of $62, including interest at rates ranging from
 9% to 14% ...............................................................................     8,604         7,264
9.75% mortgage note payable in monthly installments of $107, including interest, with
  final payment of $13,087 in October 1998................................................    13,332        13,198
Prime plus 1% (9.5% at December 31, 1997) note payable in monthly installments of $89,
 including interest, with final payment in January 2020 ..................................     9,793         9,671
Seller notes, interest rates ranging from 10% to 14%, with final payment of $2,971 in July
 2000 ....................................................................................     3,710         3,495
LIBOR plus 1.75% (7.72% at December 31, 1997) mortgage note payable in monthly in-
 stallments of $51, including interest, with final payment due December 2000..............     6,392         6,274
8.8% factored receivables note due December 8, 1998, interest payable monthly ............     5,000            --
Prime plus 1% note payable due May 1997 ..................................................     1,500            --
12.0% note payable in monthly installments of $153, including interest, with final payment
 due May 2000 ............................................................................     5,130         3,509
Mortgages payable in monthly installments of $89, including interest at rates ranging from
 10.09% to 10.64% ........................................................................        --         8,800
10.89% mortgage note payable in monthly installments of $41, including interest, due April
 2015 ....................................................................................        --         3,850
11.50% mortgage note payable in monthly installments of $65, including interest, due
  January 2006 ...........................................................................        --         4,981
11.00% mortgage note payable in monthly installments of $216, including interest, due
  December 2010 ..........................................................................        --        19,185
11.50% mortgage note payable in monthly installments of $55, including interest, due
  January 2006 ...........................................................................        --         4,197
10.95% mortgage note payable in monthly installments of $74, including interest, due
  January 2004 ...........................................................................        --         5,240
Obligations under capital leases bearing interest at 9.09% ...............................        --        46,185
11.00% mortgage note payable in monthly installments of $41, including interest, due
  December 2006 ..........................................................................        --         2,821
8.60% mortgage note payble in monthly installments of $30, including interest, due July           --         4,032
  2034 ...................................................................................
Unfavorable lease obligations in connection with business acquisitions ...................        --        10,000
Other ....................................................................................    11,983        22,326
Subordinated debt:
 5 3/4%  Convertible  Senior  Subordinated  Debentures due January 1, 2001, with
interest payable semi-annually on January 1 and July 1 ...................................   143,750       143,750
 6% Convertible Subordinated Debentures due December 31, 2003, with interest payable
   semi-annually on January 1 and July 1 .................................................   115,000       115,000
 5 1/4% Convertible Subordinated Debentures due June 1, 2003 of RoTech Medical Corpora-
   tion, with interest payable semi-annually on June 1 and December 1 ....................        --         2,164
 10 3/4% Senior Subordinated Notes due July 15, 2004, with interest payable semi-annually
  on January 15 and July 15 ..............................................................   100,000           107

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(8) LONG-TERM DEBT -(CONTINUED)

                                                                                               1996         1997
                                                                                           ------------ ------------
 9 5/8% Senior Subordinated Notes due May 31, 2002, with interest payable semi-annually
  on May 31 and November 30 ..............................................................     115,000           25
 10 1/4% Senior Subordinated Notes due April 30, 2006, with interest payable semi-annually
   on April 30 and October 30 ............................................................     150,000      150,000
 9 1/2% Senior Subordinated Notes due September 15, 2007, with interest payable semi-
   annually on March 15 and September 15 .................................................          --      450,000
 9 1/4% Senior Subordinated Notes due January 15, 2008, with interest payable semi-
   annually on January 15 and July 15 ....................................................          --      500,000
                                                                                               -------      -------
   Total subordinated debt ...............................................................     623,750    1,361,046
                                                                                               -------    ---------
Total debt ...............................................................................   1,054,747    3,238,233
Less current portion .....................................................................      16,547       36,081
                                                                                             ---------    ---------
 Total long-term debt, less current portion ..............................................  $1,038,200   $3,202,152
                                                                                            ==========   ==========

REVOLVING CREDIT AND TERM LOAN FACILITY

     On September 15, 1997, the Company entered into a $1,750,000 revolving credit and term loan facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility") to replace its existing $700,000 revolving credit facility. The New Credit Facility consists of a $750,000 term loan facility (the "Term Facility") and a $1,000,000 revolving credit facility, including a $100,000 letter of credit subfacility and a $10,000 swing line subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on September 17, 1997, matures on September 30, 2004 and will be amortized beginning December 31, 1998 as follows: 1998 -- $7,500; each of 1999, 2000, 2001 and 2002 -- $7,500 (payable in equal quarterly installments); 2003 -- $337,500 (payable in equal quarterly installments); and 2004 -- $375,000 (payable in equal quarterly installments). Any unpaid balance will be due on the maturity date. The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) one and three-quarters percent or two percent (depending on the ratio of the Company's Debt (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one-half percent or three-quarters of one percent (depending on the Debt/EBITDAR Ratio). The Term Facility can be prepaid at any time in whole or in part without penalty.

     In connection with the December 1997 acquisition of certain businesses from HEALTHSOUTH Corporation (see note 2), IHS and the lenders under the New Credit Facility amended the New Credit Facility to provide for an additional $400,000 term loan facility (the "Additional Term Facility") to finance a portion of the purchase price for the acquisition and to amend certain covenants to permit the consummation of the acquisition. The Additional Term Facility, which was borrowed at the closing of the acquisition, will mature on December 31, 2005, and will be amortized beginning December 31, 1998 as follows: 1998 -- $4,000; each of 1999, 2000, 2001, 2002 and 2003 -- $4,000 (payable in equal quarterly installments); 2004 -- $176,000 (payable in equal quarterly installments); and 2005 -- $200,000 (payable in equal quarterly installments). The Additional Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) two and one-quarter percent or two and one-half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or
(ii) the sum of (a) the higher of (1) Citibank, N.A.'s base

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(8) LONG-TERM DEBT -(CONTINUED)

rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one percent or one and one-quarter percent (depending on the Debt/EBITDAR Ratio). The Additional Term Facility can be prepaid at any time in whole or in part without penalty.

     The Revolving Facility will reduce to $800,000 on September 30, 2001 and $500,000 on September 30, 2002, with a final maturity on September 15, 2004; however, the $100,000 letter of credit subfacility and $10,000 swing line subfacility will remain at $100,000 and $10,000, respectively, until final maturity. The Revolving Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between three-quarters of one percent and one and three-quarters percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between zero percent and one-half percent (depending on the Debt/EBITDAR Ratio). Amounts repaid under the Revolving Facility may be reborrowed prior to the maturity date.

     The New Credit Facility limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, to purchase or redeem IHS' stock and to merge or consolidate with any other person. In addition, the New Credit Facility requires that IHS meet certain financial ratios, and provides the lenders with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments under the facility, if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins, IHS' Chairman and Chief Executive Officer, or a group managed by Dr. Elkins, owns more than 40% of IHS' stock. The New Credit Facility is guaranteed by all of IHS' subsidiaries (other than inactive subsidiaries) and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries.

     The New Credit Facility replaced the Company's $700,000 revolving credit facility (the "Prior Credit Facility"). As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $2,384 (net of related tax benefit of approximately $1,524) in the third quarter of 1997 resulting from the write-off of deferred financing costs of $3,908 related to the Prior Credit Facility. See note 16.

     In May 1996, IHS entered into a $700,000 revolving credit facility, including a $100,000 letter of credit subfacility, with Citibank, N.A., as administrative agent, and certain other lenders. The Prior Credit Facility consisted of a $700,000 revolving loan which reduced to $560,000 on June 30, 2000 and $315,000 on June 30, 2001, with a final maturity on June 30, 2002. The Prior Credit Facility was guaranteed by IHS' subsidiaries and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries. Loans under the Prior Credit Facility bore interest at a rate based on various market indices similar to those for the New Credit Facility (7.38% at December 31, 1996). On May 15, 1996, IHS borrowed $328,200 under the Prior Credit Facility to repay amounts outstanding under its $500,000 credit facility. See note 16.

     The Company utilizes interest rate swap agreements to manage interest rate exposure on its floating rate revolving credit and term loan facility. The principal objective of such contracts is to minimize the risks and/or costs associated with financial operating activities. Each interest rate swap is matched as a hedge against existing floating rate debt. The Company does not hold derivative financial instruments for trading or speculative purposes. At December 31, 1997, the Company had outstanding $1.05 billion notional amount of floating to fixed interest rate swap agreements. These swap agreements expire at various dates through 2004 and effectively convert an aggregate principal amount of $1.05 billion of variable rate long-term debt into fixed rate borrowings. The variable interest rates are based on the three month LIBOR rate (5.81% at December 31, 1997). The weighted average fixed interest rate under these agreements was 5.89% at December 31, 1997.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(8) LONG-TERM DEBT -(CONTINUED)

SUBORDINATED DEBT

     On September 11, 1997, IHS issued $500,000 aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2008 (the "9 1/4% Senior Notes"). Interest on the 9 1/4% Senior Notes is payable semi-annually on January 15 and July 15. The 9 1/4% Senior Notes are redeemable in whole or in part at the option of IHS at any time on or after January 15, 2003, at a price, expressed as a percentage of the principal amount, initially equal to 104.625% and declining to 100% on January 15, 2006, plus accrued interest thereon. In addition, IHS may redeem up to $166,667 aggregate principal amount of 9 1/4% Senior Notes at any time and from time to time prior to January 15, 2001 at a redemption price equal to 109.25% of the aggregate principal amount thereof, plus accrued interest thereon, out of the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture under which the 9 1/4% Senior Notes were issued). IHS used approximately $321,500 of the net proceeds to repay all amounts outstanding under the Company's $700,000 revolving credit facility and used the remaining approximately $164,900 of net proceeds to pay a portion of the purchase price for the acquisition of the businesses acquired from HEALTHSOUTH and for general corporate purposes, including working capital.

     In May 1997, the Company issued $450,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Senior Notes"). Interest on the 9 1/2% Senior Notes is payable semiannually on March 15 and September 15, commencing September 15, 1997. The 9 1/2% Senior Notes are redeemable for cash at any time on or after September 15, 2002, at the option of the Company, in whole or in part, initially at the redemption price equal to 104.75% of principal amount, declining to 100% of principal amount on September 15, 2005, plus accrued interest thereon to the date fixed for redemption. In addition, IHS may redeem up to $150,000 aggregate principal amount of 9 1/2% Senior Notes at any time and from time to time prior to September 15, 2000 at a redemption price equal to 108.50% of the aggregate principal amount thereof, plus accrued interest thereon, out of the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture under which the 9 1/2% Senior Notes were issued). The Company used approximately $247,200 of the net proceeds from the sale of the 9 1/2% Senior Notes to repurchase substantially all of its outstanding 9 5/8% Senior Subordinated Notes due 2002 and 10 3/4% Senior Subordinated Notes due 2004 and to pay pre-payment premiums, consent fees and accrued interest related to the repurchase; the remainder was used to repay a portion of the balance then outstanding under its revolving credit facility. In connection with the repurchase, the Company recorded an extraordinary loss of $18,168 (net of tax). See note 16.

     On May 29, 1996, the Company issued $150,000 aggregate principal amount of its 10 1/4% Senior Subordinated Notes due 2006 (the "10 1/4% Senior Notes"). Interest on the 10 1/4% Senior Notes is payable semi-annually on April 30 and October 30. The 10 1/4% Senior Notes are redeemable for cash at any time after April 30, 2001, at IHS' option, in whole or in part, initially at a redemption price equal to 105.125% of the principal amount, declining to 100% of the principal amount on April 30, 2004, plus accrued interest thereon to the date fixed for redemption. Because certain actions were not taken to effect an exchange offer within specified periods whereby each holder of 10 1/4% Senior Notes would be offered the opportunity to exchange such notes for new notes identical in all material respects to the 10 1/4% Senior Notes, except that the new notes would be registered under the Securities Act, the interest rate on the 10 1/4% Senior Notes increased to 10.5% beginning November 25, 1996, and continued to increase by 0.25% each 90 days until the exchange offer was commenced, which occurred on November 26, 1997.

     On May 18, 1995, the Company issued $115,000 aggregate principal amount of its 9 5/8% Senior Subordinated Notes due 2002, Series A (the "9 5/8% Senior Notes"). Interest on the 9 5/8% Senior Notes is payable semi-annually on May 31 and November 30. The 9 5/8% Senior Notes are not redeemable prior to maturity. On May 30, 1997, the Company repurchased $114,975 aggregate principal amount of the 9 5/8% Senior Notes pursuant to a cash tender offer. As a condition of the Company's obligation to

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(8) LONG-TERM DEBT -(CONTINUED)

repurchase tendered 9 5/8% Senior Notes, tendering holders consented to amendments to the indenture under which the 9 5/8% Senior Notes were issued which eliminated or modified most of the restrictive covenants previously contained in such indenture.

     On July 7, 1994, the Company issued $100,000 aggregate principal amount of its 10 3/4% Senior Subordinated Notes due 2004 (the "10 3/4% Senior Notes"). Interest on the 10 3/4% Senior Notes is payable semi-annually on January 15 and July 15. The 10 3/4% Senior Notes are redeemable in whole or in part at the option of the Company at any time on or after July 15, 1999, at a price, expressed as a percentage of the principal amount, initially equal to 105.375% and declining to 100% on July 15, 2002, plus accrued interest thereon. On May 30, 1997, the Company repurchased $99,893 aggregate principal amount of the 10 3/4% Senior Notes pursuant to a cash tender offer. As a condition of the Company's obligation to repurchase tendered 10 3/4% Senior Notes, tendering holders consented to amendments to the indenture under which the 10 3/4% Senior Notes were issued which eliminated or modified most of the restrictive covenants previously contained in such indenture.

     The Company's $115,000 aggregate principal amount of 6% convertible subordinated debentures (the "6% Debentures") are due December 31, 2003. The Company's 5 3/4% convertible senior subordinated debentures (the "5 3/4% Debentures") in the aggregate principal amount of $143,750 are due January 1, 2001. The $2,164 aggregate principal amount of 5 1/4% convertible subordinated debentures of RoTech Medical Corporation (the "5 1/4% Debentures") are due June 1, 2003. At any time prior to redemption or final maturity, the 5 3/4% Debentures, the 6% Debentures and the 5 1/4% Debentures are convertible into approximately 4,409,509 shares, 3,579,766 shares and 47,865 shares, respectively, of Common Stock of the Company at $32.60 per share, $32.125 per share and $45.21 per share, respectively, at the option of the holder, subject to adjustment upon the occurrence of certain events. The 5 3/4% Debentures, 6% Debentures and 5 1/4% Debentures are redeemable in whole or in part at the option of the Company at any time after January 2, 1997, January 1, 1996 and June 4, 1999, respectively, at initial redemption prices expressed as a percentage of principal of 103.29%, 104.2% and 103.0%, respectively.

     In the event of a change in control of IHS (as defined), each debt holder may require the Company to repurchase the debt, in whole or in part, at redemption prices of 100% of the principal amount in the case of the 5 3/4% Debentures, the 6% Debentures and the 5 1/4% Debentures and 101% of the principal amount in the case of the 10 3/4% Senior Notes, 9 5/8% Senior Notes, 10 1/4% Senior Notes, 9 1/2% Senior Notes and 9 1/4% Senior Notes.

     The indentures under which each of the 10 1/4% Senior Notes, the 9 1/2% Senior Notes and the 9 1/4% Senior Notes were issued contain certain covenants, including but not limited to, covenants with respect to the following matters:
(i) limitations on additional indebtedness unless certain coverage ratios are met; (ii) limitations on other subordinated debt; (iii) limitations on liens;
(iv) limitations on the issuance of preferred stock by IHS' subsidiaries; (v) limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person; and (ix) limitations on investments and loans. The indentures under which each of the 10 3/4% Senior Notes and 9 5/8% Senior Notes were issued contain certain limited covenants, including a covenant with respect to the application of the proceeds of certain asset sales.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(8) LONG-TERM DEBT -(CONTINUED)

     At December 31, 1997, the aggregate maturities of long-term debt for the five years ending December 31, 2002 and thereafter are as follows:


   1998 ...............   $   36,081
   1999 ...............       30,166
   2000 ...............       27,079
   2001 ...............      305,639
   2002 ...............      315,496
   Thereafter .........    2,523,772
                          ----------
                          $3,238,233

                          ==========

     Interest capitalized to construction in progress was $5,155 in 1995, $3,800 in 1996 and $3,600 in 1997.

(9) OTHER LONG-TERM LIABILITIES AND CONTINGENCIES RELATED TO FIRST AMERICAN

 ACQUISITION

     As indicated in note 2, the Company acquired all of the outstanding stock of First American Health Care of Georgia, Inc. in October 1996. The purchase price includes contingent payments, certain of which have been determined to be probable, and the present value thereof is recorded as other long-term liabilities as of December 31, 1996 and 1997.

     Prior to its acquisition by the Company, First American was under protection of the U.S. Bankruptcy Court, with which it had filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on February 21, 1996 (the petition date) following its and its two principal shareholders' convictions on multiple counts of having made improper Medicare reimbursement claims. Immediately preceding the Chapter 11 filing, First American and its principal shareholders had entered into a merger agreement with the Company. In connection with the bankruptcy proceedings and the establishment and approval of First
American's plan of reorganization, the merger agreement was amended and confirmed by the Bankruptcy Court on October 4, 1996.

     Pursuant to the terms of the First American plan of reorganization and the amended merger agreement, the purchase price included contingent payments of up to $155,000. The merger agreement provided that the contingent payments will be payable (1) if legislation is enacted that changes the Medicare reimbursement methodology for home health services to a prospectively determined rate methodology, in whole or in part, or (2) if, in respect to payments contingently payable for any year through 2003, the percentage increase through 2004 in the seasonally unadjusted Consumer Price Index for all Urban Consumers for the Medical Care expenditure category (the "Medical CPI") is less than 8%. If payable, the contingent payments will be due on February 14 as follows: $10,000 in 2000; $40,000 in 2001; $51,000 in 2002; $39,000 in 2003; and $15,000 in 2004.
The contingent payments would be payable to the Health Care Financing Administration ("HCFA") for $140,000 and to the former shareholders of First American for $15,000.

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

     The Company has accrued the present value of the payments contingently payable to HCFA and the former shareholders of First American of $10,000 in 2000 and $40,000 in 2001 at December 31, 1996 and the Company accrued the present value of the remaining payments at December 31, 1997. The present value of these payments of $33,851 at December 31, 1996 and $113,042 at December 31, 1997 was determined using a discount rate of 8% per annum from the dates of probable payment. The entire

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(9) OTHER LONG-TERM LIABILITIES AND CONTINGENCIES RELATED TO FIRST AMERICAN ACQUISITION -(CONTINUED)

amount is now considered probable because the Balanced Budget Act of 1997, enacted in August 1997, requires the implementation of a prospective payment system for home nursing services starting with cost reporting periods beginning after October 1, 1999. The contingent payments due in 2000 and 2001 were considered probable at December 31, 1996 because management believed the anticipated Medical CPI in 1999 and 2000 would probably trigger the required payments; however, management was unable to predict at the time what the Medical CPI will be in years subsequent to 2000.

(10) LEASES

     The Company has entered into operating leases as lessee of 180 health care facilities and certain office facilities expiring at various dates through February 2020. Minimum rent payments due under operating leases in effect at December 31, 1997 are summarized as follows:

       1998 .......................  $ 86,643
       1999 .......................    83,524
       2000 .......................    82,883
       2001 .......................    73,557
       2002 .......................    64,388
       Subsequent to 2002 .........   313,897
                                     --------
        Total .....................  $704,892
                                     ========

     The Company also leases equipment under short-term operating leases having rentals of approximately $27,656 per year.

     The leases of health care facilities provide renewal options for various terms at fair market rentals at the expiration of the initial term, except for leases of three facilities which have no renewal options. The Company generally has the option or right of first refusal to purchase the facilities at fair market value determined by independent appraisal (or by formula based upon the cash flow of the facility, as defined) or, with respect to certain leases, at a fixed price representing the fair market value at the inception of the lease. Under certain conditions, the Company may be required to exercise the options to buy the facilities. In connection with 55 leases the Company has paid purchase option deposits aggregating $57,599 at December 31, 1997, of which $33,393 is refundable. The Company has also guaranteed approximately $6,600 of indebtedness of a lessor of one facility.

     Minimum rentals are generally subject to adjustment based on the consumer price index or the annual rate of five year U.S. Treasury securities. Also, the leases generally provide for contingent rentals, based on gross revenues of the facilities in excess of base year amounts, and additional rental obligations for real estate taxes, utilities, insurance and repairs. Contingent rentals were $2,777 in 1995, $3,565 in 1996 and $2,744 in 1997.

(11) CAPITAL STOCK

     The Company is authorized to issue up to 150,000,000 shares of common stock and 15,000,000 shares of preferred stock. The Board of Directors is authorized to issue shares of preferred stock in one or more series and to determine and fix the rights, preferences and privileges of each series, including dividend rights and preferences, conversion rights, voting rights, redemption rights and the terms of any sinking fund. The issuance of such preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock, including the loss of voting control to others. As of December 31, 1996 and 1997, there were no shares of preferred stock outstanding.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(11) CAPITAL STOCK -(CONTINUED)



     In addition, IHS has designated 750,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock, $.01 par value per share. The IHS Stockholders' Rights Plan ("IHS Rights Plan") provides that one preferred stock purchase right ("Right") will be issued with each share of IHS common stock prior to the earlier of (a) 10 days following a public announcement that an individual or group has acquired beneficial ownership of 20% or more of the outstanding common stock or (b) 10 business days following the commencement of a tender or exchange offer resulting in the beneficial ownership by a person or group of 20% or more of the outstanding common stock. When exercisable, each Right entitles the registered holder to purchase from IHS one one-hundredth of a share of Series A preferred stock at a price of $135.00 per one one-hundredth of a share of Series A preferred stock, subject to adjustment.

     Series A preferred stock purchasable upon exercise of the Rights will not be redeemable and is junior to any other series of preferred stock that may be authorized and issued by IHS. In addition, the Series A preferred stockholders will be entitled to the following:

o Minimum preferential quarterly dividend payment of $1 per share and an aggregate dividend of 100 times the dividend declared per share of common stock;

o Preferential liquidation payment of $100 per share and an aggregate payment of 100 times the payment made per share of common stock;

o 100 votes per share, voting together with common stock;

o In the event of merger, consolidation or other transaction in which common stock is exchanged, each share of Series A preferred stock will receive 100 times the amount received per share of common stock.

     These rights are protected by customary antidilution provisions.

     The Company declared a $0.02 per share cash dividend in 1995, 1996 and 1997.

     At December 31, 1996 and 1997 the Company had outstanding stock options as follows:

                                                                           1996           1997
                                                                       ------------   ------------
Stock options outstanding pursuant to:
 1990 Employee Stock Option Plan ...................................      832,906        486,478
 1992 Employee Stock Option Plan ...................................      903,715        740,170
 Stock Option Plan for Non-Employee Directors ......................      200,000         50,000
 1994 Stock Incentive Plan .........................................    2,316,355      1,669,594
 Senior Executives' Stock Option Plan ..............................    1,800,000      1,800,000
 Stock Option Compensation Plan for Non-Employee Directors .........      200,000        128,082
 1995 Board of Director's Plan .....................................      300,000        300,000
 1996 Employee Stock Option Plan ...................................    1,886,000      2,987,475
 RoTech converted options ..........................................           --      1,737,476
 Other options .....................................................      311,123        262,133
                                                                        ---------      ---------
   Total stock options outstanding .................................    8,750,099     10,161,408
                                                                        =========     ==========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(11) CAPITAL STOCK -(CONTINUED)

     The 1990 Employee Stock Option Plan, the 1992 Employee Stock Option Plan and the 1996 Employee Stock Option Plan provide that options may be granted to certain employees at a price per share not less than the fair market value at the date of grant as well as non-qualified options. In 1993, the Company adopted the Senior Executives' Stock Option Plan and the 1994 Stock Incentive Plan, which provide for the issuance of options with terms similar to the 1992 plan. In addition, the Company has adopted two Stock Option Plans for Non-Employee Directors and a Stock Option Compensation Plan for Non-Employee Directors. The Board of Directors has authorized the issuance of 14,278,571 shares of Common Stock under the plans. Such options have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants. The options' maximum term is 10 years. Vesting for the 1990, 1992 and 1994 Employee Stock Option Plans are graded over four to six years. Vesting for the 1996 Plan is over two to four years. Vesting for the Directors' plans is one year after the date of grant. Vesting for the Senior Executives' Plan is generally over three years. In addition, the Company provides an Employee Stock Purchase Plan whereby employees have the right to purchase the Company's common stock at 90% of the quoted market price, subject to certain limitations.

     Stock option transactions are summarized as follows:

                                                       1995                     1996                      1997
                                             ------------------------ ------------------------ ---------------------------
                                                            WEIGHTED                 WEIGHTED                    WEIGHTED
                                                             AVERAGE                  AVERAGE                    AVERAGE
                                                            EXERCISE                 EXERCISE                    EXERCISE
                                                 SHARES       PRICE       SHARES       PRICE        SHARES        PRICE
                                             ------------- ---------- ------------- ---------- --------------- -----------
Options outstanding-beginning of period        5,879,832    $  25.98    6,377,554    $  20.19      8,750,099    $  20.94
Granted ....................................   1,059,146       28.81    3,096,500       22.14      2,975,272       25.15
Exercised ..................................    (340,244)      19.61     (141,382)      14.55     (1,418,968)      19.81
Cancelled ..................................    (221,180)      29.63     (582,573)      20.66       (144,995)      21.67
                                               ---------    --------    ---------    --------     ----------    --------
Options outstanding--end of period .........   6,377,554       20.19    8,750,099       20.94     10,161,408       22.24
                                               ---------    --------    ---------    --------     ----------    --------
Options exercisable--end of period .........   2,731,876    $  20.15    3,914,843    $  20.18      5,777,973    $  22.25
                                               =========    ========    =========    ========     ==========    ========

     The following summarizes information about stock options outstanding as of December 31, 1997.

                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                      ------------------------------------------   ---------------------------
                                         WEIGHTED
                                         AVERAGE       WEIGHTED                      WEIGHTED
      RANGE OF            NUMBER        REMAINING       AVERAGE        NUMBER        AVERAGE
      EXERCISE         OUTSTANDING     CONTRACTUAL     EXERCISE     EXERCISABLE      EXERCISE
       PRICES          AT 12/31/97         LIFE          PRICE      AT 12/31/97       PRICE
-------------------   -------------   -------------   ----------   -------------   -----------
under $15..........       108,019           2.57      $  11.85          68,855      $  11.49
$15 to $20.........     2,325,762           8.39         19.24         550,607         17.88
$20 to $25.........     6,471,927           7.34         21.47       4,441,411         21.32
over $25...........     1,255,700           9.48         32.87         717,100         32.44
                        ---------           ----      --------       ---------      --------
 Totals ...........    10,161,408           7.80      $  22.24       5,777,973      $  22.25
                       ==========           ====      ========       =========      ========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(11) CAPITAL STOCK -(CONTINUED)

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



                                                   1995                       1996                       1997
                                        --------------------------- ------------------------- ---------------------------
                                         AS REPORTED    PRO FORMA    AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA
                                        ------------- ------------- ------------- ----------- ------------- -------------
Net earnings (loss) ...................   $ (27,002)    $ (44,752)    $ 46,334     $ 43,082     $ (33,505)    $ (48,187)
Basic earnings (loss) per share .......       (1.26)        (2.09)         2.06         1.91        (1.19)        (1.71)
Diluted earnings (loss) per share .....       (1.26)        (2.09)         1.78         1.68        (1.19)        (1.71)
                                          =========     =========     =========    =========    =========     =========

     The fair value of the options (including the Employee Stock Purchase Plan) for purposes of the above pro forma disclosure was estimated on the date of grant or modification using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 5.40% to 6.74% in 1995 and 1996 and 5.80% in 1997, weighted average expected lives of 2 to 9 years for options and 6 months for the Employee Stock Purchase Plan, 0.1% dividend yield and volatility of 26.3% in 1995 and 1996 and 30.1% in 1997. The effects of applying SFAS No. 123 in the pro forma net earnings (loss) and earnings (loss) per share may not be representative of the effects on such pro forma information for future years. In November 1995, the Board of Directors authorized a modification to the options outstanding under the Company's option plans which resulted in the change of the exercise price to $20.875, the market price on the date of the modification, for certain options with exercise prices over $21.00. Because no compensation was recognized for the original options, the modified options are treated as a new grant. Under SFAS 123, compensation cost of $23,655 in 1995 is recognized immediately for vested options for the fair value of the new options on the modification date. The effect of this modification has been included in the pro forma earnings (loss) per share amounts above. In September 1997, the Board of Directors authorized a modification to the options outstanding under the Company's option plans which resulted in a two year acceleration of the options held by senior and executive vice presidents. Under SFAS 123, compensation cost of $1,229 in 1997 is recognized immediately for the vested options. The effect of this modification has been included in the pro forma per share amounts above.

     Warrant transactions are summarized as follows:

                                                       WEIGHTED                WEIGHTED                  WEIGHTED
                                                        AVERAGE                 AVERAGE                  AVERAGE
                                                       EXERCISE                EXERCISE                  EXERCISE
                                             1995        PRICE       1996        PRICE        1997        PRICE
                                         ------------ ---------- ------------ ---------- ------------- -----------
Warrants outstanding--beginning of year     497,181    $  29.28     518,000    $  31.30      498,000    $  31.03
Granted to sellers .....................     65,000       37.95          --          --      780,000       33.12
Exercised ..............................    (44,181)      18.35          --          --       (3,000)      20.00
Cancelled ..............................         --          --     (20,000)      38.02           --          --
                                            -------    --------     -------    --------      -------    --------
Warrants outstanding--end of year ......    518,000    $  31.30     498,000    $  31.03    1,275,000    $  32.34
                                            =======    ========     =======    ========    =========    ========

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(11) CAPITAL STOCK -(CONTINUED)

     In 1997, the Company's Board of Directors authorized the repurchase in the open market of up to $20,000 of the Company's common stock. The purpose of the repurchase program was to have available treasury shares of common stock to (i) satisfy contingent earn-out payments under prior business combinations accounted for by the purchase method, (ii) issue in connection with acquisitions and (iii) issue upon exercise of outstanding options. The repurchases were funded from cash from operations and proceeds from the sale of the Company's debt securities. In 1997, the Company repurchased 548,500 shares of common stock for an aggregate purchase price of approximately $19,813.

(12) EARNINGS PER SHARE

     The Company adopted SFAS No. 128 during the fourth quarter of the year ended December 31, 1997. SFAS No. 128 establishes revised standards for computing and presenting earnings per share (EPS) data. It requires dual presentation of "basic" and "diluted" EPS on the face of the statements of operations and a reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. As required by SFAS No. 128, EPS data for prior periods presented have been restated to conform to the new standard.

     Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of net earnings per share of common stock is summarized as follows:





                                                                   INCOME           SHARES        PER SHARE
                                                                (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                               -------------   ---------------   ----------
For the Year ended December 31, 1996
 Basic EPS .................................................      $47,765         22,529,000       $ 2.12
 Adjustment for interest on convertible debentures .........        9,888                 --           --
 Incremental shares from assumed exercise of dilutive op-
   tions and warrants ......................................           --          1,045,310           --
 Incremental shares from assumed conversion of the con-
   vertible subordinated debentures ........................           --          7,989,275           --
                                                                  -------         ----------       ------
 Diluted EPS ...............................................      $57,653         31,563,585       $ 1.83
                                                                  =======         ==========       ======


     For the years ended December 31, 1995 and 1997, no exercise of options and warrants nor conversion of subordinated debentures is assumed since their effect is antidilutive. The weighted average number of common shares outstanding was 21,463,464 in 1995 and 28,253,218 in 1997.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)


(13) INCOME TAXES

     The provision for income taxes on earnings before income taxes and extraordinary items is summarized as follows:


                                     YEARS ENDED DECEMBER 31,
                            ------------------------------------------
                                 1995           1996          1997
                            -------------   -----------   ------------
       Federal ..........     $ (13,341)     $ 55,577      $  20,783
       State ............        (2,929)        8,138          3,666
                              ---------      --------      ---------
                              $ (16,270)     $ 63,715      $  24,449
                              =========      ========      =========
       Current ..........     $   7,732      $ 21,515      $  39,042
       Deferred .........       (24,002)       42,200        (14,593)
                              ---------      --------      ---------
                              $ (16,270)     $ 63,715      $  24,449
                              =========      ========      =========


     The amount computed by applying the Federal corporate tax rate of 35% in 1995, 1996 and 1997 to earnings before income taxes and extraordinary items is summarized as follows:


                                                                    1995           1996          1997
                                                               -------------   -----------   -----------
   Income tax computed at statutory rates ..................     $ (14,791)     $ 39,018       $ 4,664
   State income taxes, net of Federal tax benefit ..........        (1,904)        5,290         2,383
   Amortization of non-deductible intangibles ..............         1,975         2,293         5,568
   Basis difference on assets sold .........................            --        16,136         5,784
   Merger costs and other special charges ..................            --            --         6,362
   Valuation allowance adjustment ..........................        (2,111)       (1,353)           --
   Other ...................................................           561         2,331          (312)
                                                                 ---------      --------       -------
                                                                 $ (16,270)     $ 63,715       $24,449
                                                                 =========      ========       =======


     Deferred income tax (assets) liabilities at December 31, 1996 and 1997 are as follows:

                                                                           1996           1997
                                                                       ------------   -----------
   Excess of book over tax basis of assets .........................    $ 109,900      $ 166,520
   Deferred pre-opening costs ......................................           84             --
   Insurance reserves ..............................................      (10,874)        (7,209)
   Deferred gain on sale-leaseback .................................       (2,413)        (2,040)
   Allowance for doubtful accounts .................................      (21,753)       (69,787)
   Accrued Medicare settlement .....................................      (23,523)       (41,330)
   Accrued litigation ..............................................       (7,354)        (5,402)
   Accrued vacation ................................................       (4,059)        (3,810)
   Other accrued expenses not yet deductible for tax ...............      (12,729)       (37,754)
   Pre-acquisition separate company net operating loss carryforwards       (4,679)       (23,868)
   Other ...........................................................         (317)           277
                                                                        ---------      ---------
                                                                           22,283        (24,403)
   Valuation allowance .............................................           --         24,403
                                                                        ---------      ---------
                                                                        $  22,283      $      --
                                                                        =========      =========


     The decreases in the valuation allowance for deferred tax assets in 1995 and 1996 are attributable to the utilization of pre-acquisition separate company net operating loss carryforwards. Also, the Company recorded deferred tax assets in connection with business acquisitions of $32,093 in 1997, which, net of a valuation allowance of $24,403 related thereto, has been applied as a reduction to goodwill.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(13) INCOME TAXES-(CONTINUED)

     At December 31, 1997, certain subsidiaries of the Company had pre-acquisition net operating loss carryforwards available for Federal and state income tax purposes of approximately $61,669 which expire in the years 1998 through 2009. The annual utilization of these net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code.

(14) OTHER COMMITMENTS AND CONTINGENCIES

     IHS' contingent liabilities (other than liabilities in respect of litigation and the First American acquisition) aggregated approximately $86,603 as of December 31, 1997. IHS is obligated to purchase its Greenbriar facility upon a change in control of IHS. The net price of the facility is approximately $4,014. IHS has guaranteed approximately $6,600 of the lessor's indebtedness. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7,130 or the facility's fair market value. IHS has guaranteed approximately $4,020 owed by
Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which IHS has a 49% interest, to Finova Capital Corporation. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia to secure certain of IHS' self-insured workers' compensation obligations, health benefits and other obligations. The maximum obligation was $32,367 at December 31, 1997. In addition, IHS has several surety bonds in the amount of $32,472 to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. IHS is also obligated under certain circumstances to make contingent payments of up to $155,000 in respect of IHS' acquisition of First American (see note 9). In addition, IHS has obligations under operating leases aggregating approximately $704,892 at December 31, 1997. (See note 10).

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

     The Company maintains a 401(k) plan available to substantially all employees who have been with the Company for more than six months. In general, employees may defer up to 20% of their salary subject to the maximum permitted by law. The Company may make a matching contribution, at its discretion, equal to a portion of the employee's contribution. Employee and employer contributions are vested immediately. The Company made a contribution of $351 in 1996 related to the 1995 plan year and has made no contributions for other years. The Company also maintains supplemental executive retirement plans for certain of its senior officers.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

(15) SUPPLEMENTAL CASH FLOW INFORMATION

     See note 2 for information concerning significant non-cash investing and financing activities related to business acquisitions and note 19 for such information related to non-recurring charges for the years ended December 31, 1995, 1996 and 1997. Other significant non-cash investing and financing activities are as follows:

   o The Company declared cash dividends, which resulted in increases in current liabilities offset by decreases in retained earnings of $435 in 1995, $471 in 1996 and $814 in 1997.

   o The sale of certain non-strategic assets in 1996 resulted in decreases in net current assets of $449, property of $8,730, other assets of $3,803, an increase in net current liabilities of $144 and a decrease in long term debt of $4,008. Total cash received from the sales was $1,293.

   o An increase in additional paid-in capital of $7,020 in 1997 resulted from the exercise of stock options under the Company's various plans, which increased the Company's current taxes receivable by $7,020.

   o An increase in goodwill and other long-term liabilities of $75,000 in 1997 resulted from the Company recording the present value of the remaining contingent payments to HCFA. (See note 9).

     Cash payments for interest were $49,863 in 1995, $56,883 in 1996 and $104,747 in 1997. Cash payments for income taxes were $27,549 in 1995, $38,193 in 1996 and $24,971 in 1997.

(16) EXTRAORDINARY ITEMS

     In the third quarter of 1997, the Company replaced its $700,000 revolving credit facility with the $1,750,000 revolving credit and term loan facility (see note 8). This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $3,908, relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $1,524, is presented in the statement of operations as an extraordinary item of $2,384.

     In the second quarter of 1997, the Company recorded a pre-tax loss of $29,782 representing (1) approximately $23,600 of cash payments for pre-payment premium and tender and consent fees relating to the early extinguishment of debt resulting from the Company's repurchase pursuant to cash tender offers of $99,893 principal amount of the Company's $100,000 aggregate principal amount of outstanding 10 3/4% Senior Subordinated Notes due 2004 and $114,975 of the Company's $115,000 aggregate principal amount of outstanding 9 5/8% Senior
Subordinated Notes due 2002 and (2) approximately $6,200 relating to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $11,614, is presented in the statement of operations as an extraordinary loss of $18,168.

     In the second quarter of 1996, the Company replaced its $500,000 revolving credit and term loan facility with the $700,000 revolving credit facility (see note 8). This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $2,327 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $896, is presented in the statement of operations as an extraordinary item of $1,431.

     In the second quarter of 1995, the Company replaced its $250,000 revolving credit and term loan facility with a $500,000 revolving credit and term loan facility (see note 8). This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $826 representing the write-off of deferred financing costs. In the fourth quarter of 1995, the Company incurred prepayment penalties on debt in the amount of $821. Such losses, reduced by the related income tax effect of $634, is presented in the statement of operations as an extraordinary item of $1,013.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The  carrying  amount  of  cash  and  cash  equivalents,  patient  accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. The fair value of temporary investments is estimated based on quoted market prices for these or similar investments. The fair value of third-party payor settlements receivable is estimated by discounting anticipated cash flows using estimated market discount rates to reflect the time value of money. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar instruments with the same remaining maturities. Management of the Company believes the carrying amount of the above financial instruments approximates the estimated fair value. The Company has investments in unconsolidated affiliates described in note 4, which are untraded companies and joint ventures. The Company has notes receivable from unaffiliated individuals and untraded companies totaling $28,102 and $15,524 at December 31, 1996 and 1997, respectively. Also, the Company has purchase option deposits of $74,131 and $78,149 on 89 leased and managed facilities of which $29,375 and $33,393 is refundable at December 31, 1996 and 1997, respectively, and has guaranteed the indebtedness of two of its leased facilities. It is not practicable to estimate the fair value of these investments, notes and guarantees since they are not traded, no quoted values are readily available for similar financial instruments and the Company believes it is not cost-effective to have valuations performed. However, management believes that there has been no permanent impairment in the value of such investments and no indication of probable loss on such guarantees.

(18) RELATED PARTY TRANSACTIONS

     In January 1998, IHS began to manage five facilities leased from a real estate investment trust by an entity equally owned by IHS and an entity controlled by Timothy Nicholson, a director of the Company. The five facilities were sold to the real estate investment trust by IHS in January 1998. (See note
23).

     In September 1997, the Company acquired through a cash tender offer and subsequent merger Community Care of America, Inc. ("CCA") for a purchase price of $4.00 per share, for an aggregate of $34,300. Dr. Robert N. Elkins, chairman, chief executive officer and president of the Company, was a director of CCA and beneficially owned approximately 21% of CCA's shares, and John Silverman, a director and at the time an employee of the Company, was chairman of the board of directors of CCA. In December 1996, the Company loaned $2,000 to CCA and received a management agreement and warrants to purchase up to 9.9% of CCA's common stock at a price of $3.25 per share. The loan bore interest at the annual rate of interest set forth in the Company's revolving credit agreement plus 2% and was due on December 27, 1998.

     In September 1997, the Company purchased the Naples, Florida residence of Lawrence P. Cirka, the former President of the Company, for approximately $4,800. The Company intends to resell the property within the next year.

     In December 1997, the Company sold its aircraft to RNE Skyview LLC, a limited liability company in which Dr. Robert N. Elkins, IHS' chairman, chief executive officer and president, is the sole member, and simultaneously entered into a lease agreement for such aircraft with RNE Skyview LLC. No gain or loss was recorded on the sale.

     During 1997, the Company loaned Dr. Robert N. Elkins, IHS' chairman, chief executive officer and president, approximately $13,500. Dr. Elkins used the cash proceeds from the loan to exercise options to purchase 650,000 shares of common stock, which shares he continues to hold. In addition, the Company has made available loans to members of senior management in order to purchase stock in the open market and/or to exercise stock options.

     In November 1996, the Company purchased LifeWay, Inc. ("LifeWay"), a disease management company in Miami, Florida for approximately $900 through the issuance of 38,502 shares of common stock. Prior to the purchase, IHS owned approximately 10% of LifeWay and Dr. Robert N. Elkins, IHS'

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(18) RELATED PARTY TRANSACTIONS -(CONTINUED)

chairman, chief executive officer and president, beneficially owned approximately 65%. IHS also issued 48,129 shares of Common Stock to Dr. Elkins in payment of outstanding loans of $1,125 from Dr. Elkins to LifeWay and 8,984 shares in partial payment of a bonus to a stockholder of LifeWay.

     In October 1996, the Company loaned $3,445 to ILC, which loan was repaid in 1997. Dr. Robert N. Elkins, chairman, chief executive officer and president of the Company, was chairman of the board of directors of ILC and Lawrence P. Cirka, at the time president and chief operating officer of the Company, was a director of ILC.

     In April 1993, a wholly-owned subsidiary of the Company acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. Robert N. Elkins, chairman of the board, chief executive officer and president of the Company, was a director of Speciality Care PLC until its sale in February 1998, and Timothy Nicholson, a director of the Company, was chairman and managing director of Speciality Care PLC until its sale in February 1998. Mr. Nicholson was formerly executive vice president of the Company. In 1995 the Company invested an additional $4,384 in Speciality Care PLC. As a result of the Company's additional investment, the Company had a 21.3% interest in the Common Stock and a 63.65% interest in the 6% cumulative convertible preferred stock at December 31, 1997. The Company's equity in Speciality Care PLC was $6,059 at December 31, 1997 (see notes 4 and 23).

(19) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES


                                                                           1995        1996         1997
                                                                        ---------- ------------ -----------
   Loss on impairment of long-lived assets -- nursing and assisted
    living facilities .................................................  $ 83,321   $      --    $     --
   Write-off of deferred pre-opening costs in connection with change
    in accounting estimate ............................................    25,785          --          --
   Loss on management contract terminations:
    Nursing facilities ................................................    21,915       7,825       3,700
    Home health .......................................................        --          --       8,199
   IntegraCare merger costs ...........................................     1,939          --          --
   Gain on sale of pharmacy division ..................................        --     (34,298)     (7,580)
   Loss (gain) on sale of Integrated Living Communities, Inc. .........        --       8,497      (3,914)
   Loss on closure of redundant operations:

    Home health .......................................................        --       3,519       1,387
    Rehabilitation ....................................................        --          --       2,929
   Termination of Coram merger and related settlement costs ...........        --          --      27,555
   Termination payments in connection with RoTech acquisition .........        --          --       4,750
   Write-down to net realizable value of assets to be sold:

    Physician practice and outpatient clinic operations ...............        --          --      58,912
    Nursing facilities ................................................        --          --       2,500
   Termination of other business activities:

    International investment and development activities ...............        --          --       5,490
    Pre-acquisition activities ........................................        --          --       4,500
    Purchase options on nursing facilities ............................        --          --       6,268
    National purchasing contract ......................................        --          --       5,742
   Other ..............................................................        --          --      12,604
                                                                         --------   ---------    --------
                                                                         $132,960   $ (14,457)   $133,042
                                                                         ========   =========    ========



     In the fourth quarter of 1995, the Company, as well as industry analysts, believed that Medicare and Medicaid reform was imminent. Both the House and Senate balanced budget proposals proposed a reduction in future growth in Medicare and Medicaid spending from 10% a year to approximately 4-6%

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(19) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES -(CONTINUED)

a year. While Medicare and Medicaid reform had been discussed prior to the fourth quarter, the Company came to believe that a future reduction in the growth of Medicare and Medicaid spending was now virtually a certainty. Such reforms include, in the near term, a continued freeze in the Medicare routine cost limit ("RCL"), followed by reduced increases in later years, more stringent documentation requirements for Medicare RCL exception requests, reduction in the growth in Medicaid reimbursement in most states, as well as salary equivalency in rehabilitative services and, in the longer term (2-3 years), a switch to a prospective payment system for home care and nursing homes, and repeal of the "Boren Amendment", which requires that states pay hospitals "reasonable and adequate" rates. The Company estimated the effect of the aforementioned reforms on each nursing and subacute facility, as well as on its rehabilitative services, respiratory therapy, home care, mobile diagnostic and pharmacy divisions by reducing (or in some cases increasing) the future revenues and expense growth rates for the impact of each of the aforementioned factors. Accordingly, these events and circumstances triggered the early adoption of Statement of Financial Accounting Standards No. 121 in the fourth quarter of 1995. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used.

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(19) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES -(CONTINUED)

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

     On July 30, 1996, the Company sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150,000, consisting of cash of $125,000 and unregistered shares of Capstone common stock having a value of approximately $25,000. The Company had determined that its ownership of pharmacy operations is not critical to the development and implementation of its post-acute care network strategy. As a result of the sale, the Company recorded a $34,298 pre-tax gain ($298 gain after income taxes). Because IHS's investment in the pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale (see note 4). The Capstone common stock received in the sale was recorded at its carryover cost of $14,659. During the first quarter of 1997, the Company recorded the remaining gain of $7,580 on its investment in the Capstone shares when such shares were registered. Previously, such gain was accounted for as an unrealized gain on available for sale securities.

     On October 9, 1996, ILC, a wholly owned subsidiary of IHS, completed an initial public offering of ILC common stock. The Company had determined that the direct operation of assisted-living communities is not required for its post-acute care network strategy. In connection with the ILC offering the Company sold 1,400,000 of ILC common stock and recorded a $8,497 loss. Following the offering, the Company continued to own 2,497,900 shares of ILC Common Stock, representing 37.3% of the outstanding ILC common stock (see note 4). In the third quarter of 1997, the Company sold its remaining interest in ILC. The sale resulted in a non-recurring gain of $3,914.

     The Company's strategy is to expand its home health care services to take advantage of health care payors' increasing focus on having healthcare provided in the lowest-cost setting possible and patients' desires to be treated at home. As a result, during the fourth quarter of 1996, the Company acquired First American Health Care of Georgia Inc. ("First American"), a provider of home health services in 21 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. In addition, the Company has acquired other home care companies during 1994, 1995 and 1996. In the fourth quarter of 1996, the Company recorded a $3,519 non-recurring charge resulting from the closure of certain redundant home care agencies in those markets where First American presently provides home health services.

     In connection with the acquisition of First American, the Company terminated the All Seasons management contract, a 10 year contract entered into in September 1994 to manage six geriatric care facilities in Washington State. As a result of the lack of synergies with First American home care agencies, as well as changes to the reimbursement environment within the state of Washington, the

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(19) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES -(CONTINUED)

Company believed it was in its best interest to terminate such contract. As a result, the Company incurred a $7,825 loss on the termination. Such loss consists of the write-off of $3,803 of management fees and $4,022 of loans made to All Seasons.

     On October 19, 1996, the Company and Coram Healthcare Corporation ("Coram") entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly-owned subsidiary of IHS into Coram, with Coram becoming a wholly-owned subsidiary of IHS. Under the terms of the Merger Agreement, holders of Coram common stock were to receive for each share of Coram common stock 0.2111 of a share of the Company's common stock, and IHS would have assumed approximately $375,000 of indebtedness. On April 4, 1997, IHS notified Coram that it had exercised its rights to terminate the Merger Agreement. IHS also terminated the March 30, 1997 letter amendment, setting forth proposed revisions to the terms of the merger (which included a reduction in the exchange ratio to 0.15 of a share of IHS common stock for each share of Coram common stock), prior to the revisions becoming effective at the close of business on April 4, 1997. On May 5, 1997, IHS and Coram entered into a settlement agreement pursuant to which the Company paid Coram $21,000 in full settlement of all claims Coram might have against IHS pursuant to the Merger Agreement, which the Company recognized as a non-recurring charge in the second quarter. In addition, during the first quarter the Company incurred a non-recurring charge of $6,555 relating to accounting, legal and other costs related to the merger.

     In September 1997, the Company recorded a non-recurring charge of $4,750 resulting from termination payments in connection with its fourth quarter merger with RoTech Medical Corporation.

     In connection with the consummation of certain recent acquisitions, IHS has incurred costs to discontinue or dispose of certain activities previously performed by the Company. In addition, the Company has elected to exit certain activities acquired over the past several years that are no longer considered a part of core operations. Such businesses include physician practices, outpatient clinics, selected nursing facilities in non-strategic markets and international investment and development activities.

     The Company is presently entertaining offers for the sale of its physician practices, outpatient clinics and certain nursing facilities. The write down to net realizable value is based upon these offers. The remaining portion of the charge relates to the exit of international operations, termination of a national purchasing contract and the write-off of purchase option deposits on certain managed facilities.

     At this time, a formal plan of restructuring measures is currently being formulated with respect to certain recent acquisitions; however, it is not practicable at this time to estimate the nature, timing or total cost of the various potential restructuring measures or to assess the likelihood that particular restructuring measures will be implemented. Therefore, no provision for the cost of such restructuring measures has been included in the financial statements. Management's decision with respect to the nature and timing of any restructuring measures may require that non-recurring charges, potentially significant, be recorded in IHS' statements of operations in subsequent periods.

(20) CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In November 1997, the Emerging Issues Task Force ("EITF") reached consensus on Issue 97-13 concerning costs of projects that combine business process reengineering and information technology transformation. EITF Issue 97-13 now requires that certain costs of business process reengineering and information technology projects be expensed as incurred. These costs include costs related to the formulation, evaluation and selection of alternative software, costs of the determination of needed technology, certain data conversion costs, training costs and post-implementation application maintenance and support costs. In accordance with EITF Issue 97-13, the unamortized balance of these costs of $3,000 has been written-off in the fourth quarter of 1997 and reported as the cumulative effect of a change in accounting principle (net of income taxes of $1,170) of $1,830.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

(21) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and

Uncertainties."

     The Company's strategy is to use geriatric care facilities as a platform to provide a wide variety of post-acute medical and rehabilitative services more typically delivered in the acute care hospital setting and to use home healthcare to provide those medical and rehabilitative services which do not require 24-hour monitoring. Post-acute care includes subacute care, outpatient and home care, inpatient and outpatient rehabilitation, diagnostic, respiratory therapy and pharmacy services. The Company's post-acute health care system is intended to provide continuity of care for its patients following discharge from acute care hospitals. The Company also manages such operations for other owners for a fee, which is generally based on a percentage of the gross revenue. The Company and others in the health care business are subject to certain inherent risks, including the following:

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

     The Company receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and from the states in which its facilities and/or services are provided, are located under Medicaid. Revenue derived from Medicare and various state Medicaid reimbursement programs represented 49.3% and 17.1%, respectively, of the Company's revenue for the year ended December 31, 1997, and the Company's operations are subject to a variety of other Federal, state and local regulatory requirements. Failure to maintain required regulatory approvals and licenses and/or changes in such regulatory requirements could have a significant adverse effect on the Company. Changes in Federal and state reimbursement funding mechanisms, related government budgetary constraints and differences between final settlements and estimate settlements receivable under Medicare and Medicaid retrospective reimbursement programs, which are subject to audit and retroactive adjustment, could have a significant adverse effect on the Company. The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain per diem rate approvals for costs which exceed the Medicare established per diem rate limits and by obtaining waivers of these limitations.

     The Company is subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on the Company. As a result, the Company maintains occurrence basis professional and general liability insurance with coverage and deductibles which management believes to be appropriate.

     The Company is also subject to workers' compensation and employee health benefit claims, which are primarily self-insured; however, the Company does maintain certain stop-loss and other insurance coverage which management believes to be appropriate. Provisions for estimated settlements relating to the workers' compensation and health benefit plans are provided in the period of the related claim on a case by case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(21) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -(CONTINUED)

     The Company believes that adequate provision for the aforementioned items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

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

(22) SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     IHS has chosen to early adopt SFAS No. 131 in 1997. As of December 31, 1997, IHS has two primary operating segments: the nursing facilities services segment and the home health services segment. No other individual business segment is individually in excess of the 10% thresholds of SFAS No. 131. IHS management analyzes its business on a contribution margin basis before corporate and fixed costs (interest, depreciation and amortization, rent and non-recurring items):

                                      HOME HEALTH   NURSING FACILITIES
                                        SEGMENT         AND OTHER       CONSOLIDATED
                                     ------------- ------------------- -------------
       Revenues ....................  $  705,033        1,288,164        1,993,197
       Operating Expenses ..........  $  667,997          811,009        1,479,006
                                      ----------        ---------        ---------
       Contribution Margin .........  $   37,036          477,155          514,191
       Total Assets ................  $1,637,561        3,425,583        5,063,144

     Since there is no inter-segment revenue or receivables, a reconciliation to consolidated operations is not presented. Additionally, because the acquisition of First American Home Care did not occur until October 1996, the Home Health Nursing division did not represent a segment exceeding the 10% thresholds of SFAS No. 131 in 1996 and segment reporting is therefore not presented. Revenue derived from Medicare and various state Medicaid reimbursement programs represented 49.3% and 17.1%, respectively, of the Company's total revenue for the year ended December 31, 1997 and the Company's operations are subject to a variety of other federal, state, and local regulatory requirements as discussed more fully in note 20. The Company does not evaluate its operations on a geographic basis.

(23) SUBSEQUENT EVENTS

     In January 1998, the Company acquired Paragon Rehabilitative Services Inc., a contract rehabilitation company in Ohio. The total purchase price was approximately $10,777.

     In January  1998,  the  Company  acquired  the  assets of nine  respiratory
companies.   The  total  purchase  price  of  these  respiratory  companies  was approximately $9,370.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(23) SUBSEQUENT EVENTS -(CONTINUED)

     In February 1998, the Company entered into an agreement with Mapleton Enterprises to lease a 100 bed skilled nursing facility in Montana.

     In February 1998, the Company acquired twelve respiratory companies. The total purchase price of these respiratory companies was approximately $18,904.

     In March 1998, the Company entered into an agreement with Carrolton Management Company to lease seven skilled nursing facilities having a total of 816 beds.

     In March 1998, the Company acquired two respiratory companies. The total purchase price of the two companies was approximately $1,825.

     The Company has reached a definitive agreement to purchase a company operating 44 skilled nursing facilities having a total of 5,622 beds. The approximate purchase price of these facilities is $70,350. In addition, the Company has reached agreements in principle to purchase a lithotripsy company for approximately $10,500 and 15 respiratory companies for approximately $42,359. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, different terms, or at all.

     In January 1998, the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44,500, which facilities were leased back by Lyric Health Care LLC ("LLC"), a newly formed subsidiary of IHS, at an annual rent of approximately $4,500. The Company recorded a $2.5 million loss on the sale of these facilities in 1997. IHS also entered into management and franchise agreements with LLC. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $450,000. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants LLC the authority to use the Company's trade names and proprietary materials.

     In a related transaction, TFN Healthcare Investors, Inc. ("TFN") purchased a 50% interest in LLC for $1,000 and IHS' interest in LLC was reduced to 50%. The LLC will dissolve on December 31, 2047 unless extended for an additional 12 months. On February 1, 1998 LLC also entered into a five year employment agreement with Timothy F. Nicholson, the principal stockholder of TFN and a director of the Company. Pursuant to LLC's operating agreement, Mr. Nicholson will serve as Managing Director of LLC and will have the day-to-day authority for the management and operation of LLC and will initiate policy proposals for business plans, acquisitions, employment policy, approval of budgets, adoption of insurance programs, additional service offerings, financing strategy, ancillary service usage, change in material terms of any lease and adoption/amendment of employee health, benefit and compensation plans. As a result of the aforementioned transactions, IHS will account for its investment in Lyric using the equity method of accounting since IHS no longer controls Lyric.

     In February 1998 Speciality Care, PLC was acquired by Craegmoor Healthcare Company Limited, an owner and operator of residential nursing homes in the United Kingdom. Craegmoor operates 65 nursing homes with 3,106 beds, including the 24 homes with 1,142 beds owned by Speciality Care. The stockholders of Speciality Care received 10% of the oustanding ordinary shares of Craegmoor; as a result of its ownership of Speciality Care, IHS owns approximately 5.3% of the outstanding ordinary shares of Craegmoor Healthcare.

     (24) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(24) RECENT ACCOUNTING PRONOUNCEMENTS -(CONTINUED)

SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. SFAS No 130 is effective for both interim and annual periods beginning in 1998. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this Statement. Also, the FASB recently issued Statement of Financial Standards No. 132, Employers' Disclosure About Pensions and Other Post Retirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans, and it is effective in 1998. It is anticipated that SFAS No. 130 and SFAS No. 132 will have no material effect on current or future financial statements of the Company.

                        INTEGRATED HEALTH SERVICES, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                    1995           1996           1997
                                                               -------------- -------------- -------------
Allowance for doubtful accounts:

 Balance at beginning of period ..............................   $  16,630      $  18,128      $  41,527
 Provisions for bad debts ....................................      19,359         29,913         41,356
 Acquired companies ..........................................         993         10,932        107,078
 Accounts receivable written-off (net of recoveries) .........     (18,854)       (17,446)       (28,523)
                                                                 ---------      ---------      ---------
                                                                 $  18,128      $  41,527      $ 161,438
                                                                 =========      =========      =========


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules

     (1)  and  (2)  See  "Index  to   Consolidated   Financial   Statements  and
Supplemental Schedules" at Item 8 of this Annual Report on Form 10-K.

     (3) The following exhibits are filed or incorporated by reference as part of this Annual Report (Exhibit Nos. 10.27, 10.28, 10.29, 10.30, 10.31, 10.32,
10.33,  10.34,  10.35,  10.36,  10.37, 10.38, 10.39, 10.40, 10.41, 10.42, 10.43,
10.44,  10.45, 10.46, 10.47, 10.48, 10.49, 10.50, 10.51, 10.52, 10.53, and 10.74
are management contracts, compensatory plans or arrangements):

 2.1      -- Agreement  and  Plan of  Merger,  dated as of July 6,  1997,  among
             Integrated Health Ser- vices,  Inc., IHS Acquisition XXIV, Inc. and
             RoTech Medical Corporation. (1)
 2.2      -- Agreement  and Plan of Merger,  dated as of August 1,  1997,  among
             Integrated  Health Services,  Inc., IHS Acquisition  XXVI, Inc. and
             Community Care of America, Inc. (2)
 2.3      -- Purchase and Sale  Agreement,  entered into as of November 3, 1997, between HEALTHSOUTH Corporation, Horizon/CMS Healthcare Corporation
             and Integrated Health Services, Inc. (3)
 3.1      -- Third Restated Certificate of Incorporation, as amended. (4)
 3.2      -- Amendment to the Third Restated Certificate of Incorporation, dated
             May 26, 1995. (5)
 3.3      -- Certificate  of  Designation  of  Series  A  Junior   Participating
             Cumulative Preferred Stock (6)
 3.4      -- By-laws, as amended.
 4.1      -- Indenture,  dated as of December 1, 1992, between Integrated Health
             Services,  Inc. and Signet Trust Company,  as Trustee,  relating to the Company's 6% Convertible Subordi- nated Debentures. (7)
 4.2      -- Form of 6% Debenture (included in 4.1). (7)
 4.3      -- Indenture,  dated as of December 15, 1993, from  Integrated  Health
             Services, Inc., as Issuer, to The Bank of New York (as successor in interest) to NationsBank of Virginia, N.A., as Trustee, relating to the Company's 5 3/4% Convertible Senior Subordinated Debentures due
             2001. (8)
 4.4      -- Form of 5 3/4% Debenture (included in 4.3) (8)
 4.5      -- Registration  Rights  Agreement,  dated as of  December  17,  1993, between Integrated Health Services,  Inc. and Smith Barney Shearson
             Inc.   relating  to  the  Company's  5  3/4%   Convertible   Senior
             Subordinated Debentures due 2001. (8)
 4.6      -- Supplemental  Indenture  dated as of  September  15,  1994  between
             Integrated  Health  Services,  Inc.  and The  Bank of New  York (as
             successor in interest) to NationsBank of Vir- ginia N.A. (9)
 4.7      -- Amended and Restated  Supplemental  Indenture,  dated as of May 15,
             1997,  between  Integrated  Health Services,  Inc. and Signet Trust
             Company, Inc., as Trustee, relating to the Company's 10 3/4% Senior
             Subordinated Notes due 2004. (10)
 4.8      -- Form of Note (included in 4.7). (10)
 4.9      -- Second Amended and Restated Supplemental Indenture, dated as of May
             15, 1997,  from  Integrated  Health  Service,  Inc. to Signet Trust
             Company,  as  trustee,  relating  to the  Company's  9 5/8%  Senior
             Subordinated  Notes due 2002 and 9 5/8% Senior  Subordinated  Notes
             due 2002, Series A. (10)
 4.10     -- Form of 9 5/8% Senior Subordinated Notes (included in 4.9). (10)
 4.11     -- Indenture,  dated as of May 15, 1996 between the Company and Signet
             Trust Company, as Trustee. (11)
 4.12     -- Form of 10 1/4% Senior Subordinated Notes (included in 4.11). (11)

                                      104




 4.13     -- Indenture,  dated as of May 30,  1997,  between  Integrated  Health
             Services,  Inc.  and First  Union  National  Bank of  Virginia,  as
             Trustee, relating to the Company's 9 1/2% Senior Subordinated Notes due 2007. (10)
 4.14     -- Form of 9 1/2% Senior Subordinated Note (included in 4.13). (10)

 4.15     -- Indenture,  dated as of  September  11,  1997,  between  Integrated
             Health Services, Inc. and First Union National Bank of Virginia, as
             Trustee, relating to the Company's 9 1/4% Senior Subordinated Notes due 2008. (12)

 4.16     -- Form of 9 1/4% Senior Subordinated Note (included in 4.15). (12)

 4.17     -- Indenture,  dated  as of  June  1,  1996,  between  RoTech  Medical
             Corporation and PNC

             Bank,  Kentucky,  Inc.,  as  Trustee,  relating  to RoTech's 5 1/4%
             Convertible Subordinated Debentures due 2003. (13)

 4.18     -- Form  of 5 1/4%  Convertible  Subordinated  Debtures  (included  in
             4.17). (13)

10.1      -- Letter  dated March 28,  1991 from  Integrated  Health  Services of
             Brentwood,  Inc., Inte grated Health Services,  Inc., Alpine Manor,
             Inc.,  Briarcliff  Nursing  Home,  Inc.,  Cambridge  Group,   Inc.,
             Integrated  Health Services of Riverbend,  Inc.,  Integrated Health
             Services of Cliff Manor,  Inc.,  Integrated Health Group, Elm Creek
             of IHS, Inc.,  Spring Creek of IHS, Inc.,  Carriage-By-The-Lake  of
             IHS,  Inc.  and  Firelands  of  IHS,  Inc.  to  Meditrust  Mortgage
             Investments, Inc. (14)

10.2      -- Loan and Security  Agreement dated as of May 1, 1990 by and between
             Sovran Bank/ Central South and Integrated of Amarillo, Inc. (14)

10.3      -- Amended and  Restated  Promissory  Note dated April 8, 1991 made by
             Integrated of Amarillo, Inc. in favor of Sovran Bank/Tennessee in the aggregate principal amount of $ 300,000. (14)

10.4      -- Construction  Loan Agreement  dated  November,  1990 by and between
             First   National   Bank  of   Vicksburg   and  River  City  Limited
             Partnership. (14)

10.5      -- Guaranty  and  Suretyship  Agreement,  dated as of January 1, 1992,
             between  Integrated  Health  Services,   Inc.  and  Nationsbank  of
             Tennessee. (14)

10.6      -- Deed of Trust Note from  Integrated  Health Services at Alexandria,
             Inc. to Oakwood  Living  Centers of Virginia,  Inc.,  dated June 4,
             1993. (15)

10.7      -- Loan  Agreement  dated  as of  December  30,  1993,  by  and  among
             Integrated Health Ser- vices at Colorado Springs, Inc. as Borrower,
             Integrated Health Services, Inc., as Guarantor, and  Bell  Atlantic
             Tricon Leasing Corp. (8)

10.8      -- Promissory Note, dated December 30, 1993 made by Integrated  Health
             Services  at Colo- rado  Springs,  Inc.  in favor of Bell  Atlantic
             Tricon Leasing Corp. (8)

10.9      -- Guaranty  Agreement,  dated  as  of  December  30,  1993,  made  by
             Integrated Health Ser- vices, Inc. in favor of Bell Atlantic Tricon
             Leasing Corp. (8)

10.10     -- Credit  Agreement,  dated as of May 15,  1996,  as amended,  by and among Integrated Health Services, the lenders named therein, and Citibank, N.A., as administrative agent. (10)

10.11     -- Amendment No. 3 to Revolving Credit Agreement,  dated as of May 15,
             1996, as amended, among Integrated Health Services,  Inc., Citibank
             N.A., as administrative agent thereunder and the other financial institutions party thereto. (16)

10.12     -- Guaranty by Integrated  Health  Services,  Inc.  dated December 16,
             1993 to IFIDA  Healthcare  Group,  Ltd.,  Morris Manor  Associates,
             Plymouth  House  Health  Care  Center,  Inc.,  Chateau  Associates,
             Broomall   Associates,   Lake  Ariel  Associates,   Winthrop  House
             Associates,  Limited  Partnership,  Mill Hill  Associates,  Limited
             Partnership, Hillcrest Associates and Kent Associates, L.P. (7)

10.13     -- Loan Agreement,  dated December 20, 1993, by and between Integrated
             Health  Services at Central  Florida,  Inc. and Southtrust  Bank of
             Alabama, National Association. (8)

10.14     -- Mortgage and Security  Agreement,  dated December 20, 1993, between
             Integrated Health Services of Central Florida,  Inc. and Southtrust
             Bank of Alabama, National Association. (17)


10.15     -- Guaranty  Agreement,  dated December 20, 1993, by Integrated Health
             Services,  Inc. in favor of  Southtrust  Bank of Alabama,  National
             Association. (17)

10.16     -- Assignment and Pledge of Deposit Account,  dated December 20, 1993, from Integrated Health Services at Central Florida, Inc. in favor of Southtrust Bank of Alabama, National Association. (17)

10.17     -- Amended and Restated Purchase Option,  dated as of October 1, 1992, by and between  Inte- grated Health  Services of Green Briar,  Inc.
             and Skilled Rehabilitative Services, Inc. (7)

10.18     -- Receivables Purchase Agreement,  dated as of September 30, 1992, by and between Skilled  Rehabilitative  Services,  Inc. and Integrated
             Health Services of Green Briar, Inc. (7)

10.19     -- Promissory Note,  dated October 1, 1992, made by Integrated  Health
             Services   of  Green   Briar,   Inc.   to  the  order  of   Skilled
             Rehabilitative Services, Inc. (7)

10.20     -- Letter dated  February 18, 1994,  to IFIDA Health Care Group,  Ltd.
             from Integrated Health Services, Inc. (17)

10.21     -- Facilities  Agreement  dated as of  August  31,  1994 by and  among
             Litchfield Asset Management  Corp.,  Integrated  Health Services of
             Lester, Inc and Integrated Health Services, Inc. (18)

10.22     -- First Amendment to Facilities Agreement,  dated as of September 30,
             1997,  among  Litchfield  Investment  Company,  L.L.C.,  Integrated
             Health Services of Lester, Inc. and Integrated Health Services, Inc.

10.23     -- Purchase  Option  Agreement  dated as of August  31,  1994  between
             Litchfield Asset Management Corp. and Integrated Health Services of
             Lester, Inc. As permitted by the instructions of Item 601 of Regulation S-K, the 42 additional Purchase Option Agreements between subsidiaries of Integrated Health Services, Inc. and Litchfield Asset Management Corp. have been omitted because each such agreement is substantially identical in all material respects to the aforementioned Purchase Option. (18)

10.24     -- Guaranty dated as of August 31, 1994 by Integrated Health Services,
             Inc. for the benefit of Litchfield Asset Management Corp. (18)

10.25     -- Warrant to Purchase  Shares of Common  Stock of  Integrated  Health
             Services,  Inc.  dated as of August 31, 1994  issued to  Litchfield
             Asset Management Corp. (18)

10.26     -- Participation  Agreement  dated  as  of  August  31,  1994  between
             Litchfield Asset Management Corp. and Integrated Health Services of
             Lester, Inc. (18)

10.27     -- Form of Indemnity Agreement. (14)

10.28     -- Integrated Health Services, Inc. Equity Incentive Plan, as amended.
             (19)
10.29     -- Integrated  Health Services,  Inc. 1990 Employee Stock Option Plan,
             as amended. (19)
10.30     -- Integrated Health Services, Inc. 1992 Stock Option Plan (19)
10.31     -- Integrated Health Services, Inc. Employee Stock Purchase Plan (19)
10.32     -- Senior Executives' Stock Option Plan. (20)
10.33     -- Cash Bonus Replacement Plan (21)
10.34     -- Integrated  Health  Services,   Inc.  Stock  Option  Plan  for  New
             Non-Employee Directors, as amended. (22)
10.35     -- Integrated Health Services, Inc. Stock Option Compensation Plan for
             Non-Employee Direc- tors, as amended. (22)
10.36     -- Integrated  Health  Services,  Inc.  1995  Stock  Option  Plan  for
             Non-Employee Directors. (22)
10.37     -- Stock  Option  Agreement,  dated as of November  27,  1995,  by and between Integrated Health Services, Inc. and John Silverman. (22)
10.38     -- Integrated  Health  Services,  Inc. 1994 Stock  Incentive  Plan, as
             amended. (22)
10.39     -- 1996 Stock Incentive Plan of Integrated  Health Services,  Inc., as
             amended.
10.40     -- 1998 Stock Compensation Plan

10.41     -- Integrated Health Services,  Inc. Amended and Restated Key Employee
             Supplemental Executive Retirement Plan ("Plan A").
10.42     -- Integrated Health Services,  Inc. Supplemental Executive Retirement
             Plan ("Plan B") (23)
10.43     -- Integrated Health Services, Inc. Supplemental Deferred Compensation
             Plan ("Plan Z") (23)
10.44     -- Employment  Agreement  dated  January  1, 1994  between  Integrated
             Health Services, Inc. and Robert N. Elkins. (24)
10.45     -- Amendment No. 1 to Employment Agreement dated as of January 1, 1995 between  Integrated  Health  Services,  Inc. and  Robert N. Elkins.
             (24)
10.46     -- Amendment No. 2 to Employment  Agreement,  effective as of November
             18, 1997,  between  Integrated Health Services,  Inc. and Robert N.
             Elkins.
10.47     -- Supplemental  Agreement,  effective as of November 18, 1997, by and between Integrated Health Services, Inc. and Robert N. Elkins.
10.48     -- Promissory Note, dated September 29, 1997, made by Robert N. Elkins in favor of Integrated Health Services, Inc.
10.49     -- Employment Agreement dated as of January 1, 1994 between Integrated
             Health Services, Inc. and Lawrence P. Cirka. (24)
10.50     -- Amendment  to  Employment  Agreement  dated as of  January  1, 1995 between  Integrated  Health  Services,  Inc. and Lawrence P. Cirka.
             (24)
10.51     -- Relocation   Agreement,   dated  as  of  August  5,  1997,  between
             Integrated Health Services, Inc. and Lawrence P. Cirka.
10.52     -- Employment Agreement dated as of October 1, 1996 between Integrated
             Health  Services,  Inc.  and  C.  Christian  Winkle.(25)
10.53     -- Employment Agreement,  dated as of October 21, 1997, between RoTech
             Medical Corporation and Stephen Griggs.
10.54     -- Revolving Credit and Security Agreements,  dated as of December 30,
             1992,  between Integrated  Health  Services,  Inc. and  Morgan Hill
             Health Care Investors, Inc. (26)
10.55     -- Purchase Option and Right of First Refusal Agreement, dated January
             20, 1993,  among  Integrated  Health  Services of  Missouri,  Inc.,
             Dominic F. Tutera, Joseph C. Tutera, and Michael J. Tutera. (26)
10.56     -- Purchase Option and Right of First Refusal  Agreement dated January
             20, 1993, between Integrated Health Services of Missouri,  Inc. and
             Dominic F. Tutera. (26)
10.57     -- Revolving  Credit and Security  Agreement  dated  January 20, 1993, between  Integrated  Health Services of Missouri,  Inc. and Cenill,
             Inc. (26)
10.58     -- Guaranty  dated July 1, 1992 made by  Integrated  Health  Services,
             Inc. (26)
10.59     -- Guaranty  dated  September  15,  1992  made  by  Integrated  Health
             Services, Inc. (26)
10.60     -- Aircraft  Lease  Agreement  between RNE Skyview LLC and  Integrated
             Health Services, Inc., dated as of December 12, 1997.
10.61     -- Assignment  Agreement  dated May 28,  1993 among  Square D Company,
             Integrated Health Services, Inc., Manekin at Owings Mills I Limited
             Partnership, and McDonough School, Inc. (15)
10.62     -- Assignment  dated June 1, 1993 among  Integrated  Health  Services,
             Inc.,  Rouse-Teachers  Properties,  Inc., Rouse Office  Management,
             Inc. and Square D Company. (15)
10.63     -- Investment  Agreement for Speciality  Care PLC dated July 26, 1995.
             (23)
10.64     -- Credit  Amendment,  dated as of September  15,  1997,  by and among
             Integrated  Health Services,  Inc., the lenders named therein,  and
             Citibank, N.A., as administrative agent. (27)
10.65     -- Amendment  No. 1 dated as of  December  1, 1997,  to the  Revolving
             Credit and Term Loan Agreement among  Integrated  Health  Services,
             Inc.,  the lenders  parties to the Credit  Agreement  and  Citbank,
             N.A., as administrative agent for the lenders. (28)

                                      107


10.66     -- Settlement  Agreement and Mutual Release,  made and entered into as of Monday,  May 5, 1997, by and between Integrated Health Services,
             Inc. and Coram Healthcare Corporation.(16)
10.67     -- Purchase  Agreement,  dated as of January 13, 1998,  between  Omega
             Healthcare  Investors,  Inc.  and  Gainesville  Health Care Center,
             Inc.,  Rest Haven  Nursing  Center  (Chestnut  Hill),  Inc.,  Rikad
             Properties,  Inc., Integrated  Management-Governor's Park, Inc. and
             Lyric Health Care LLC and Lyric Health Care Holdings, Inc.
10.68     -- Master Franchise  Agreement,  dated as of January 13, 1998, between
             Integrated  Health Services  Franchising Co., Inc. and Lyric Health
             Care LLC.
10.69     -- Master Management Agreement,  dated as of January 13, 1998, between
             Lyric Health Care LLC and IHS Facility Management, Inc.
10.70     -- Indemnity  Agreement,  dated as of January  13, 1998 by and between
             Integrated  Health Services,  Inc. and Omega Healthcare  Investors,
             Inc.
10.71     -- Master  Lease,   dated  as  of  January  13,  1998,  between  Omega
             Healthcare Investors, Inc. and Lyric Health Care Holdings, Inc.
10.72     -- Amended and Restated Operating  Agreement of Lyric Health Care LLC,
             dated as of February 1, 1998,  by  and  between  Integrated  Health
             Services, Inc. and TFN Healthcare Investors, LLC.
10.73     -- Employment  Agreement,  effective  as of February  1, 1998,  by and between Lyric Health Care LLC and Timothy F. Nicholson.
10.74     -- Warrant to purchase shares issued to Shephen Griggs.
10.75     -- Share Acquisition Agreement relating to Speciality Care Limited.
21        -- Subsidiaries of Registrant.
23.1      -- Consent of KPMG Peat Marwick LLP.
27        -- Financial Data Schedule.
----------
(1)  Incorporated  herein by reference to the Company's  Current  Report on Form
     8-K dated July 6, 1997.

(2)  Incorporated herein by reference to the Company's Tender Offer Statement on
     Schedule 14D-1 filed with the Securities and Exchange  Commission on August
     7, 1997.

(3)  Incorporated  herein by reference to the Company's  Current  Report on Form
     8-K dated November 3, 1997.

(4)  Incorporated by reference to the Company's  Registration  Statement on Form
     S-3, Nos 33-77754, effective June 29, 1994.

(5)  Incorporated by reference to the Company's Registration Statement on Form
     S-4, No. 33-94130, effective September 15, 1995.

(6)  Incorporated by reference to the Company's Current Report on Form 8-K dated
     September 27, 1995.

(7)  Incorporated by reference to the Company's  Registration  Statement on Form
     S-3, No. 33-54458, effective December 9, 1992.

(8)  Incorporated by reference to the Company's  Registration  Statement on Form
     S-3, No. 33-76322, effective June 29, 1994.

(9)  Incorporated by reference to the Company's  Registration  Statement on Form
     S-3, No. 33-81378, effective September 21, 1994.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(11) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the period ended June 30, 1994.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(13) Incorporated  by reference  to RoTech  Medical  Corporation's  Registration
     Statement on Form S-3, No. 333-10915, effective September 10, 1996.

(14) Incorporated by reference to the Company's  Registration  Statement on Form
     S-1, No. 33-39339, effective April 25, 1991.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(17) Incorporated by reference the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(18) Incorporated by reference to the Company's Current Report on Form 8-K dated
     August 31, 1994.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(23) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

(25) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(26) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(27) Incorporated  by reference  from the Company's  Current Report on 8-K dated
     September 15, as amended.

(28) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 31, 1993.

     (b) Reports on Form 8-K

       (1) Current Report on Form 8-K dated October 21, 1997, as amended, reporting the Company's acquisition of RoTech Medical Corporation.

       (2) Current Report on Form 8-K dated November 3, 1997, as amended, reporting the Company's agreement to purchase 139 owned, leased or managed long-term care facilities, 12 specialty hospitals and certain other businesses from HEALTHSOUTH Corporation.

       (3) Current Report on Form 8-K dated December 31, 1997, as amended, reporting the acquisition of 139 owned, leased or managed long-term care facilities, 12 specialty hospitals and certain other businesses from HEALTHSOUTH Corporation;

     (c) Exhibits

        See (a) (3) above.

     (d) Financial Statement Schedules

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

                                        INTEGRATED HEALTH SERVICES, INC.
                                                 (Registrant)


                                        By: /s/ Robert N. Elkins
                                           ------------------------------------
March 26, 1998                                    Robert N. Elkins
                                            Chairman of the Board, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           SIGNATURE                            TITLE                       DATE

------------------------------   ----------------------------------   ---------------
      /s/ Robert N. Elkins       Chairman of the Board, President     March 26, 1998
-------------------------        and Chief Executive Officer
         Robert N. Elkins        (Principal Executive Officer)


-------------------------        Director                             March   , 1998
        Edwin M. Crawford


-------------------------        Director                             March   , 1998
        Kenneth M. Mazik


     /s/ Robert A. Mitchell      Director                             March 26, 1998
---------------------------
       Robert A. Mitchell


  /s/ Charles W. Newhall III     Director                             March 26, 1998
---------------------------
     Charles W. Newhall III


    /s/ Timothy F. Nicholson     Director                             March 26, 1998
-------------------------
      Timothy F. Nicholson


      /s/ John L. Silverman      Director                             March 26, 1998
-------------------------
        John L. Silverman


      /s/ George H. Strong       Director                             March 26, 1998
-------------------------
         George H. Strong




         SIGNATURE                           TITLE                        DATE
---------------------------   -----------------------------------   ---------------
     /s/ C. Taylor Pickett    Executive Vice President -- Chief     March 26, 1998
-------------------------     Financial Officer (Principal
       C. Taylor Pickett      Financial Officer)


    /s/ W. Bradley Bennett    Executive Vice President -- Chief     March 26, 1998
-------------------------     Accounting Officer (Principal
      W. Bradley Bennett      Accounting Officer)
