Form 10-Q
period 1998-03-31
INTEGRATED HEALTH SERVICES INC
filed 1998-05-14
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report  Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended March 31, 1998
                     ---------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from  ___________   to  ___________

Commission File Number:  1-12306
                         --------

                        Integrated Health Services, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                             23-2428312
              ---------------------                     --------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

          10065 Red Run Boulevard, Owings Mills, MD           21117
          -----------------------------------------           -----
         (Address of principal executive offices)             (Zip Code)

                              (410) 998-8400
                              --------------
                  (Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares of common stock of the registrant outstanding as of May 1, 1998: 45,606,346 shares.

                        INTEGRATED HEALTH SERVICES, INC.
                                      INDEX

PART I.           FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.           - Condensed Financial Statements -

                  Consolidated Balance Sheets
                    March 31, 1998 and December 31, 1997                     3

                  Consolidated Statements of Earnings
                    for the three months ended March 31, 1998
                    and 1997                                                 4

                  Consolidated Statement of Changes in
                    Stockholders' Equity for the three
                    months ended March 31, 1998                              5

                  Consolidated Statements of Cash Flows
                    for the three months ended March 31, 1998
                    and 1997                                                 6

                  Notes to Consolidated Financial Statements                 7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                              12

PART II:          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                 18

Item 6.           Exhibits and Reports on Form 8-K                          18

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     MARCH 31,              DECEMBER 31,
                                                                                       1998                    1997
                                                                               -------------------     -------------------
                                                                                  (UNAUDITED)
       ASSETS
    CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                              $            52,134     $            52,965
       TEMPORARY INVESTMENTS                                                               60,272                   8,042
       PATIENT ACCOUNTS AND THIRD-PARTY PAYOR SETTLEMENTS
         RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL RECEIVABLES
         OF $163,889 AT MARCH 31, 1998 AND $161,438 AT DECEMBER 31, 1997                  693,172                 603,432
       INVENTORIES, PREPAID EXPENSES AND OTHER CURRENT ASSETS                              73,728                  53,152
                                                                               -------------------     -------------------
                   TOTAL CURRENT ASSETS                                                   879,306                 717,591
                                                                               -------------------     -------------------

    PROPERTY, PLANT AND EQUIPMENT, NET                                                  1,314,646               1,318,633
    ASSETS HELD FOR SALE                                                                   64,642                 111,629
    INTANGIBLE ASSETS                                                                   2,874,867               2,815,272
    INVESTMENTS IN AND ADVANCES TO AFFILIATES                                              30,814                  19,527
    OTHER ASSETS                                                                           82,633                  80,492
                                                                               -------------------     -------------------

                   TOTAL ASSETS                                               $         5,246,908     $         5,063,144
                                                                               ===================     ===================

       LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
       CURRENT MATURITIES OF LONG-TERM DEBT                                   $            35,526     $            36,081
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              596,297                 615,967
       INCOME TAX PAYABLE                                                                  23,243                   2,426
                                                                               -------------------     -------------------
                   TOTAL CURRENT LIABILITIES                                              655,066                 654,474
                                                                               -------------------     -------------------

    LONG-TERM DEBT:
       REVOLVING CREDIT AND TERM LOAN FACILITY LESS CURRENT MATURITIES                  1,745,849               1,673,500
       MORTGAGES AND OTHER LONG-TERM DEBT LESS CURRENT MATURITIES                         160,454                 167,606
       SUBORDINATED DEBT                                                                1,361,046               1,361,046
                                                                               -------------------     -------------------
                   TOTAL LONG-TERM DEBT                                                 3,267,349               3,202,152
                                                                               -------------------     -------------------

    OTHER LONG-TERM LIABILITIES                                                           115,153                 113,042
    DEFERRED INCOME TAXES                                                                   2,630                 -
    DEFERRED GAIN ON SALE-LEASEBACK TRANSACTIONS                                            5,140                   5,315
    STOCKHOLDERS' EQUITY:
       PREFERRED STOCK, AUTHORIZED 15,000,000 SHARES; NO SHARES
          ISSUED AND OUTSTANDING                                                             -                       -
       COMMON STOCK, $0.001 PAR VALUE.  AUTHORIZED 150,000,000
         SHARES; ISSUED 45,221,385 AT MARCH 31, 1998 AND 43,098,373 AT
         DECEMBER 31, 1997 (INCLUDING 548,500 TREASURY SHARES AT
         MARCH 31, 1998 AND DECEMBER 31, 1997)                                                 45                      43
       ADDITIONAL PAID-IN CAPITAL                                                       1,137,763               1,062,436
       RETAINED EARNINGS                                                                   83,575                  45,495
       TREASURY STOCK, AT COST (548,500 SHARES AT MARCH 31, 1998 AND
         DECEMBER 31, 1997)                                                               (19,813)                (19,813)
                                                                               -------------------     -------------------
                   NET STOCKHOLDERS' EQUITY                                             1,201,570               1,088,161
                                                                               -------------------     -------------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $         5,246,908     $         5,063,144
                                                                               ===================     ===================

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                --------------------------------------
                                                                                      1998                 1997
                                                                                 ----------------     ----------------
NET REVENUES:
       BASIC MEDICAL SERVICES                                                   $        234,899     $         88,755
       SPECIALTY MEDICAL SERVICES                                                        612,196              362,689
       MANAGEMENT SERVICES AND OTHER                                                       7,785                9,499
                                                                                 ----------------     ----------------
             TOTAL REVENUES                                                              854,880              460,943
                                                                                 ----------------     ----------------

COSTS AND EXPENSES:
       OPERATING, GENERAL AND ADMINISTRATIVE                                             650,137              370,428
       DEPRECIATION AND AMORTIZATION                                                      38,591               15,030
       RENT                                                                               35,414               24,009
       INTEREST, NET                                                                      66,465               21,421
       NON-RECURRING INCOME                                                                    0               (1,025)
                                                                                 ----------------     ----------------
             TOTAL COSTS AND EXPENSES                                                    790,607              429,863
                                                                                 ----------------     ----------------
             EARNINGS BEFORE EQUITY IN EARNINGS
             OF AFFILIATES AND INCOME TAXES                                               64,273               31,080
EQUITY IN EARNINGS OF AFFILIATES                                                             270                  181
                                                                                 ----------------     ----------------
             EARNINGS BEFORE INCOME TAXES                                                 64,543               31,261
FEDERAL AND STATE INCOME TAXES                                                            26,463               12,192
                                                                                 ----------------     ----------------
             NET EARNINGS                                                       $         38,080     $         19,069
                                                                                 ================     ================

PER COMMON SHARE:
             NET EARNINGS - BASIC                                               $           0.88     $           0.81
             NET EARNINGS - DILUTED                                             $           0.74     $           0.64
                                                                                 ================     ================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           ADDITIONAL
                                               COMMON       PAID-IN        RETAINED        TREASURY
                                                STOCK       CAPITAL        EARNINGS          STOCK         TOTAL
                                           --------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997              $         43   $   1,062,436   $    45,495    $   (19,813)  $   1,088,161

EXERCISE OF EMPLOYEE STOCK OPTIONS
FOR 1,496,611 COMMON SHARES                          1          26,076             -              -          26,077

ISSUANCE OF 626,401 COMMON SHARES IN
CONNECTION WITH ACQUISITIONS (NOTE 3)                1          16,508             -              -          16,509

VALUE OF 1,841,700 OPTIONS ISSUED IN
CONNECTION WITH ACQUISITION OF ROTECH
MEDICAL CORPORATION                                  -          32,743             -              -          32,743

NET EARNINGS                                         -               -        38,080              -          38,080
                                           -------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                 $         45   $   1,137,763   $    83,575    $   (19,813)  $   1,201,570
                                           =========================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   -----------------------------------
                                                                                        1998               1997
                                                                                   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET EARNINGS                                                                  $         38,080   $         19,069
    ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
          NON-RECURRING INCOME                                                               -                 (1,025)
          UNDISTRIBUTED RESULTS OF JOINT VENTURES                                               83                  0
          DEPRECIATION AND AMORTIZATION                                                     38,591             15,030
          DEFERRED INCOME TAXES AND OTHER NON-CASH ITEMS                                     4,923              1,396
          AMORTIZATION OF GAIN ON SALE-LEASEBACK TRANSACTIONS                                 (175)              (299)
          INCREASE IN PATIENT ACCOUNTS AND THIRD-PARTY
             PAYOR SETTLEMENTS RECEIVABLE, NET                                             (97,558)           (10,386)
          INCREASE IN SUPPLIES, INVENTORY, PREPAID
             EXPENSES AND OTHER CURRENT ASSETS                                             (14,698)            (5,581)
          INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      12,153            (18,935)
          DECREASE IN INCOME TAXES RECEIVABLE                                                -                 10,613
          INCREASE IN INCOME TAXES PAYABLE                                                  20,817              -
                                                                                   ----------------   ----------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,216              9,882
                                                                                   ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    PROCEEDS FROM ISSUANCE OF CAPITAL STOCK, NET                                            26,077              3,773
    PROCEEDS FROM LONG-TERM BORROWINGS                                                      77,367            139,928
    REPAYMENT OF LONG-TERM DEBT                                                            (11,482)           (97,639)
    DIVIDENDS PAID                                                                            (814)              (471)
    DEFERRED FINANCING COSTS                                                                     0               (698)
                                                                                   ----------------   ----------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                      91,148             44,893
                                                                                   ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    SALE OF TEMPORARY INVESTMENTS                                                            8,939                355
    PURCHASE OF TEMPORARY INVESTMENTS                                                      (61,169)               (48)
    BUSINESS ACQUISITIONS (NOTE 3)                                                         (62,391)           (10,975)
    PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                              (67,004)           (41,096)
    DISPOSITION OF ASSETS                                                                   99,926              -
    OTHER ASSETS                                                                           (12,496)            (3,272)
                                                                                   ----------------   ----------------
             NET CASH USED BY INVESTING ACTIVITIES                                         (94,195)           (55,036)
                                                                                   ----------------   ----------------
             DECREASE IN CASH AND CASH EQUIVALENTS                                            (831)              (261)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              52,965             39,028
                                                                                   ----------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $         52,134   $         38,767
                                                                                   ================   ================

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTES
                                       TO
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by Integrated Health Services, Inc. ("IHS" or the "Company"), refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of only normal recurring accruals) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.


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

                                                                           INCOME            SHARES            PER SHARE
                                                                        (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                        -----------       -------------        ----------
                                                                                       (DOLLARS IN THOUSANDS,
                                                                                      EXCEPT PER SHARE AMOUNTS)

For the three months ended March 31, 1998:
   Basic EPS  ................................................           $38,080            43,229           $       0.88
  Adjustment for interest on
    convertible debentures  ..................................             2,388                --                     --
  Incremental shares from
    assumed exercise of dilutive
    options and warrants  ....................................                --             3,195                    --
  Incremental shares from assumed
    conversion of the convertible
    subordinated debentures  .................................                --             8,037                    --
                                                                         -------            ------           ------------
  Diluted EPS  ...............................................           $40,468            54,461           $       0.74
                                                                         =======            ======           ============
For the three months ended March 31, 1997:

   Basic EPS  ................................................           $19,069            23,660           $       0.81
  Adjustment for interest on
    convertible debentures  ..................................             2,452                --                     --
  Incremental shares from
    assumed exercise of dilutive
    options and warrants .....................................                --             2,173                     --
  Incremental shares from assumed
    conversion of the convertible
    subordinated debentures  .................................                --             7,989                     --
                                                                         -------            ------           ------------

  Diluted EPS  ...............................................           $21,521            33,822           $       0.64
                                                                         =======            ======           ============

NOTE 3:   NEW ACQUISITIONS

          Acquisitions during the three months ended March 31, 1998 and the manner of payment are summarized as follows:

                                        TOTAL            COMMON            ACCRUED                  CASH
MONTH     TRANSACTION                   COSTS          STOCK ISSUED      LIABILITIES                PAID
-----     -----------                 --------         ------------      -----------              --------
                                      (DOLLARS IN THOUSANDS)
Jan.      Stock of Paragon
          Rehabilitative
          Service, Inc.               $ 11,183            $ 10,758          $    425                     --

Feb.      Assets of Health
          Star, Inc.                  $  3,115                  --          $    260               $  2,855

Feb.      Stock of Medicare
          Convalescent Aids
          of Pinellas d/b/a
          Medaids, RxStat,
          Prime Medical
          Services                    $  4,671            $  3,654          $    187               $   830

Feb.      Stock of Michigan
          Medical Supply              $  2,115                  --          $    215               $  1,900

Feb.      Assets of Nutmeg
          Respiratory
          Homecare                    $  2,547                  --          $    207               $  2,340

March     Assets of Chancy
          Healthcare Services,
          Inc., Chancy Oxygen
          Services, Inc., CHS
          Home Infusion Co.,
          Chancy Healthcare
          Services of
          Waynesboro                  $  5,670                  --          $    335               $  5,335

Various   20 acquisitions,

                                        TOTAL            COMMON            ACCRUED                  CASH
MONTH     TRANSACTION                   COSTS          STOCK ISSUED      LIABILITIES                PAID
-----     -----------                 --------         ------------      -----------              --------
                                      (DOLLARS IN THOUSANDS)
          each with total
          costs of less
          than $2,000                 $ 21,070           $   2,097          $  1,764               $ 17,209

Various   Cash payments of
          acquisition costs
          accrued                           --                  --         ($ 31,922)              $ 31,922
                                      --------           ---------         ----------              --------
                                      $ 50,371           $  16,509         ($ 28,529)              $ 62,391
                                      ========           =========         ==========              ========

          The allocation of the total cost of the 1998 acquisitions to the assets acquired and the liabilities assumed is summarized as follows:

                                     PROPERTY,
                         CURRENT      PLANT &          OTHER     INTANGIBLE      CURRENT        LONG-TERM      TOTAL
TRANSACTION              ASSETS      EQUIPMENT         ASSETS      ASSETS      LIABILITIES     LIABILITIES     COSTS
-----------              ------      ---------         ------      ------      -----------     -----------     -----
                                                   (DOLLARS IN THOUSANDS)
Paragon Rehab.
Services, Inc.          $ 1,505      $     85             $ 4      $ 13,036      ($ 3,427)         ($ 20)     $ 11,183

Health Star, Inc.       $   399      $    221              --      $  2,495            --             --      $  3,115

Medicare Convale-
scent Aids of
Pinellas d/b/a
Medaids, RxStat,
Prime Medical
Services                $ 1,040      $    732              --      $  3,176      ($   277)            --      $  4,671

Michigan Medical
Supply                  $   550      $    591              --      $  1,120      ($   131)         ($ 15)     $  2,115

Nutmeg Respiratory
Homecare                $   536      $    291              --      $  1,720            --             --      $  2,547

Chancy Healthcare
Services, Inc.,
Chancy Oxygen
Services, Inc.,
CHS Home Infusion
Co., Chancy Health-
care Services of
Waynesboro              $   650      $     80              --      $  4,940            --             --      $  5,670

20 acquisitions,
each with total
costs of less
than $2,000             $ 1,975      $  2,738              --      $ 16,357            --             --      $ 21,070
                        -------      ---------         ------      --------    -----------     -----------    --------
                        $ 6,655      $  4,738             $ 4      $ 42,844      ($ 3,835)         ($ 35)     $ 50,371
                        =======      =========         ======      ========    ===========     ===========    ========

NOTE 4:   TRANSACTIONS WITH LYRIC HEALTH CARE LLC

          In January 1998, the Company sold five long-term care facilities to Omega Healthcare Investors, Inc.("Omega") for $44.5 million, which facilities were leased back by Lyric Health Care LLC ("LLC"), a newly formed subsidiary of IHS, at an annual rent of approximately $4.5 million. In a related transaction, TFN Healthcare Investors, LLC ("TFN", an entity in which Timothy F. Nicholson, a director of IHS, is the principal member) purchased a 50% interest in LLC for $1.0 million and IHS' interest in LLC was reduced to 50%. IHS also entered into management and franchise agreements with LLC. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $350.0 million. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of

          IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants LLC the authority to use the Company's trade names and proprietary materials.

          The LLC will dissolve on December 31, 2047 unless extended for an additional 12 months. On February 1, 1998 LLC also entered into a five-year employment agreement with Timothy F. Nicholson, the principal stockholder of TFN and a director of the Company. Pursuant to LLC's operating agreement, Mr. Nicholson will serve as Managing Director of LLC and will have the day-to-day authority for the management and operation of LLC and will initiate policy proposals for business plans, acquisitions, employment policy, approval of budgets, adoption of insurance programs, additional service offerings, financing strategy, ancillary service usage, change in material terms of any lease and adoption/amendment of employee health, benefit and compensation plans. As a result of the aforementioned transactions, IHS will account for its investment in Lyric using the equity method of accounting since IHS no longer controls Lyric. The Company recorded a $2.5 million loss on the sale of these facilities in 1997.


          In March 1998, the Company sold an additional five long-term care facilities to Omega for approximately $50 million, which facilities were leased back to LLC at an annual rent of approximately $4.9 million. IHS also entered into management and franchise agreements with LLC with terms similar to those described above. The Company recorded no gain or loss on this transaction.

NOTE 5:   SALE OF OUTPATIENT CLINICS

          In February 1998, the Company sold its outpatient clinics to Continucare Rehabilitation Services, Inc.for $10.0 million. During the fourth quarter of 1997, the Company wrote down its investment in its outpatient clinics to net realizable value. Accordingly, no gain or loss was recognized by the Company during the first quarter of 1998.

NOTE 6:   RECENT ACCOUNTING PRONOUNCEMENTS - COMPREHENSIVE INCOME

          In  1998  the  Company  adopted  Statement  of  Financial   Accounting
          Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive earnings and its components in a full set of general purpose financial statements. A reconciliation of the Company's net earnings and comprehensive earnings follows:


                                                  THREE MONTHS ENDED
                                   SEPT.30        DEC. 31        MAR.31       MAR.31
                                   1996           1996           1997         1998
                                   ----           ----           ----         ----
NET EARNINGS                      16,511         2,176          19,069       38,080

INCREASE (DECREASE) IN
 UNREALIZED GAIN ON AVAILABLE
 FOR SALE SECURITIES              11,483         (2,123)        (9,360)           -

INCOME TAX EFFECT                 (4,421)           817          3,604            -

 COMPREHENSIVE EARNINGS           23,573            870         13,313       38,080
                                  ======        =======         ======       ======

     There were no differences between net earnings and comprehensive earnings prior to July 1, 1996.

NOTE 7:   SUBSEQUENT EVENTS

          AGREEMENT WITH MONARCH PROPERTIES, INC.

          In April 1998 the Company reached an agreement in principle to sell 44 facilities to Monarch Properties, Inc., a newly-formed real estate investment trust ("Monarch"), for an aggregate purchase price of approximately $371 million. It is currently contemplated that Monarch will lease 42 of these 44 facilities to LLC, and that LLC will engage the Company to manage the facilities pursuant to the arrangements described in Note 4. The transactions with Monarch and LLC are subject to completion of definitive documentation and completion of Monarch's initial public offering, and there can be no assurance that the transaction will be completed on these terms, on different terms, or at all. Dr. Robert N. Elkins, the Company's Chairman of the Board, Chief Executive Officer and President, is Chairman of the Board of Directors of Monarch, and it is currently contemplated that he will beneficially own between five and ten percent of Monarch following completion of Monarch's public offering.

          OTHER ACQUISITIONS

          In April 1998, IHS acquired a company operating 13 skilled nursing facilities for approximately $15.9 million. Also in April 1998, the Company purchased seven respiratory companies for approximately $5.5 million.

          In addition, the Company has reached agreements in principle to purchase a skilled nursing facility company for approximately $53.2 million, two lithotripsy operations for approximately $20.4 million, and six respiratory companies for approximately $19.5 million.

          There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms, or at all.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

     Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks and uncertainties and factors include, but are not limited to, the Company's substantial indebtedness, growth strategy, managed care strategy, capital requirements and recent acquisitions as well as competition, government regulation, general economic conditions and the other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K.

     The Company continues to evaluate the impact of the Balanced Budget Act ("BBA") upon future operating results. While the BBA was passed in August 1997, specific interpretative regulations for various service providers will continue to be released until the year 2000. The assumptions used by the Company to evaluate the impact of the BBA on the Company's business lines are based upon the most accurate information available at each quarter end. Presently the Company is responding to all of the known changes created by the BBA, however, it cannot predict the impact future regulations may have on anticipated rates, service usage and operating costs.

THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net revenues for the three months ended March 31, 1998 increased $393.9 million, or 85%, to $854.9 million from the comparable period in 1997. The increase in revenues was primarily a result of acquisitions consummated subsequent to March 31, 1997 and increased revenues from facilities and ancillary companies in operation during both periods partially offset by the sale of five long-term care facilities in January 1998 and the sale of its outpatient clinics to Continucare Rehabilitation Services, Inc. in February 1998. The growth in revenues from facilities was primarily the result of increased occupancy in the Company's Medical Specialty Units ("MSUs") and the growth in revenues from ancillary companies was primarily the result of additional service contracts entered into subsequent to March 31, 1997.

     Basic medical services revenue increased 165% from $88.8 million to $234.9 million. This increase resulted from the acquisition of 136 owned or leased long-term care facilities subsequent to March 31, 1997, partially offset by the conversion of skilled nursing beds to MSU beds after March 31, 1997 and the sale of five long-term care facilities in January 1998.

     Specialty medical services revenue increased $249.5 million, or 69%, from $362.7 million to $612.2 million. This increase was attributable to revenue from acquisitions subsequent to March 31, 1997, increased revenue from facilities and ancillary companies in operation in both periods, as well as skilled nursing beds being converted to MSU beds after March 31, 1997, which results in higher revenue per day, partially offset by the sale of five long-term care facilities in January 1998 and the sale of its outpatient clinics in February 1998.

     Management services and other revenues decreased 18% from $9.5 million to $7.8 million primarily as a result of the termination of 12 management agreements subsequent to March 31, 1997, partially offset by management fees from five facilities which the Company began to manage on behalf of Lyric Health Care LLC, an entity 50% owned by the Company which is leasing the facilities sold to Omega.

     Total expenses for the period increased to $790.6 million from $429.9 million, an increase of 84%. Of the $360.7 million increase in total expenses, $279.7 million, or 78%, was due to an increase in operating, general and administrative expenses. Substantially all of the increase in operating, general and administrative expenses was due to acquisitions consummated subsequent to March 31, 1997. Depreciation and amortization increased to $38.6 million during the three months ended March 31, 1998, an increase of 157%, compared to $15.0 million recorded in the same period in 1997. This increase is the result of acquisitions consummated subsequent to the first quarter of 1997. Rent expense increased by $11.4 million, or 48%, over the comparable period in 1997. This increase is primarily a result of acquisitions consummated subsequent to the first quarter of 1997, and increases in contingent rentals which are based on gross revenues of certain leased facilities. Interest expense, net increased 210%, or $45.0 million, during the three months ended March 31, 1998 to $66.5 million. The increase in interest expense is primarily a result of additional term loan borrowings of $400 million in December 1997 and $750 million in September 1997, the issuance of $450 million of 9-1/2% Senior Subordinated Notes due 2007 in May 1997, and $500 million of the 9-1/4% Senior Subordinated Notes due 2008 in September 1997, and increased borrowings under its $1.0 billion revolving credit facility; partially offset by a reduction in interest resulting from the repurchase of substantially all of the Company's 9-5/8% Senior Subordinated Notes due 2002 and the 10-3/4% Senior Subordinated Notes due 2004, the payoff of the Company's $700 million previous revolving credit facility and lower interest rates. During the first quarter of 1997, the Company realized a $7.6 million gain on its investment in shares of common stock of Capstone Pharmacy Services, Inc., received in connection with the sale of its pharmacy division to Capstone in July 1996, offset by $6.6 million of accounting, legal and other costs related to the failed merger with Coram Healthcare Corporation. As a result, the Company has recorded in its statement of earnings $1.0 million of non-recurring income for the first quarter of 1997.

     Earnings before equity in earnings of affiliates and income taxes increased 107% to $64.3 million for the three months ended March 31, 1998, as compared to $31.1 million for the comparable period in the prior year.

     Earnings before income taxes increased 106% to $64.5 million for the three months ended March 31, 1998, as compared to $31.3 million for the comparable period in the prior year. The provision for federal and state income taxes was $26.5 million for the three months ended March 31, 1998, and $12.2 million for the same period in the prior year. Net earnings and diluted earnings per share for the quarter were $38.1 million in 1998, or 74 cents per share, as compared to $19.1 million, or 64 cents per share, for the same period in 1997. Weighted average shares (diluted) increased 20.6 million shares, or 61%, to 54.5 million shares from the comparable period in 1997, primarily as the result of the issuance of approximately 15.6 million shares in October 1997 in connection with the acquisition of RoTech Medical Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had working capital of $224.2 million, as compared with $63.1 million at December 31, 1997. The increase in working capital was primarily due to an increase in temporary investments, an increase in patient accounts and third party payor settlements receivable and other current assets and a decrease in accounts payable and accrued expenses. There were no material capital commitments for capital expenditures as of March 31, 1998. Net patient accounts and third-party payor settlements receivable increased $89.7 million to $693.2 million at March 31, 1998, as compared to $603.4 million at December 31, 1997. Of the $89.7 million increase in accounts receivable, $7.2 million was attributable to related services businesses acquired subsequent to December 31, 1997 and $94.1 million was due to increased accounts receivable at facilities in operation and related services businesses owned at both December 31, 1997 and March 31, 1998, partially offset by approximately $11.5 million attributable to patient accounts receivable and third party payor settlements at December 31, 1997 of facilities sold in 1998. Patient accounts receivable were $804.2 million at March 31, 1998, as compared with $726.1 million at December 31, 1997. Net third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $52.9 million at March 31, 1998, as compared to $38.7 million at December 31, 1997. Approximately $15.3 million, or 29%, of the third-party payor settlements receivable from federal and state governments at March 31, 1998 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

     The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The Company's ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits will depend on obtaining waivers of these cost limitations. The Company has submitted waiver requests for 325 cost reports, covering all cost report periods through December 31, 1996. To date, final action has been taken by the Health Care Financing Administration ("HCFA") on all 325 waiver requests covering cost report periods through December 31, 1996. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

     Net cash provided by operating activities for the three months ended March 31, 1998, was $2.2 million as compared to $9.9 million for the comparable period in 1997.

     Net cash provided by financing activities was $91.1 million for the three month period in 1998 as compared to $44.9 million provided by financing activities for the comparable period in 1997. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt.

     Net cash used by investing activities was $94.2 million for the three month period ended March 31, 1998 as compared to $55.0 million used by investing activities for the three month period ended March 31, 1997. Cash used for the acquisition of facilities and ancillary company acquisitions was $62.4 million in 1998 as compared to $11.0 million for 1997. Cash used for the purchase of property, plant and equipment was $67.0 million in 1998 and $41.1 million in 1997. In the first quarter of 1998, the Company received $89.9 million related to the sale of ten long-term care facilities to Omega Healthcare Investors, Inc. (See Note 4: Transactions with Lyric Health Care LLC)and $10.0 million from the sale of its Outpatient Clinics to Continucare Rehabilitation Services, Inc. (See
Note 5: Sale of Outpatient Clinics). The net proceeds from such sales were used to repay debt outstanding under the revolving credit facility and other corporate purposes, including acquisitions.

     As a result of the BBA's implementation of a prospective payment system for home nursing beginning with cost report periods beginning on or after October 1, 1999, contingent payments in respect of the acquisition of First American Health Care of Georgia, Inc. in October 1996, aggregating $155 million, became payable over five years beginning in 2000. The present value of such payments at March 31, 1998 is $115.2 million and is recorded on the balance sheet under the caption other long-term liabilities.

     IHS' contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $89.4 million as of March 31, 1998. The Company is obligated to purchase its Greenbriar facility upon a change in control of IHS. The net price of the facility is approximately $4.0 million. The Company has guaranteed approximately $6.6 million of the lessor's indebtedness. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company has guaranteed approximately $4.0 million owed by
Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which IHS has a 49% interest, to Finova Capital Corporation. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $33.0 million at March 31, 1998 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $32.5 million to secure certain of the Company's health benefits, patient trust funds and other obligations. IHS also has established a letter of credit with NationsBank in the amount of $2.2 million for credit enhancement to an industrial development bond issued for construction of a facility in Amarillo, Texas. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings targets of the acquired businesses are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating leases aggregating approximately $684.0 million at March 31, 1998.

     The Company anticipates that cash from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1998. The Company expects to continue to be growth oriented in 1998 through the expansion of its existing operations, continued implementation of its MSU programs and by the acquisition of additional facilities, ancillary companies and management agreements.


YEAR 2000 COMPLIANCE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue and has substantially completed an implementation plan to resolve this issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. In 1997, the Company commenced a year 2000 conversion project for all of its locations to address necessary software upgrades, training, data conversion, testing and implementation. The Company will incure internal staff costs as well as consulting and other expenses to complete the project by the middle of 1999. Costs related to the year 2000 issue are being expensed as incurred. The Company does not expect the amounts required to be expensed during the project to have a material effect on its financial position or results of operation.

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

PART II:  OTHER INFORMATION

Item 2. - Changes in Securities

TRANSACTIONS INVOLVING SELLING STOCKHOLDERS

     On August 29, 1997, the Company acquired through merger all of the outstanding stock of Arcadia Services, Inc.("ARCADIA") , which provides home health care services, medical staffing services and clerical and light industrial staffing services. The merger consideration was $17.2 million, which was paid though the issuance of 581,451 shares of the Company's Common Stock 531,198 shares were issued to the Stockholders of Arcadia in August 1997; the remaining 50,253 shares (the "additional shares") were issued in February 1998. Because the average price of the 531,198 shares of Common Stock issued to the Arcadia stockholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of the Common Stock at the time such shares were registered for resale under the Securities Act, the number of additional shares is equal to the difference between (i) the number of shares determined by dividing the merger consideration of $17.2 million by the average closing price of the Common Stock on the NYSE for the 30 trading days ending on the date immediately preceding the date the registration statement covering the resale of the Original Shares was declared effective and (ii) the number of shares determined by dividing the merger consideration of $18.7 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

     On January 31, 1998, the Company acquired all the outstanding capital stock of Paragon Rehabilitative Services, Inc. ("PARAGON"), which provides contract rehabilitation services to nursing homes, long-term care facilities and other healthcare facilities. The merger consideration was $10.8 million, which was paid through the issuance of 361,851 shares of the Company's Common Stock. To the stockholder of Paragon (based on the average closing price of the Common Stock for the 30 day trading period immediately preceding the date which is two days prior to the closing date).

     On February 28, 1998, the Company acquired an 18% limited partnership interest in Southwest Lithotripter Partners, Ltd. The purchase price for the interest was $630,000, which was paid through the issuance of 19,700 shares of the Company's Common Stock to a Partner (based on the average closing price of the Common Stock for the 30 day trading period immediately preceding the date which is two days prior to the closing date).

     On February 11, 1998, the Company acquired all of the outstanding capital stock of Medicare Convalescent Aids of Pinellas, Inc. d/b/a Medaids, RxStat and Prime Medical Services, Inc. The purchase price was $3.7 million, which was paid through the issuance of 122,376 shares of the Company's common stock (based on the average closing price of the Common Stock for the 30 day trading period immediately preceeding the date which is two days prior to the closing date.

     On March 16, 1998, the Company acquired all the assets of Jersey Shore Portable X-Ray, Inc.("JSP") The purchase price for the assets was $400,000, which was paid through the issuance of 12,082 shares of the Company's Common Stock to the stockholder of JSP based on the average closing price of the Common Stock for the 30 day trading period immediately preceding the date which is two days prior to the closing date).

     The Common Stock issued by the Company in these transactions was not registered under the Securities Act of 1933, as amended, in reliance upon exemtions contained in Section 4(2) thereof. Each of the stockholders made representations to the effect that (i) the shares were being acquired for its own account and not with a view to, or for sale in connection with, any distribution; (ii) acknowledging that the shares were restricted securities under Rule 144; (iii) that it had knowledge and experience in business matters, was capable of evaluating the merits and risks of the investment, and was able to bear the risk of loss; (iv) had the opportunity to make inquiries of and obtain information from IHS. The Company is obligated to register the Common Stock for resale under the Securities Act of 1933, as amended.

Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Integrated Health Services, Inc., Supplemental Executive Retirement Plan ("Plan B")

     10.2 Integrated Health Services, Inc., Deferred Compensation Plan for Senior Vice Presidents and Highly Compensated Employees

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated December 31, 1997, as amended, Reporting the Acquisition of 139 owned, leased or managed long-term care facilities, 12 specialty hospitals and certain other businesses from HEALTHSOUTH Corporation.


     The Company Filed a Current Reprt on Form 8-K Date March 4, 1998 reporting The Company's Reviews and operationg Results For the Fourth Quarter and Year Ended Decmember 31, 1997.

                                 - SIGNATURES -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTEGRATED HEALTH SERVICES, INC.

                                   By: /s/ Robert N. Elkins
                                       -----------------------------------------
                                       Robert N. Elkins
                                       Chief Executive Officer

                                   By: /s/ W. Bradley Bennett
                                       -----------------------------------------
                                       W. Bradley Bennett
                                       Executive Vice President and
                                       Chief Accounting Officer

                                    By: /s/ C. Taylor Pickett
                                       -----------------------------------------
                                        C. Taylor Pickett
                                        Executive Vice President-Chief Financial
                                        Officer

Dated: May 13, 1998