Form 10-K/A
period 1997-12-31
INTEGRATED HEALTH SERVICES INC
filed 1998-05-29
CIK 785814

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                  FORM 10-K/A



(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ---- to ----
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

          Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
             Title of each class                on which registered:
             -------------------                --------------------

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



     In implementing its post-acute care network strategy, IHS has recently focused on expanding its home healthcare services to take advantage of healthcare payors' increasing focus on having healthcare provided in the lowest-cost setting possible, recent advances in medical technology which have facilitated the delivery of medical services in alternative sites and patients' desires to be treated at home. Consistent with the Company's strategy, IHS in October 1996 acquired First American Health Care of Georgia, Inc. ("First American"), a provider of home health services, principally home nursing, in 21 states, primarily Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. IHS in October 1997 acquired RoTech Medical Corporation ("RoTech"), a provider of home healthcare products and services, with an emphasis on home respiratory, home medical equipment and infusion therapy, principally to patients in non-urban areas (the "RoTech Acquisition"). In
October 1997, IHS also acquired (the "Coram Lithotripsy Acquisition") the lithotripsy division (the "Coram Lithotripsy Division") of Coram Healthcare Corporation ("Coram"), which provided lithotripsy services and equipment maintenance in 180 locations in 18 states, in order to expand the mobile diagnostic treatment and services it offers to patients, payors and other providers. Lithotripsy is a non-invasive technique that utilizes shock waves to disintegrate kidney stones. IHS intends to use the home healthcare setting and the delivery franchise of the home healthcare branch and agency network to (i) deliver sophisticated care, such as skilled nursing care, home respiratory therapy and rehabilitation, outside the hospital or nursing home; (ii) serve as an entry point for patients into the IHS post-acute care network; and (iii) provide a cost-effective site for case management and patient direction.

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





                                       OWNED                  LEASED                  MANAGED
                               ---------------------- ----------------------- -----------------------     OTHER
                                             LICENSED               LICENSED                LICENSED     SERVICE
             STATE              FACILITIES     BEDS    FACILITIES     BEDS     FACILITIES     BEDS     LOCATIONS(1)
------------------------------ ------------ --------- ------------ ---------- ------------ ---------- -------------
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




----------
(1) Represents locations within the state from which the Company offers home respiratory services (656 service locations), home healthcare services (548 service locations, including 19 hospice locations), contract rehabilitation and respiratory services (278 service locations), mobile diagnostic services (94 service locations, including 10 fixed lithotripsy service locations), pharmacy services (35 service locations) and physician practices and outpatient clinics (91 service locations). In addition, other service locations includes 13 specialty hospitals. The majority of these facilities are leased. Substantially all of these service locations are small agencies which are administrative in function, with substantially all healthcare services being provided at the patient's home or in a geriatric care facility, rather than the service location. The only exceptions are the 10 fixed lithotripsy centers, 13 specialty hospitals and 19 hospice facilities, where services are provided at the locations. The physician practices and outpatient clinics are being held for sale.

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


                                                                           YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                         1993           1994           1995          1996          1997
                                                    -------------- -------------- -------------- ------------ -------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA(1)(2):
Net revenues: .....................................

 Basic medical services ...........................   $  113,508     $  269,817     $  368,569    $  389,773   $  382,274
 Specialty medical services .......................      162,017        404,401        770,554       999,209    1,571,704
 Management services and other ....................       20,779         37,884         39,765        45,713       39,219
                                                      ----------     ----------     ----------    ----------   ----------
  Total ...........................................      296,304        712,102      1,178,888     1,434,695    1,993,197
Cost and expenses:
 Operating expenses ...............................      212,936        528,131        888,551     1,093,948    1,479,006
 Corporate administrative and general .............       16,832         37,041         56,016        60,976       76,824
 Depreciation and amortization ....................        8,126         26,367         39,961        41,681       70,750
 Rent .............................................       23,156         42,158         66,125        77,785      105,136
 Interest, net ....................................        5,705         20,602         38,977        64,110      115,201
 Loss from impairment of long-lived assets and
  other non-recurring charges (income)(3) .........           --             --        132,960       (14,457)     133,042
                                                      ----------     ----------     ----------    ----------   ----------
  Earnings  (loss)  before  equity in  earnings
   of  affiliates,  income  taxes, extraordinary
   items and cumulative effect of account
   ing change .....................................       29,549         57,803        (43,702)      110,652       13,238
Equity in earnings of affiliates ..................        1,241          1,176          1,443           828           88
                                                      ----------     ----------     ----------    ----------   ----------
  Earnings (loss) before income taxes, ex-
   traordinary items and cumulative effect
   of accounting change ...........................       30,790         58,979        (42,259)      111,480       13,326
Income tax provision (benefit) ....................       12,008         22,117        (16,270)       63,715       24,449
                                                      ----------     ----------     ----------    ----------   ----------
  Earnings (loss) before extraordinary items
   and cumulative effect of accounting
   change .........................................       18,782         36,862        (25,989)       47,765      (11,123)
Extraordinary items(4) ............................        2,275          4,274          1,013         1,431       20,552
                                                      ----------     ----------     ----------    ----------   ----------
  Earnings (loss) before cumulative effect of
   accounting change ..............................       16,507         32,588        (27,002)       46,334      (31,675)
Cumulative effect of accounting change(5) .........           --             --             --            --        1,830
                                                      ----------     ----------     ----------    ----------   ----------
  Net earnings (loss) .............................   $   16,507     $   32,588     $  (27,002)   $   46,334   $  (33,505)
                                                      ==========     ==========     ==========    ==========   ==========
Per Common Share(6):
 Basic:
  Earnings (loss) before extraordinary items
   and cumulative effect of accounting
   change .........................................   $     1.50     $     2.18     $    (1.21)   $     2.12   $    (0.39)
  Earnings (loss) before cumulative effect of
   accounting change ..............................         1.32           1.93          (1.26)         2.06        (1.12)
  Net earnings (loss) .............................   $     1.32     $     1.93     $    (1.26)   $     2.06   $    (1.19)
 Diluted:
  Earnings (loss) before extraordinary items
   and cumulative effect of accounting
   change .........................................   $     1.36     $     1.77     $    (1.21)   $     1.83   $    (0.39)
  Earnings (loss) before cumulative effect of
   accounting change ..............................         1.23           1.61          (1.26)         1.78        (1.12)
  Net earnings (loss) .............................   $     1.23     $     1.61     $    (1.26)   $     1.78   $    (1.19)
Weighted average number of common shares
 outstanding(6) ...................................
  Basic ...........................................       12,522         16,910         21,463        22,529       28,253
  Diluted .........................................       17,101         26,558         21,463        31,564       28,253
                                                      ==========     ==========     ==========    ==========   ==========



                                                                                   DECEMBER 31,

                                                      -----------------------------------------------------------------------
                                                          1993          1994           1995           1996           1997
                                                      -----------   ------------   ------------   ------------   ------------
                                                                                  (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and temporary investments ....................    $ 65,295      $   63,347     $   41,304     $   41,072     $   61,007
Working capital ...................................      69,495          76,383        136,315         57,549         63,117
Total assets ......................................     776,324       1,255,989      1,433,730      1,993,107      5,063,144
Long-term debt, including current portion .........     402,536         551,452        770,661      1,054,747      3,238,233
Stockholders' equity ..............................     216,506         453,811        431,528        534,865      1,088,161

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



     In January 1998, IHS formed Lyric Health Care LLC, a limited liability company ("Lyric"), and transferred five geriatric care facilities to Lyric, which then sold the five facilities to Omega Healthcare Investors, Inc. ("Omega"), a publicly-traded real estate investment trust, for approximately $44.5 million. Lyric immediately leased back the five facilities from Omega. IHS manages the facilities for Lyric, pursuant to which it receives 4% of the facilities' revenues as well as an incentive fee equal to 70% of Lyric's excess cash flow (which is generally defined as Lyric's gross revenues less operating expenses (including the base management fee and debt service)). In a related transaction Lyric in February 1998 sold a 50% membership interest to TFN Healthcare Investors, Inc. ("TFN Healthcare"), an entity controlled by Timothy Nicholson, a director of the Company, for $1.0 million. As a result, IHS now owns a 50% interest in Lyric. Mr. Nicholson is the Managing Director of Lyric. The Company recorded a $2.5 million loss on the sale of these facilities in 1997. IHS expects to sell additional facilities to real estate investment trusts, which Lyric may then lease back, all of which IHS will manage. IHS also expects that Lyric will also acquire facilities from third parties.



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



     In October 1996, the Company acquired, through merger, First American Health Care of Georgia, Inc. ("First American"), a provider of home health services in 21 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. The purchase price for First American was $154.1 million in cash plus contingent payments of up to $155 million. The contingent payments were to become payable if (i) legislation was enacted that changed the Medicare reimbursement methodology for home health services to a prospectively determined rate methodology, in whole or in part, or (ii) in respect of any year the percentage increase in the seasonally unadjusted Consumer Price Index for all Urban Consumers for the Medical Care expenditure category (the "Medical CPI") was less than 8% or, even if the Medical CPI was greater than 8% in such year, in any subsequent year prior to 2004 the percentage increase in the Medical CPI was less than 8%. As a result of the enactment of the BBA in August 1997, which requires the implementation of a prospective payment system for home nursing services starting with cost reporting periods beginning after October 1, 1999, the contingent payments became payable and will be paid as follows: $10 million for 1999, which must be paid on or before February 14, 2000; $40 million for 2000, which must be paid on or before February 14, 2001; $51 million for 2001, which must be paid on or before February 14, 2002; $39 million for 2002, which must be paid on or before February 14, 2003; and $15 million for 2003, which must be paid on or before February 14, 2004. IHS borrowed the cash purchase price paid at the closing under its revolving credit facility. $115 million of the $154.1 million paid at closing was paid to HCFA, the Department of Justice and the United States Attorney for the Southern District of Georgia in settlement of claims by the United States government seeking repayment from First American of certain overpayments and unallowable reimbursements under Medicare. The total settlement with the United States government was $255 million; the remaining $140 million will be paid from the contingent payments.


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
                                                               =====      =====      =====      =====     =======

----------
* Not meaningful.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996



     Net revenues for the year ended December 31, 1997 increased $558.50 million, or 38.9% to $1,993.20 million from the comparable period in 1996. Such increase was attributable to (1) growth in revenues from facilities and ancillary companies in operation in both periods and facilities and ancillary companies acquired during 1996 and (2) the addition of new facilities acquired or leased and ancillary service businesses acquired in 1997 which increased revenue by $203.31 million. The growth in revenues from facilities was primarily the result of increased occupancy in the Company's MSUs and the growth in revenues from ancillary companies was primarily the result of additional service contracts entered into in 1997. Net revenues in 1996 include revenue of $63.61 million from the pharmacy division prior to its sale in July 1996 and revenues of $17.1 million from ILC prior to its initial public offering in October 1996. Basic medical services revenue decreased $7.50 million, or 1.9%, from $389.77 million in 1996 to $382.27 million in 1997. This decrease was attributable to the conversion of existing basic medical services beds to MSU beds during 1997, partially offset by the acquisition of 33 owned or leased long-term care facilities in September 1997 in the CCA Acquisition. Specialty medical services revenue increased from $999.21 million to $1,571.70 million. Of the $572.50 million increase, $181.53 million, or 31.7%, was attributable to revenue from acquisitions subsequent to December 31, 1996. The remainder of the increase is due to increased revenue at facilities in operation in both periods, facilities and ancillary companies acquired during 1996, and the conversion of basic medical services beds to MSU beds, which results in higher revenue per day, in 1996 and 1997 partially offset by the sale of the pharmacy division in 1996. Management services and other revenues decreased from $45.71 million to $39.22 million as a result of the termination of 12 management agreements during 1997 and the transfer of management agreements for eight facilities to Integrated Living Communities, Inc. in connection with its initial public offering in October 1996.


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

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995



     Net revenues for the year ended December 31, 1996 increased $255.81 million, or 21.7%, to $1,434.70 million from the comparable period in 1995. Such increase was attributable to (1) growth in revenues from facilities and ancillary companies in operation in both periods and facilities and ancillary companies acquired during 1995, as well as the conversion of MSU beds at existing facilities of $78.17 million, (2) the addition of new facilities acquired or leased and ancillary service businesses acquired in 1996 which increased revenue by $171.69 million, and (3) increased management services and other revenue of $5.95 million. The growth in revenues from facilities was primarily the result of increased occupancy in the Company's MSUs and the growth in revenues from ancillary companies was primarily the result of additional service contracts entered into in 1996. The increase in revenues was partially offset by the sale of the pharmacy division in July 1996, which generated revenues of $91.0 million in 1995 and $63.6 million in 1996. In addition, net revenues include revenues for ILC of $16.3 million, and $17.1 million in 1995 and 1996 (through October 9, 1996). Basic medical services revenue increased $21.20 million, or 5.8%, from $368.57 million in 1995 to $389.77 million in 1996. Of the $21.20 million increase, $12.20 million, or 57.5%, was attributable to the addition of 391 leased and 110 owned beds in 1996. The remainder of the increase was due to the addition of facilities during 1995, partially offset by the conversion of existing basic medical services beds to MSU beds. Specialty medical services revenue increased from $770.55 million to $999.21 million. Of the $228.66 million increase, $158.87 million, or 69.5%, was attributable to revenue from acquisitions subsequent to December 31, 1995. The remainder of the increase is due to increased revenue at facilities in operation in both periods, facilities and ancillary companies acquired during 1995, and the conversion of basic medical services beds to MSU beds, which results in higher revenue per day, in 1996 partially offset by the sale of the pharmacy division and a majority interest in ILC. Management services and other revenues increased from $39.77 million to $45.71 million. The increase was due to the addition of four management contracts in 1996, 43 management contracts during 1995 and improved operating results at facilities managed in both periods, partially offset by the termination in December 1995 of an agreement to manage 23 facilities.


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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had net working capital of $63.12 million, as compared with $57.55 million at December 31, 1996. There are no material capital commitments for capital expendi-tures as of the date of this filing. Patient accounts receivable and third-party payor settlements receivable increased $276.55 million to $603.43 million at December 31, 1997, as compared to $326.88 million at December 31, 1996. The entire increase resulted from patient accounts receivable and third-party payor settlements of facilities and ancillary service businesses acquired in 1997, partially offset by a $12.70 million decrease in patient accounts receivable and third-party payor settlements of facilities and ancillary service businesses in operation during both years and $11.68 million of patient accounts receivable and third-party payor settlements at December 31, 1996 of facilities and ancillary service businesses sold in 1997. Gross patient accounts receivable were $726.15 million at December 31, 1997 as compared with $340.8 million at December 31, 1996. Third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) were $58.55 million at December 31, 1997 as compared to $42.59 million at December 31, 1996. Approximately $12.80 million, or 21.9%, of the third-party payor settlements receivable at December 31, 1997 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare, as compared to approximately $15.6 million, or 36.7%, at December 31, 1996. The Company's cost of care for its MSU patients generally exceeds regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining waivers of these cost limitations. The Company has submitted waiver requests for 325 cost reports, covering all cost report periods through December 31, 1996. To date, final action has been taken by the Health Care Financing Administration ("HFCA") on all 325 waiver requests. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any waiver requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

     All remaining balance sheet increases were due to acquisitions and normal growth in operations in both years which was consistent with the growth in revenues of such operations in 1997.



     The Company recorded deferred tax assets in connection with business acquisitions of $32.09 million in 1997, which, net of a valuation allowance of $24.40 million related thereto, has been applied as a reduction in goodwill. The valuation allowance is necessary because it relates to net operating loss carryforwards of acquired companies and therefore realization is subject to various limitations under the Internal Revenue Code. In addition, the Company is still in the process of reviewing the acquired companies' operations in connection with its integration plans and will be re-evaluating its assessment of recoverability in 1998 in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Any reduction in the valuation allowance will be recorded as a reduction of goodwill recorded on such 1997 acquisitions. The pre-acquisition separate company net operating loss carryforwards expire in years 1998 through 2009.


     On May 30, 1997, IHS issued $450 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Senior Notes"). Interest on the 9 1/2% Senior Notes is payable semi-annually on March 15 and September
15. The 9 1/2% Senior Notes are redeemable for cash at any time after September 15, 2002, at IHS' option, in whole or in part, initially at a redemption price equal to 104.75% of the principal amount and declining to 100% of the principal amount on September 15, 2005, plus accrued interest thereon to the date fixed for redemption. In addition, the Company may redeem up to $150 million principal amount of the 9 1/2% Senior Notes at any time prior to September 15, 2000 at a redemption price equal to 108.50% of the aggregate principal amount so redeemed, plus accrued interest thereon, out of the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture under which the 9 1/2% Senior Notes were issued). In the event of a change in control of IHS (as defined in the indenture under which the 9 1/2% Senior Notes were issued), each holder of 9 1/2% Senior Notes may require IHS to repurchase such holder's 9 1/2% Senior Notes, in whole or in part, at 101% of the principal amount thereof, plus accrued interest to the repurchase date. The Company used approximately $247.2 million of the net proceeds from the sale of the 9 1/2% Senior Notes to repurchase substantially all its outstanding 9 5/8% Senior Subordinated Notes due 2002 and 10 3/4% Senior Subordi-nated Notes due 2004 and the remaining $191.0 million of net proceeds to pay down borrowings under its $700 million revolving credit facility.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. Also, the FASB recently issued Statement of Financial Standards No. 132, "Employers' Disclosure About Pensions and Other Post Retire-ment Benefits," which revises employers' disclosures about pensions and other post retirement benefit plans. It is anticipated that SFAS No. 130 and No. 132 will have no material effect on current or future financial statements of the Company. The Company will adopt SFAS No. 130 and No. 132 in its fiscal year 1998.

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
                                               ------------ ------------- ------------ -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues:

 Basic medical services ......................  $  97,216     $  98,063    $ 101,189    $ 93,305
 Specialty medical services ..................    219,525       226,868      211,904     340,912
 Management services and other ...............     10,532        10,849       12,572      11,760
                                                ---------     ---------    ---------    --------
   Total .....................................    327,273       335,780      325,665     445,977
Cost and Expenses:
 Operating expenses ..........................    249,895       254,274      241,177     348,602
 Corporate administrative and general ........     15,093        14,854       14,943      16,086
 Depreciation and amortization ...............      8,274         8,505        9,130      15,772
 Rent ........................................     17,656        17,879       18,445      23,805
 Interest, net ...............................     14,214        15,888       15,931      18,077
 Other non-recurring charges (in-
  come)(1) ...................................         --            --      (34,298)     19,841
                                                ---------     ---------    ---------    --------
 Earnings (loss) before equity in earnings
  (loss) of affiliates,  income taxes,
  extraordinary items and cumulative
  effect of accounting change ................     22,141        24,380       60,337       3,794
Equity (loss) in earnings of affiliates ......        300           460          323        (255)
                                                ---------     ---------    ---------    --------
 Earnings (loss) before income taxes,
  extraordinary items and cumulative
  effect of accounting change ................     22,441        24,840       60,660       3,539
Income tax provision (benefit)(1) ............      8,640         9,563       44,149       1,363
                                                ---------     ---------    ---------    --------
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change ............................     13,801        15,277       16,511       2,176
Extraordinary items)(2) ......................         --         1,431           --          --
                                                ---------     ---------    ---------    --------
 Earnings (loss) before cumulative effect
  of accounting change(2) ....................     13,801        13,846       16,511       2,176
Cumulative effect of accounting change(3)              --            --           --           -
                                                ---------     ---------    ---------    --------
 Net earnings (loss) .........................  $  13,801     $  13,846    $  16,511    $  2,176
                                                =========     =========    =========    ========
Per Common Share-basic(4):
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-

  counting change(2) .........................  $     .64     $     .68    $     .72    $    .09
 Earnings (loss) before cumulative effect
  of accounting change(3) ....................        .64           .62          .72         .09
 Net earnings (loss) .........................  $     .64     $     .62    $     .72    $    .09
                                                =========     =========    =========    ========
Per Common Share-diluted(4):
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-

  counting change(2) .........................  $     .54     $     .56    $     .60    $    .09
 Earnings (loss) before cumulative effect
  of accounting change(3) ....................        .54           .51          .60         .09
 Net earnings (loss) .........................  $     .54     $     .51    $     .60    $    .09
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
                                               ---------- ----------- ---------- -------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues:

 Basic medical services ......................  $ 88,755   $ 88,055    $ 91,458    $ 114,006
 Specialty medical services ..................   362,689    360,113     370,769      478,133
 Management services and other ...............     9,499      9,805      10,694        9,221
                                                --------   --------    --------    ---------
   Total .....................................   460,943    457,973     472,921      601,360
Cost and Expenses:
 Operating expenses ..........................   352,412    338,736     348,470      439,388
 Corporate administrative and general ........    18,016     18,135      19,917       20,756
 Depreciation and amortization ...............    15,030     15,814      16,974       22,932
 Rent ........................................    24,009     25,786      25,527       29,814
 Interest, net ...............................    21,421     23,224      27,346       43,210
 Other non-recurring charges (in-
  come)(1) ...................................    (1,025)    21,072          --      112,995
                                                --------   --------    --------    ---------
 Earnings (loss) before equity in earnings
  (loss) of affiliates,  income taxes,
  extraordinary items and cumulative
  effect of accounting change ................    31,080     15,206      34,687      (67,735)
Equity (loss) in earnings of affiliates ......       181        (83)       (811)         801
                                                --------   --------    --------    ---------
 Earnings (loss) before income taxes,
  extraordinary items and cumulative
  effect of accounting change ................    31,261     15,123      33,876      (66,934)
Income tax provision (benefit)(1) ............    12,192      5,898      13,212       (6,853)
                                                --------   --------    --------    ---------
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change ............................    19,069      9,225      20,664      (60,081)
Extraordinary items)(2) ......................        --     18,168       2,384           --
                                                --------   --------    --------    ---------
 Earnings (loss) before cumulative effect
  of accounting change(2) ....................    19,069     (8,943)     18,280      (60,081)
Cumulative effect of accounting change(3)              -          -          --        1,830
                                                --------   --------    --------    ---------
 Net earnings (loss) .........................  $ 19,069   $ (8,943)   $ 18,280    $ (61,911)
                                                ========   ========    ========    =========
Per Common Share-basic(4):
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change(2) .........................  $    .81   $    .37    $    .81    $   (1.55)
 Earnings (loss) before cumulative effect
  of accounting change(3) ....................       .81       (.36)        .72        (1.55)
 Net earnings (loss) .........................  $    .81   $   (.36)   $    .72    $   (1.59)
                                                ========   ========    ========    =========
Per Common Share-diluted(4):
 Earnings (loss) before extraordinary
  items and cumulative effect of ac-
  counting change(2) .........................  $    .64   $    .32    $    .63    $   (1.55)
 Earnings (loss) before cumulative effect
  of accounting change(3) ....................       .64       (.18)        .57        (1.55)
 Net earnings (loss) .........................  $    .64   $   (.18)   $    .57    $   (1.59)
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                       PAGE

                                                                                      -----
     Independent Auditors' Report .................................................     60
     Consolidated Balance Sheets at December 31, 1996 and 1997 ....................     61
     Consolidated Statements of Operations for the years ended December 31, 1995,
       1996 and 1997 ..............................................................     62
     Consolidated Statements of Stockholders' Equity for the years ended Decem-
       ber 31, 1995, 1996 and 1997 ................................................     63
     Consolidated Statements of Cash Flows for the years ended December 31, 1995,
       1996 and 1997 ..............................................................     64
     Notes to Consolidated Financial Statements ...................................     65
     Schedule II -- Valuation and Qualifying Accounts .............................    103



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

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                  1995             1996            1997
                                                             --------------   -------------   -------------
Net revenues:
 Basic medical services ..................................     $  368,569      $  389,773      $  382,274
 Specialty medical services ..............................        770,554         999,209       1,571,704
 Management services and other ...........................         39,765          45,713          39,219
                                                               ----------      ----------      ----------
   Total revenues ........................................      1,178,888       1,434,695       1,993,197
                                                               ----------      ----------      ----------
Costs and expenses:
 Operating expenses:
   Salaries, wages, and benefits .........................        549,766         694,137         962,886
   Other operating expenses ..............................        338,785         399,811         516,120
 Corporate administrative and general ....................         56,016          60,976          76,824
 Depreciation and amortization ...........................         39,961          41,681          70,750
 Rent (note 10) ..........................................         66,125          77,785         105,136
 Interest (net of investment income of $1,876 in 1995,
   $2,233 in 1996 and $7,629 in 1997) (note 8) ...........         38,977          64,110         115,201
 Loss on impairment of long-lived assets and other
   non-recurring charges (income), net (notes 6 and 19)           132,960         (14,457)        133,042
                                                               ----------      ----------      ----------
   Total costs and expenses ..............................      1,222,590       1,324,043       1,979,959
                                                               ----------      ----------      ----------
   Earnings  (loss)  before  equity in earnings
    of  affiliates,  income  taxes,
    extraordinary items and cumu-
    lative effect of accounting change ...................        (43,702)        110,652          13,238
Equity in earnings of affiliates (note 4) ................          1,443             828              88
                                                               ----------      ----------      ----------
   Earnings (loss) before income taxes, extraordinary
    items and cumulative effect of accounting change.             (42,259)        111,480          13,326
Federal and state income taxes (note 13) .................        (16,270)         63,715          24,449
                                                               ----------      ----------      ----------
   Earnings (loss) before extraordinary items and cu-
    mulative effect of accounting change .................        (25,989)         47,765         (11,123)
Extraordinary items (note 16) ............................          1,013           1,431          20,552
                                                               ----------      ----------      ----------
   Earnings (loss) before cumulative effect of account-
    ing change ...........................................        (27,002)         46,334         (31,675)
Cumulative effect of accounting change (note 20) .........             --              --           1,830
                                                               ----------      ----------      ----------
   Net earnings (loss) ...................................     $  (27,002)     $   46,334      $  (33,505)
                                                               ==========      ==========      ==========
Per Common Share -- basic:
 Earnings (loss) before extraordinary items and cumu-
   lative effect of accounting change ....................     $    (1.21)     $     2.12      $    (0.39)
 Earnings (loss) before cumulative effect of accounting
   change ................................................        (  1.26)           2.06         (  1.12)
 Net earnings (loss) .....................................     $    (1.26)     $     2.06      $    (1.19)
                                                               ==========      ==========      ==========
Per Common Share -- diluted:
 Earnings (loss) before extraordinary items and cumu-
   lative effect of accounting change ....................     $    (1.21)     $     1.83      $    (0.39)
 Earnings (loss) before cumulative effect of accounting
   change ................................................        (  1.26)           1.78         (  1.12)
 Net earnings (loss) .....................................     $    (1.26)     $     1.78      $    (1.19)
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

     (j) Stock-Based Compensation



     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") in accounting for its stock options and warrants issued to employees. Additional information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") is discussed in note 11.



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

     (q) Assets held for Sale



     Assets held for sale represent the assets of 19 geriatric care facilities and one outpatient clinic acquired in connection with the acquisition of Community Care of America, Inc., 20 geriatric care facilities acquired in connection with the acquisition of certain businesses from HEALTHSOUTH Corporation and 26 physician practices acquired in the acquisition of RoTech Medical Corporation which are intended to be sold within the next year (see note
2). Such amounts are carried at estimated net realizable value, less estimated carrying costs to be incurred during the holding period.



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

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

(2) BUSINESS ACQUISITIONS

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1997

     Acquisitions in 1997 and the manner of payment are summarized as follows:


MONTH                                TRANSACTION DESCRIPTION
----------- --------------------------------------------------------------------

January Stock of In-Home Health Care, Inc., a home healthcare services provider

February Assets of Portable X-Ray Labs, Inc., a mobile x-ray services provider

March Payment of earnout in connection with Achievement Rehab acquisi-tion in December 1993

June Stock of Health Care Industries, Inc., a home healthcare services provider

June Assets of Rehab Dynamics, Inc. and Restorative Therapy, Ltd., contract rehabilitation companies(2)

August         Stock  of  Ambulatory   Pharmaceutical  Services,  Inc.  and  APS
               American, Inc., home healthcare services providers

August Stock of Arcadia Services, Inc., a home healthcare services provider September Stock and assets of Barton Creek Healthcare,
               Inc., a home healthcare services provider

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

November Assets of Richards Medical Company, Inc., a respiratory therapy company

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
                                             =========    ==========    ==========     =========

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1995

     Acquisitions in 1995 and the manner of payment are summarized as follows:


MONTH                                TRANSACTION DESCRIPTION
---------- ---------------------------------------------------------------------

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

August Stock of Senior Life Care Enterprises, Inc. ("SLC"), a home health, supplemental staffing and management service provider

August     Stock of Avenel, a 120 bed facility in Plantation, Florida

August Hershey at Woodlands, a 213 bed nursing and personal care facility in Pennsylvania

November   Stock of Governor's Park, a 150 bed facility in Illinois

December   Stock  of  Carrington   Pointe,   an  assisted   living   facility  in
           Massachusetts  Various  Litchfield Asset  Management,  Inc.,  purchase option deposits in con- nection with operating leases

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
                                                ========        =========        =========



     The Company has not finalized its plans to exit activities (exit plans) and to terminate or relocate employees (termination plans) of certain companies acquired in 1997. Unresolved issues relate primarily to the termination of certain leases, the closure of certain regional offices and the finalization of severance and termination arrangements. Accordingly, unresolved issues could result in additional liabilities for salaries, benefits, rent and other costs, and related increases to the acquisition cost. These adjustments will be reported primarily as an increase or decrease in goodwill.



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

     The termination plans at December 31, 1997 relate primarily to the following employee groups with the indicated anticipated dates of completion of termination/relocation: businesses acquired from HEALTHSOUTH Corporation by December 1998, RoTech and the Lithotripsy Division of Coram by October 1998, Portable X-Ray Labs by February 1998, Rehab Dynamics by June 1998, Arcadia and

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(2) BUSINESS ACQUISITIONS -(CONTINUED)

Ambulatory Pharmaceutical Services by August 1998, and Community Care of America by September 1998. The termination plans at December 31, 1996 relate primarily to the following employee groups with the indicated dates of completion of termination/relocation: First American by October 1997, Mediq and Total Rehab by November 1997, RMS by March 1997, Signature by September 1997, Hospice of the Great Lakes by May 1997, and Edgewater by August 1997.

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
                                                                        ========     ========


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

(8) LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1997 is summarized as follows:



                                                                                               1996        1997
                                                                                           ----------- ------------
Revolving credit and term loan facility notes:
 Revolving credit loans ..................................................................  $342,650    $  535,000
 Term loans ..............................................................................        --     1,150,000
                                                                                            --------    ----------
                                                                                             342,650     1,685,000

10.125% mortgage note payable in monthly installments of $64, including interest, due

 August 1997 .............................................................................     5,502            --
8.094% note payable, due December 2001 ...................................................     9,314         9,205
Prime plus 1.25% note payable (9.75% at December 31, 1997), due December 2000 ............     8,087         7,954
Mortgages payable in monthly installments of $62, including interest at rates ranging from
 9% to 14% ...............................................................................     8,604         7,264
9.75% mortgage note payable in monthly installments of $107, including interest, with
  final payment of $13,087 in October 1998.................................................   13,332        13,198
Prime plus 1% (9.5% at December 31, 1997) note payable in monthly installments of $89,
 including interest, with final payment in January 2020 ..................................     9,793         9,671
Seller notes, interest rates ranging from 10% to 14%, with final payment of $2,971 in July
 2000 ....................................................................................     3,710         3,495
LIBOR plus 1.75% (7.72% at December 31, 1997) mortgage note payable in monthly in-
 stallments of $51, including interest, with final payment due December 2000..............     6,392         6,274
8.8% factored receivables note due December 8, 1998, interest payable monthly ............     5,000            --
Prime plus 1% note payable due May 1997 ..................................................     1,500            --
12.0% note payable in monthly installments of $153, including interest, with final payment
 due May 2000 ............................................................................     5,130         3,509
Mortgages payable in monthly installments of $89, including interest at rates ranging from
 10.09% to 10.64% ........................................................................        --         8,800
10.89% mortgage note payable in monthly installments of $41, including interest, due April
 2015 ....................................................................................        --         3,850
11.50% mortgage note payable in monthly installments of $65, including interest, due
  January  2006 ...........................................................................       --         4,981
11.00% mortgage note payable in monthly installments of $216, including interest, due
  December 2010 ..........................................................................        --        19,185
11.50% mortgage note payable in monthly installments of $55, including interest, due
  January 2006 ...........................................................................        --         4,197
10.95% mortgage note payable in monthly installments of $74, including interest, due
  January 2004 ............................................................................       --         5,240
Obligations under capital leases bearing interest at 9.09% ...............................        --        46,185
11.00% mortgage note payable in monthly installments of $41, including interest, due
  December 2006 .........................................................................         --         2,821
8.60% mortgage note payable in monthly installments of $30, including interest, due July          --         4,032
  2034.

Unfavorable lease obligations in connection with business acquisitions ...................        --        10,000
Other ....................................................................................    11,983        22,326
Subordinated debt:
 5 3/4%  Convertible  Senior  Subordinated  Debentures due January 1, 2001, with
interest payable semi-annually on January 1 and July 1 ...................................   143,750       143,750
 6% Convertible Subordinated Debentures due December 31, 2003, with interest payable
   semi-annually on January 1 and July 1 .................................................   115,000       115,000
 5 1/4% Convertible Subordinated Debentures due June 1, 2003 of RoTech Medical Corpora-
   tion, with interest payable semi-annually on June 1 and December 1 ....................        --         2,164
 10 3/4% Senior Subordinated Notes due July 15, 2004, with interest payable semi-annually
  on January 15 and July 15 ..............................................................   100,000           107


                                       80


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



     The Company has accrued the present value of the payments contingently payable to HCFA and the former shareholders of First American of $10,000 in 2000 and $40,000 in 2001 at December 31, 1996 and the Company accrued the present value of the remaining payments at October 1, 1997. The present value of these payments of $33,851 at December 31, 1996 and $113,042 at December 31, 1997 was determined using a discount rate of 8% per annum from the dates of probable payment. The entire

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(9) OTHER LONG-TERM LIABILITIES AND CONTINGENCIES RELATED TO FIRST AMERICAN ACQUISITION -(CONTINUED)

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
                       ==========           ====      ========       =========      ========


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(11) CAPITAL STOCK -(CONTINUED)



     The Company applies APB No. 25 and related interpretations in accounting for its employee stock options and warrants. Accordingly, no compensation expense has been recognized in connection with its employee stock options and warrants. Had compensation expense for the Company's employee stock options and warrants been determined consistent with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:




                                                   1995                       1996                       1997
                                        --------------------------- ------------------------- ---------------------------
                                         AS REPORTED    PRO FORMA    AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA
                                        ------------- ------------- ------------- ----------- ------------- -------------
Net earnings (loss) ...................   $ (27,002)    $ (44,752)    $ 46,334     $ 43,082     $ (33,505)    $ (48,994)
Basic earnings (loss) per share .......       (1.26)        (2.09)         2.06         1.91        (1.19)        (1.73)
Diluted earnings (loss) per share .....       (1.26)        (2.09)         1.78         1.68        (1.19)        (1.73)
                                          =========     =========     =========    =========    =========     =========




     The fair value of the employee options and warrants (including the Employee Stock Purchase Plan) for purposes of the above pro forma disclosure was estimated on the date of grant or modification using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 5.40% to 6.74% in 1995 and 1996 and 5.80% in 1997, weighted average expected lives of 2 to 9 years for options and 6 months for the Employee Stock Purchase Plan, 0.1% dividend yield and volatility of 26.3% in 1995 and 1996 and 30.1% in 1997. The effects of applying SFAS No. 123 in the pro forma net earnings (loss) and earnings (loss) per share may not be representative of the effects on such pro forma information for future years. In November 1995, the Board of Directors authorized a modification to the options outstanding under the Company's option plans which resulted in the change of the exercise price to $20.875, the market price on the date of the modification, for certain options with exercise prices over $21.00. Because no compensation was recognized for the original options, the modified options are treated as a new grant. Under SFAS 123, compensation cost of $23,655 in 1995 is recognized immediately for vested options for the fair value of the new options on the modification date. The effect of this modification has been included in the pro forma earnings (loss) per share amounts above. In September 1997, the Board of Directors authorized a modification to the options outstanding under the Company's option plans which resulted in a two year acceleration of the options held by senior and executive vice presidents. Under SFAS 123, compensation cost of $1,229 in 1997 is recognized immediately for the vested options. The effect of this modification has been included in the pro forma per share amounts above.



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
                                            =======    ========     =======    ========    =========    ========




     The warrants granted in 1997 consist primarily of warrants granted to Stephen P. Griggs, the President of RoTech. In connection with the acquisition of RoTech and as a condition of his five-year employment agreement, Mr. Griggs was issued warrants to purchase 750,000 shares of IHS Common Stock at a per share exercise price equal to the average closing sales price of IHS Common Stock for the 15 business days prior to the acquisition closing date. Such warrants vest at a rate of 20% per year beginning one year from the acquisition closing date. The warrants were granted in consideration of future services to be rendered by Mr. Griggs. As such, the Company applied the guidance provided in APB Opinion No. 25. Since the exercise price of the warrants was equal, on the date of grant, to the market value of the stock, no compensation expense was recognized or deferred

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(11) CAPITAL STOCK -(CONTINUED)

     In 1995, the Company's Board of Directors authorized the repurchase in the open market of up to $50,000 of the Company's common stock. The purpose of the repurchase program was to have available treasury shares of common stock to satisfy contingent earn-out payments under prior business combinations accounted for by the purchase method. The repurchases were funded from cash from operations and drawings under the Company's revolving credit facility. In 1995, the Company repurchased 400,600 shares of common stock for an aggregate purchase price of approximately $12,790. No shares were repurchased in 1996. The repurchase program was discontinued in September 1996. During 1996 the Company reissued all 400,600 shares in partial satisfaction of earn-out payments.

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



                                                                   INCOME           SHARES        PER SHARE
                                                                (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                               -------------   ---------------   ----------
For the Year ended December 31, 1996
 Basic EPS .................................................      $47,765         22,529,000       $ 2.12
 Adjustment for interest on convertible debentures .........        9,888                 --           --
 Incremental  shares from assumed exercise of dilutive
   options and warrants (net of tax benefits related thereto)
   and issuance of contingent shares .......................           --          1,045,310           --
 Incremental shares from assumed conversion of the con-
   vertible subordinated debentures ........................           --          7,989,275           --
                                                                  -------         ----------       ------
 Diluted EPS ...............................................      $57,653         31,563,585       $ 1.83
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
                                                                        =========      =========




     The decreases in the valuation allowance for deferred tax assets in 1995 and 1996 are attributable to the utilization of pre-acquisition separate company net operating loss carryforwards. The Company recorded deferred tax assets in connection with business acquisitions of $32,093 in 1997, which, net of a valuation allowance of $24,403 related thereto, has been applied as a reduction to goodwill. The valuation allowance is necessary because it relates to net operating loss carryforwards of acquired companies

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(13) INCOME TAXES-(CONTINUED)



and therefore realization is subject to various limitations under the Internal Revenue Code. In addition, the Company is still in the process of reviewing the acquired companies' operations in connection with its integration plans and will be re-evaluating its assessment of recoverability in 1998 in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Any reduction in the valuation allowance will be recorded as a reduction of goodwill recorded on such 1997 acquisitions. The pre-acquisition separate company net operating loss carryforwards expire in years 1998 through 2009.

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

     During 1997 and 1996, the Company loaned Dr. Robert N. Elkins, IHS' chairman, chief executive officer and president, approximately $13,500 and $4,700, respectively. Dr. Elkins used the cash proceeds from the loan to exercise options to purchase 650,000 shares of common stock in 1997, which shares he continues to hold. In 1996, the cash proceeds were used to purchase shares of common stock. In addition, the Company has made available loans to members of senior management in order to purchase stock in the open market and/or to exercise stock options. Such loans aggregated approximately $4,070 at December 31, 1997.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(18) RELATED PARTY TRANSACTIONS -(CONTINUED)

     In November 1996, the Company purchased LifeWay, Inc. ("LifeWay"), a disease management company in Miami, Florida for approximately $900 through the issuance of 38,502 shares of common stock. Prior to the purchase, IHS owned approximately 10% of LifeWay and Dr. Robert N. Elkins, IHS' chairman, chief executive officer and president, beneficially owned approximately 65%. IHS also issued 48,129 shares of Common Stock to Dr. Elkins in payment of outstanding loans of $1,125 from Dr. Elkins to LifeWay and 8,984 shares in partial payment of a bonus to a stockholder of LifeWay.



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



(19) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES




                                                                                1995        1996         1997
                                                                             ---------- ------------ -----------
   Loss on impairment of long-lived assets -- nursing and assisted living
     facilities ............................................................  $ 83,321   $      --    $     --
   Write-off of deferred pre-opening costs in connection with change in ac-
     counting estimate .....................................................    25,785          --          --
   Loss on management contract terminations:
     Nursing facilities ....................................................    21,915       7,825       3,700
     Home health ...........................................................        --          --       8,199
   IntegraCare merger costs ................................................     1,939          --          --
   Gain on sale of pharmacy division .......................................        --     (34,298)     (7,580)
   Loss (gain) on sale of Integrated Living Communities, Inc. ..............        --       8,497      (3,914)
   Loss on closure of redundant operations:

     Home health ...........................................................        --       3,519       1,387
     Rehabilitation ........................................................        --          --       2,929
   Termination of Coram merger and related settlement costs ................        --          --      27,555
   Termination payments in connection with RoTech acquisition ..............        --          --       4,750
   Write-down to net realizable value of assets to be sold:

     Physician practice and outpatient clinic operations ...................        --          --      58,912
     Nursing facilities ....................................................        --          --       2,500
   Termination of other business activities:

     International investment and development activities ...................        --          --       5,490
     Pre-acquisition activities ............................................        --          --       4,500
     Purchase options on nursing facilities ................................        --          --       6,268
     National purchasing contract ..........................................        --          --       5,742
   Other ...................................................................        --          --      12,604
                                                                              --------   ---------    --------
                                                                              $132,960   $ (14,457)   $133,042
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

     In the fourth quarter of 1997, IHS recorded a $3,700 charge to exit 11 California nursing facilities under management. The components of this charge were to writeoff the following assets: a $602 management fee receivable, a $2,250 purchase option deposit, a $550 cash advance for capital improvements and other working capital requirements of the owner, and $298 in deferred acquisition costs.

     In the fourth quarter of 1997, the Company also recorded an $8,199 charge to exit a home health management contract. The components of this charge were to writeoff the following assets: a $769 management fee receivable, a $3,200 cash advance for capital improvements and other working capital, a $1,000 loan to the home health company, and $3,230 of unamortized value assigned to the management contract at the acquisition date.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(19) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES -(CONTINUED)



     In the fourth quarter of 1997, the Company incurred other costs of $12,604, which included: (i) $1,300 in termination and severance costs associated with the sale of outpatient and physician practices, (ii) $1,100 in lease termination costs associated with the sale of outpatient and physician practices, (iii) $3,800 in investments and loans related to other start-up joint ventures, (iv) $3,500 in obsolete information systems for acquisitions completed prior to 1997,
(v) $975 prior owner litigation settlements subsequent to one year after acquisition date, (vi) $970 in lease termination costs associated with the closing of six mobile diagnostic locations in non-strategic markets, and (vii) $959 in other miscellaneous charges.



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

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(22) SEGMENT REPORTING -(CONTINUED)


                                      HOME HEALTH   NURSING FACILITIES
                                        SEGMENT         AND OTHER       CONSOLIDATED
                                     ------------ -------------------- -------------

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



     In January 1998, the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44,500, which facilities were leased back by Lyric Health Care LLC ("LLC"), a newly formed subsidiary of IHS, at an annual rent of approximately $4,500. The Company recorded a $2.5 million loss on the sale of these facilities in 1997. IHS also entered into management and franchise agreements with LLC. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $350,000. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

(23) SUBSEQUENT EVENTS -(CONTINUED)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     The  section  entitled  "Executive   Compensation--Compensation   Committee
Interlocks and Insider Participation" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

     In April 1993, the Company purchased units, consisting of Preference Shares and Class B Ordinary Shares, of Speciality Care PLC ("Speciality"), a United Kingdom company formed by Mr. Nicholson to acquire Burley Healthcare PLC. The Company paid approximately $2,993,000 for the units, which initially represented (on a pre-dilution basis) approximately 25% of the voting equity of Speciality. The Company purchased units at the same price and on the same terms as the purchase by other outside, unaffiliated investors, including Nash & Sells, an independent English venture capital firm. Speciality was prohibited from undertaking certain major corporate actions, including refinancings and the sale of Speciality, without the consent of the Company and the other outside, unaffiliated investors. Entities controlled by Mr. Nicholson and Dr. Elkins paid approximately $1,505,950 for Class A Ordinary Shares, which initially represented approximately 50.1% of the voting equity of Speciality, although Dr. Elkins gave Mr. Nicholson a proxy over the shares Dr. Elkins controlled. Mr. Nicholson served as Chairman and Managing Director of Speciality. In addition, a limited partnership in which a subsidiary of the Company was the general partner and executive officers and certain directors of the Company were limited partners  (the  "Company  Partnership")  paid  approximately  $585,000 for units consisting of Preference Shares and Class B Ordinary Shares initially representing approximately 3.5% of the voting equity of Speciality; this purchase was at the same purchase price and on the same terms as the Company's purchase. As a result of Dr. Elkins' and Mr. Nicholson's interest in the transaction, a committee of directors consisting of then disinterested members of the Board of Directors of the Company was established to review the transaction.

     In October 1994, the Company made a $1 million loan to Speciality for purposes of acquiring a healthcare facility. The loan accrued interest at 9%, was payable on demand, and was secured by substantially all the assets of Speciality. In November 1994, the Company subscribed for an additional 100,000 Class B Ordinary Shares and 300,000 Preference Shares of Speciality at a price of \P1 per share, the same price paid by Nash, Sells & Partners Ltd., which purchase price was paid through cancellation of the loan. The foregoing transactions with Speciality were approved by the disinterested members of the Board of Directors. The Company agreed to allow a bank to take a first lien on the aforementioned nursing facility and to have its lien become a second lien on the same property.

     In June 1995 the Company loaned  Speciality  \P5.9 million,  which loan was repaid in August 1995 upon the completion of the reorganization of Speciality. In August 1995, the Company, together with other investors of Speciality, completed a reorganization of the share capital of Speciality. The Company purchased 4,773,846 Convertible Preference Shares from Speciality at a subscription price of \P1 per share. Speciality redeemed 1,800,000 Preference Shares owned by the Company at a price of \P1 per Share. The 525,000 Class B Ordinary Shares owned by the Company were redesignated and converted into 387,187 Ordinary Shares of 10p each of Speciality. In addition, certain investors, including entities controlled by Mr. Nicholson, purchased the shares owned by the Company Partnership for $1,504,990 (including accrued dividends). As a result of the reorganization, the Company owned 63.65% of the Convertible Preference Shares and 21.3% of the Ordinary Shares of Speciality (31.38% of the outstanding Ordinary Shares assuming no further issuances and conversion of the Convertible Preference Shares). Speciality also repaid \P752,741 owed to Mr. Nicholson. The reorganization of Speciality was approved by the Board of Directors of the Company upon the recommendation of a special committee of disinterested directors appointed by the Board, which had obtained a fairness opinion and advice from independent legal counsel. Under the Articles of Association of Speciality, the Company had the right to nominate two directors; Dr. Elkins and Mr. Cirka were the Company's nominees.

     In July 1995, Dr. Elkins sold a portion of his Speciality shares to an entity controlled by Mr. Nicholson and contributed the remainder of his Speciality shares to a limited partnership (the "Speciality Partnership"). The general partners of the Speciality Partnership consisted of a limited partnership controlled by Dr. Elkins and a corporation the sole stockholders of which were Mr. Nicholson and his wife; however, the partnership agreement of such limited partnership granted to the general partner controlled by Mr. Nicholson all voting and dispositive power with respect to the Speciality shares owned by the partnership. In September 1997 the Speciality Partnership was dissolved and the Speciality shares owned by it were distributed to the entity controlled by Mr. Nicholson.

     In February 1998 Speciality was acquired by Craegmoor Healthcare Company Limited, an owner and operator of residential nursing homes in the United Kingdom. Craegmoor Healthcare operates 65 nursing homes with 3,106 beds, including the 24 homes with 1,142 beds owned by Speciality. The stockholders of Speciality received 10% of the outstanding ordinary shares of Craegmoor Healthcare having a value at the date of closing of approximately $20.8 million; as a result of their ownership of Speciality, the Company owns approximately 5.3% of the outstanding ordinary shares of Craegmoor Healthcare and the entity controlled by Mr. Nicholson owns approximately 1.2% of the outstanding ordinary shares of Craegmoor Healthcare.

     During fiscal year 1997 the Company's Symphony Rehabilitation Services and Symphony Pharmacy Services divisions received payments from Community Care of America, Inc. ("CCA") of approximately $2,029,000 and $176,000, respectively, for rehabilitation and pharmacy services, respectively, provided to CCA's patients. These divisions provided similar services to a number of unrelated companies at similar rates in 1997. Dr. Elkins was a director and Mr. Silverman was Chairman of the Board of CCA. Dr. Elkins beneficially owned 21.1% of the outstanding shares of CCA and the Company owned warrants to purchase approximately 14.9% of CCA.

     In December 1996, the Company entered into a management agreement with CCA pursuant to which the Company agreed to supervise, manage and operate the financial, accounting, MIS, reimbursement and ancillary services contract functions for CCA (the "Services") from January 1, 1997 to December 31, 2001. The Company was to receive a management fee as follows: (a) for 1997, an amount equal to the lesser of (i) two percent (2%) of CCA's gross revenues (as defined), subject to increase under certain circumstances, or (ii) twice the amount of CCA's total direct and indirect costs in performing the Services for the period July 1, 1996 to December 31, 1996 ("Owners' Cost"); and (b) for 1998 and thereafter, the lesser of (i) two percent (2%) of CCA's gross revenues, subject to increase under certain circumstances, or (ii) a percentage of CCA's gross revenues determined by dividing the Owners'

Cost by CCA's gross revenues for the period July 1, 1996 to December 31, 1996. The management fee was payable monthly, but CCA could elect to defer all or a portion of the fee until May 31, 1998. Thereafter, the management fee could be deferred only to the extent funds are not available after paying debt service and other expenses. Any management fee not paid was accrued and bore interest. Management fees due IHS from CCA from January 1, 1997 until the Company's acquisition of CCA on September 25, 1997 aggregated approximately $2.2 million, all of which was deferred.

     In connection with the management agreement, the Company made available to CCA a revolving credit facility pursuant to which CCA could borrow up to $5.0 million for additional working capital until December 27, 1998. Borrowings under this line of credit bore interest at a rate equal to the annual rate set forth in the Company's revolving credit agreement with Citibank, N.A. plus 2% per annum. In connection therewith, CCA issued to the Company warrants to purchase an aggregate of 752,182 shares of CCA's common stock, one-half of which were exercisable at $3.22 per share (the average of the high and low trading price of CCA's common stock on January 14 and 15, 1997) for a two-year period and the remaining one-half of which were exercisable at $6.44 per share for a five-year period. CCA granted the Company registration rights relating to the shares underlying the warrants. In July 1997 the Company made available to CCA an additional $5.0 million revolving credit facility pursuant to which CCA could borrow up to $5.0 million for additional working capital until July 18, 1999. Borrowings under this line of credit bore interest at a rate equal to the annual rate set forth in the Company's revolving credit agreement with Citibank, N.A. plus 4% per annum. Borrowings under the two facilities were subordinated to CCA's borrowings from unaffiliated third-party lenders. At the time of the Company's acquisition of CCA, CCA had borrowed an aggregate of $10.0 million under these facilities.

     In April 1997, the Company guaranteed CCA's loan and lease obligations to Health and Retirement Properties Trust, which aggregated approximately $10 million at March 31, 1997, and a $4.8 million overadvance made by Daiwa Healthco-2 LLC to CCA. In connection with these guarantees, CCA issued to the Company warrants to purchase 379,900 shares of CCA common stock at a purchase price of $1.937 per share for a period of five years. CCA granted the Company registration rights relating to the shares underlying the warrants.

     In September 1997, the Company acquired CCA through a cash tender offer and subsequent merger for a purchase price of $4.00 per share. As a result of the transaction, Dr. Elkins and Messrs. Silverman and Cirka received $3,384,940, $32,332 and $44,556, respectively. Certain other executive officers of the Company owned shares of CCA which they purchased at prices higher than $4.00; consequently, they lost money on the transaction.

     In November 1995 the Company formed Integrated Living Communities, Inc. ("ILC") as a wholly-owned subsidiary of the Company to operate the assisted living and other senior housing facilities owned, leased and managed by the Company. Following ILC's formation, the Company transferred to ILC as a capital contribution its ownership interest in three facilities, condominium interests in three facilities, and agreements to manage nine facilities (five of which were subsequently cancelled). In addition, the Company sublet two facilities to ILC. Through October 9, 1996, the Company provided all of ILC's required financial, legal, accounting, human resources and information systems services, for which it received a flat fee of 6% of ILC's total revenues, and satisfied all of ILC's capital requirements in excess of internally generated funds through a $75 million revolving credit facility. The Company estimates that the cost to ILC of obtaining these services from third parties would have been significantly higher than the fee charged by the Company. The Company provided certain building maintenance, housekeeping, emergency call and residence meal services at certain of ILC's facilities.

     On October 9, 1996, ILC completed an initial public offering of its common stock to the public at a price of $8.00 per share. The Company sold 1,400,000 shares of ILC common stock in the offering, for which it received aggregate net proceeds of approximately $10.4 million. In addition, ILC used approximately $7.4 million of the proceeds from the offering to repay outstanding indebtedness to the Company. Following the closing of the offering, ILC borrowed an additional $3.4 million from the Company (the "November Loan"). The loan bore interest at the rate of 14% per annum, was to be repaid in 24 equal monthly installments of principal plus interest beginning December 2, 1996 and was subordinated to ILC's revolving credit facility with Nationsbank. In April 1997 IHS and ILC amended the November Loan to modify the payment schedule and provide for an interest rate of 12%. The November Loan matured in November 1998 and was subordinated to ILC's revolving credit facility with Nationsbank. In April 1997 IHS and ILC also entered into a $5.0 million revolving credit facility. Borrowings under this facility bore interest at a rate per annum of 12%, and the facility matured in April 1998. This facility was subordinated to ILC's revolving credit facility with Nationsbank. Robert N. Elkins, the Company's Chairman of the Board and Chief Executive Officer, served as Chairman of the Board of ILC. Lawrence P. Cirka, the former President and a former director of the Company, was a director of ILC. Messrs. Elkins and Cirka were granted options to purchase 235,000 shares and 98,000 shares, respectively, of ILC common stock at a purchase price of $8.00 per share, equal to the initial public offering price, in June 1996. These options became exercisable in three equal annual installments, commencing June 10, 1997, although they would become immediately exercisable under certain circumstances generally related to a change in control of ILC or Dr. Elkins or Mr. Cirka, as the case may be, ceasing to be a director of ILC. In July 1997, an unrelated third party purchased all the outstanding stock of ILC, including the Company's remaining 37.3% interest, for $11.00 per share. All options granted to Dr. Elkins and Mr. Cirka became immediately exercisable.

     In November 1996, Mr. Nicholson entered into a consulting agreement with ILC. Pursuant to the agreement, which was effective June 1, 1996 and terminated upon the sale of ILC in July 1997, Mr. Nicholson advised ILC with respect to its acquisition and development activities. Mr. Nicholson received an annual consulting fee of $250,000, as well as negotiated brokerage commissions on certain transactions. Mr. Nicholson did not receive any commissions from ILC.

     During 1997 the Law Offices of Robert A. Mitchell, a director of the Company, performed legal services for the Company for which such firm received $194,450.

     On December 12, 1997, the Company entered into an Aircraft Lease Agreement (the "Lease") with RNE Skyview, LLC ("Skyview"), which is wholly owned by Dr. Elkins. Pursuant to the Lease, the Company has agreed to lease one aircraft from Skyview for seven years, commencing on December 12, 1997 and terminating on December 12, 2004, with automatic one-year extensions unless either party notifies the other in writing six months prior to termination. Under the Lease, the Company has agreed to pay Skyview a commercially reasonable base rent, which shall be no less than $89,675.81 per month and $1,076,109.72 per year. The Company must also pay additional rent of $2,150 per block hour for any month in which the number of block hours flown is more than 42 hours. The Company is responsible for all maintenance and operation expenses of the aircraft during the term of the Lease. The Lease provides that Dr. Elkins shall have exclusive first use of the aircraft throughout the term of the Lease, even if Dr. Elkins is terminated as an employee of the Company for any reason, including, without limitation, as a result of a change of control of the Company (as defined in the Company's credit facility). The Lease further provides that in the event of the termination of Dr. Elkins' employment with the Company, including, without limitation, as a result of a change of control of the Company, the members of the aircraft's cockpit crew shall become employees of Skyview; however, the salaries, expenses and benefits of such crew members shall be a cost and expense of the Company throughout the term of the Lease. Dr. Elkins is obligated to reimburse the Company for its out-of-pocket costs associated with use of the aircraft if, at any time during the term of the Lease, Dr. Elkins uses the aircraft for his own personal use. In connection with the Lease, Skyview purchased the Gulfstream II airplane then owned by the Company for its fair market value of $5.082 million, which aircraft was traded in at its fair market value in partial payment of the $8.9 million purchase price for the aircraft purchased by Skyview. The Company recognized no gain or loss on the sale of the aircraft to Skyview. The Lease and the aircraft are subject to a security interest in favor of BTM Capital Corporation securing a loan in the amount of $9,177,159 made to Skyview, which represents the cash purchase price paid for the aircraft purchased from the Company and the cash portion of the purchase price for the new aircraft, plus approximately $275,000 to cover work orders and closing costs. Dr. Elkins has also pledged all of his membership interests in Skyview to secure such loan. The base rent paid by the Company under the lease equals Skyview's monthly and annual debt service costs on the loan from BTM Capital Corporation.

     Pursuant to a Relocation Agreement dated as of August 5, 1997 between Mr. Cirka and the Company, the Company purchased Mr. Cirka's Florida residence and Mr. Cirka agreed to perform substan-tially all of his duties for the Company at its Owings Mills, Maryland headquarters beginning on May 1, 1998. Mr. Cirka had previously performed his duties for the Company at the Company's Naples, Florida, office. The Company paid Mr. Cirka a total of $4,823,774 for his Florida residence (including furniture and improvements), including approximately $579,000 for real estate taxes, closing costs and reimbursement of relocation expenses, and agreed to allow Mr. Cirka to rent such Florida residence on a month-to-month basis until May 1, 1998. In addition, the Company has granted Mr. Cirka a right of first refusal through March 31, 1999 to match any third-party offer on the residence which is acceptable to the Company. Mr. Cirka and the Company have agreed that if Mr. Cirka does not exercise his option to repurchase the residence and the Company sells the residence for less than $4,823,774 to a third party, the difference between $4,823,774 and the sale price will be deducted from Mr. Cirka's bonus. The Company believes that the current fair market value of Mr. Cirka's Florida residence is approximately $4.2 million to $4.5 million.

     In March 1998 Mr. Cirka ceased to be an officer and director of the Company. The Company is treating Mr. Cirka as if his employment was terminated without cause (as such term is defined in his employment agreement). As a result, Mr. Cirka is entitled to a payment of five times the sum of (a) his salary and (b) the highest of (i) his salary in 1998, (ii) his bonus in 1997 or
(iii) his bonus in 1996. In addition, all stock option and other equity-based rights became fully vested and Mr. Cirka is entitled to receive certain benefits for five years after termination.

     In January 1998, the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. ("Omega") for $44,500,000, which facilities were leased back by Lyric Health Care LLC ("Lyric"), a newly formed subsidiary of the Company, at an annual rent of approximately $4,500,000. The Company also entered into management and franchise agreements with Lyric, which agreements have initial terms of 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $350,000,000. In addition, the management agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of the Company as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants Lyric the authority to use the Company's trade names and proprietary materials. In a related transaction, TFN Healthcare Investors, Inc., an entity in which Mr. Nicholson is the principal stockholder ("TFN Healthcare"), purchased a 50% membership interest in Lyric for $1,000,000 and the Company's interest in Lyric was reduced to 50%. Lyric will dissolve on December 31, 2047 unless extended for an additional 12 months. In addition, in March 1998 the Company sold an additional five long-term care facilities to Omega for approximately $50,500,000, which facilities were leased back to Lyric at an annual rent of approximately $4,949,000. IHS is managing these facilities for Lyric pursuant to the above-described agreements.

     In February 1998, Mr. Nicholson entered into an employment agreement with Lyric pursuant to which Mr. Nicholson serves as Managing Director of Lyric, having day-to-day authority for the management and operation of Lyric. Mr. Nicholson receives a base salary of $250,000, which may be increased from time to time with the Company's approval and shall be increased to $275,000, $300,000 and $350,000 upon Lyric achieving annual fiscal year revenues of $150 million, $250 million and $450 million, respectively. Mr. Nicholson will also receive benefits similar to those provided to the Company's executive officers. The agreement has an initial term through December 31, 2002, subject to automatic one year extensions thereafter unless the Company or Mr. Nicholson elects not to extend. The agreement may be terminated by Lyric for Cause or by Mr. Nicholson for Good Reason. Upon termination by Lyric without Cause or by Mr. Nicholson for Good Reason, Mr. Nicholson will be entitled to a severance payment equal to one year's salary plus the average of his last two annual bonuses, payable 50% within 10 days of termination and 50% monthly in 12 equal installments unless such termination occurs within one year following a change of control of the Company or the Company and TFN Healthcare cease to own in aggregate 50% of Lyric, in which case the entire severance payment shall be made in one lump sum. If Mr. Nicholson resigns within 30 days after TFN Healthcare's interest in Lyric is diluted below 33 1/3% and TFN Healthcare sells its interest in Lyric, then Mr. Nicholson will be entitled to severance in an amount equal to up to three times his annual salary. The employment agreement contains confidentiality and non-compete provisions. For purposes of the agreement, "Cause" means (i) Mr. Nicholson materially fails to perform his duties, (ii) Mr. Nicholson materially breaches his confidentiality or non-compete covenants, (iii) Mr. Nicholson is convicted of any felony or any misdemeanor involving moral turpitude, or commits larceny, embezzlement or theft of Lyric's tangible or intangible property, or (iv) TFN Healthcare disposes of more than 50% of its interest in Lyric, and "Good Reason" is defined as (i) a material breach of the agreement by Lyric, (ii) a change of control of the Company (similar to the change of control definition contained in Dr. Elkins' employment agreement (see "Executive Compensation--Employment Agreements")), (iii) the Company and TFN Healthcare no longer own in aggregate 50% of Lyric or (iv) TFN Healthcare's interest in Lyric is diluted below 33 1/3% and TFN Healthcare sells its interest in Lyric.

     In April 1998 the Company reached an agreement in principle to sell 44 facilities to Monarch Properties, Inc., a newly-formed real estate investment trust ("Monarch"), for an aggregate purchase price of approximately $371 million. It is currently contemplated that Monarch will lease 42 of these 44 facilities to Lyric, and that Lyric will engage the Company to manage the facilities pursuant to the arrangements described above. The transactions with Monarch and Lyric are subject to completion of definitive documentation and completion of Monarch's initial public offering, and there can be no assurance that the transaction will be completed on these terms, on different terms or at all. Dr. Elkins is Chairman of the Board of Directors of Monarch, and it is currently contemplated that he will beneficially own between five and ten percent of Monarch following completion of Monarch's public offering.

     As of June 5, 1995, Asia Care, Inc., a wholly-owned subsidiary of the Company ("Asia Care"), entered into an employment agreement with John L. Silverman, subsequently amended, pursuant to which Mr. Silverman served as Chief Executive Officer and President of Asia Care, with responsibility for pursuing business opportunities and establishing Asia Care's business in Asia. In 1997 Mr. Silverman received salary of $202,277 plus a cash bonus of $60,000. The Company had guaranteed the payment of Mr. Silverman's salary and bonus. Mr. Silverman had the right to purchase 10% of the outstanding stock of Asia Care at fair market value at any time during the term of the agreement and for a period of six months after termination or expiration of the employment agreement. The agreement, which had a term of three years, was terminated effective December 31, 1997 and Asia Care ceased operations. In connection with the termination of the agreement, the Company paid Mr. Silverman $202,227 as consideration for his 12 month non-compete and non-solicitation agreement, and reimbursed certain expenses, including the cost of Mr. Silverman and his wife relocating to the United States.

     The Company from time to time makes loans available to its senior executives in order to allow such persons to purchase stock, primarily through the exercise of options, finance the purchase or construction of a residence, or satisfy other personal obligations. In the absence of such loans, these executives would be obligated in most cases either to forego such activities or sell shares of Common Stock beneficially owned by them to finance such activities. The Company also believes that making such loans available to its executive officers helps attract and retain highly qualified management personnel.

     At March 1, 1998, the Company had three outstanding loans to Robert N. Elkins, the Company's Chairman and Chief Executive Officer, aggregating $19,944,095. One loan, in the original principal amount of $4,690,527 ("Loan A"), was used primarily to purchase shares of the Company's Common Stock, bears interest at a rate per annum equal to the higher of 7.5% or the Company's cost of borrowing under its bank credit facility and is due December 19, 2001. The principal amount of Loan A, which is unsecured, is due in five annual installments beginning December 19, 1997; however, repayment of the first installment of principal of $281,432 was forgiven in 1997. The largest amount of indebtedness outstanding under Loan A during fiscal 1997 was $4,690,527. During 1997 Dr. Elkins paid no interest to the Company in respect of Loan A. The second loan is in the original principal amount of $13,447,000 ("Loan B"). Loan B, which was used to exercise options, bears interest at 6.8% per annum, is due October 1, 2002 and is unsecured. The largest amount of indebtedness outstanding under Loan B during fiscal 1997 was $13,447,000. Dr. Elkins must prepay Loan B with the proceeds (less broker's commissions and taxes) resulting from the sale by him of up to 650,000 shares of the Company's Common Stock. Loan B provides that upon the occurrence of any change of control of the Company or the termination of Dr. Elkins' employment with the Company by death, for permanent disability, by Dr. Elkins for Good Reason or by the Company without Cause (as such terms are defined in Dr. Elkins' employment agreement), any amounts outstanding and not then due under Loan B shall be automatically and immediately discharged. Pursuant to the Supplemental Agreement entered into between the Company and Dr. Elkins, Dr. Elkins is entitled to receive bonuses on each October 1 from 1998 to 2002 in amounts sufficient to enable him to repay the principal of and interest on Loan B less the amount of his salary and bonus for the prior calendar year in excess of $500,000. The Supplemental Agreement also provides that upon the occurrence of any change of control of the Company or the termination of Dr. Elkins' employment with the Company by death, for permanent disability, by Dr. Elkins for Good Reason or by the Company without Cause (as such terms are defined in Dr. Elkins' employment agreement), any amounts outstanding under Loan A shall be automatically and immediately discharged. The third loan, which was made in January 1998, is in the original principal amount of $2,088,000 ("Loan C"). Loan C, which was used to exercise options, bears interest at 6.8% per annum, is due January 28, 2003 and is unsecured. Dr. Elkins must prepay Loan C with the proceeds (less broker's commissions and taxes) resulting from the sale by him of the first 100,000 shares of Common Stock after the earlier to occur of (i) repayment in full of Loan B or (ii) the sale of 650,000 shares of Common Stock and the use of the proceeds therefrom to repay a portion of Loan B. Dr. Elkins continues to own the shares of Common Stock acquired upon the exercise of options using the Loan B and Loan C proceeds. Dr. Elkins has indicated to the Company that he intends to use all salary and bonus in excess of $500,000 received by him in 1998, net of taxes, to repay these loans.

     At March 1, 1998, the Company had outstanding loans to Lawrence P. Cirka, the former President and a former director of the Company, aggregating $1,886,058. One loan, in the original principal amount of $1,474,530, was used primarily to purchase shares of the Company's Common Stock, bears interest at the higher of 7.5% or the Company's cost of borrowing under its bank credit facility and is due December 19, 2001. The principal amount of the loan is due in five annual installments beginning December 19, 1997 and is unsecured. In December 1997, the Company loaned Mr. Cirka $500,000, which he used for personal purposes. This loan bears interest at the rate of 8%, is unsecured, and is due in 10 equal annual installments beginning December 10, 1998, although the Company has the right to accelerate the maturity if Mr. Cirka leaves the Company's employ for any reason. The loan provides that if Mr. Cirka's employment is terminated within one year after the occurrence of any change of control of the Company, any amounts outstanding under the loan shall be automatically and immediately forgiven as of the last day of employment. The largest amount of indebtedness outstanding during fiscal 1997 was $1,974,530. During 1997 Mr. Cirka paid $85,139 in interest to the Company and made all required principal repayments, aggregating $88,472, in respect of these loans.

     At March 1, 1998, the Company had outstanding loans to C. Taylor Pickett, the Company's Executive Vice President -- Chief Financial Officer, of $506,963. One loan, made in November 1997 in the principal amount of $500,000, bears interest at 6.8%, is unsecured and is due on November 13, 2002. The second loan, made in March 1996 in the principal amount of $6,963, bears interest at 9% and is unsecured. The largest amount of indebtedness outstanding during fiscal 1997 was $506,963. The proceeds of these loans were used primarily to purchase shares of the Company's Common Stock.

     At March 1, 1998, the Company had outstanding loans to Anthony R. Masso, the Company's Executive Vice President -- Managed Care, aggregating $125,000. One such loan, made in July 1996 in the principal amount of $75,000, bears interest at 7.9%, is secured by Mr. Masso's home and is due on July 31, 1999. The second loan, made in August 1994 in the principal amount of $50,000, bears interest at 4%, is unsecured and is due January 1, 1999. The largest amount of indebtedness outstanding during fiscal 1997 was $125,000. The proceeds of the loans were used primarily to finance the purchase of a house.

     At March 1, 1998, the Company had outstanding loans to Brian K. Davidson, the Company's Executive Vice President -- Development, aggregating $907,650. One such loan, made in August 1997 in the principal amount of $500,000, bears interest at 8%, is unsecured and is due December 31, 1998. The second loan, made in April 1997 in the principal amount of $407,650, bears interest at 9%, is secured by two homes and other collateral, and is due April 3, 2000. The largest amount of indebtedness outstanding during fiscal 1997 was $907,650. The proceeds of the loans were used to finance the purchase of a house and for personal purposes.

     At March 1, 1998, the Company had outstanding loans to W. Bradley Bennett, the Company's Executive Vice President -- Chief Accounting Officer, aggregating $231,000. Two such loans in the aggregate principal amount of $181,000 are unsecured and bear interest at 9%; $125,000, which was loaned in April 1997, is due April 4, 1998 and the remainder, which was loaned in August 1995, is due December 31, 1998; the third loan, made in August 1997 in the principal amount of $50,000, bears interest at 7.5%, is unsecured and is due August 6, 1998. The largest amount of indebtedness outstanding during fiscal 1997 was $231,000. The proceeds of the loans were used primarily to finance the purchase of a house.

     At March 1, 1998, the Company had outstanding loans to Marshall A. Elkins, the Company's Executive Vice President and General Counsel, of $894,000. One such loan, made in March 1998 in the principal amount of $850,000, bears interest at 6.8%, is unsecured and is due October 1, 2002. The second loan, made in April 1993 in the principal amount of $44,000, bears interest at 7%, is unsecured and is due on demand. The largest amount of indebtedness outstanding during fiscal 1997 was $44,000. The proceeds of the loans were used for personal purposes.

     At March 1, 1998, the Company had outstanding loans to Marc B. Levin, the Company's Executive Vice President -- Investor Relations, aggregating $967,738. Two such loans, in the aggregate principal amount of $908,000, are unsecured and bear interest at 8%; $58,000, which was loaned in June 1997, is due June 25, 2000 and the remainder, which was loaned in October 1997, is due December 31, 2000; two additional loans, one made in May 1995 in the principal amount of $27,000 and the other made in December 1996 in the principal amount of $12,738, are unsecured and bear interest at 9%. A fifth loan, made in May 1994 in the principal amount of $20,000, bears interest at 7.5%, is unsecured, and is due May 13, 2000. The largest amount of indebtedness outstanding during fiscal 1997 was $967,738. The proceeds of the loans were used for personal purposes.

     At March 1, 1998, the Company had outstanding loans to C. Christian Winkle, the Company's Executive Vice President -- Chief Operating Officer, aggregating $610,000. One such loan, made in November 1997 in the principal amount of $600,000, bears interest at 8%, is unsecured and is due November 18, 2000; the second loan, made in September 1996 in the principal amount of $10,000, bears interest at 9% and is unsecured. The largest amount of indebtedness outstanding during fiscal 1997 was $610,000. The proceeds of the loans were primarily used to finance the construction of a house.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules

     (1)  and  (2)  See  "Index  to   Consolidated   Financial   Statements  and
Supplemental Schedules" at Item 8 of this Annual Report on Form 10-K.



     (3) The following exhibits are filed or incorporated by reference as part of this Annual Report (Exhibit Nos. 10.27, 10.28, 10.29, 10.30, 10.31, 10.32,
10.33,  10.34,  10.35,  10.36,  10.37, 10.38, 10.39, 10.40, 10.41, 10.42, 10.43,
10.44,  10.45, 10.46, 10.47, 10.48, 10.49, 10.50, 10.51, 10.52, 10.53, 10.74 and
10.76 are management contracts, compensatory plans or arrangements):






 2.1      --   Agreement  and Plan of Merger,  dated as of July 6,  1997,  among
               Integrated  Health Services,  Inc., IHS Acquisition  XXIV, Inc.
               and RoTech Medical Corporation. (1)

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

3.2       --   Amendment to the Third  Restated  Certificate  of  Incorporation,
               dated May 26, 1995. (5)

3.3       --   Certificate  of  Designation  of  Series A  Junior  Participating
               Cumulative Preferred Stock (6)

3.4       --   By-laws, as amended. (7)

4.1       --   Indenture,  dated as of  December  1,  1992,  between  Integrated
               Health  Services,  Inc.  and Signet  Trust  Company,  as Trustee,
               relating to the Company's 6% Convertible Subordinated Debentures.
               (8)

4.2       --   Form of 6% Debenture (included in 4.1). (8)

4.3       --   Indenture,  dated as of December 15, 1993, from Integrated Health
               Services, Inc., as Issuer, to The Bank of New York (as successor in interest) to NationsBank of Virginia, N.A., as Trustee, relating to the Company's 5 3/4% Convertible Senior Subordinated
               Debentures due 2001. (9)

4.4       --   Form of 5 3/4% Debenture (included in 4.3) (9)

4.5       --   Registration  Rights  Agreement,  dated as of December  17, 1993,
               between  Integrated  Health  Services,   Inc.  and  Smith  Barney
               Shearson Inc. relating to the Company's 5 3/4% Convertible Senior
               Subordinated Debentures due 2001. (9)

4.6       --   Supplemental  Indenture  dated as of  September  15, 1994 between
               Integrated Health Services, Inc. and The Bank of New York (as successor in interest) to NationsBank of Virginia N.A. (10)

4.7       --   Amended and Restated Supplemental Indenture,  dated as of May 15,
               1997, between  Integrated Health Services,  Inc. and Signet Trust
               Company,  Inc.,  as Trustee,  relating to the  Company's  10 3/4%
               Senior Subordinated Notes due 2004. (11)

4.8       --   Form of Note (included in 4.7). (11)

4.9       --   Second Amended and Restated Supplemental  Indenture,  dated as of
               May 15, 1997,  from  Integrated  Health  Service,  Inc. to Signet
               Trust  Company,  as  trustee,  relating  to the  Company's 9 5/8%
               Senior Subordinated Notes due 2002 and 9 5/8% Senior Subordinated
               Notes due 2002, Series A. (11)

4.10      --   Form of 9 5/8% Senior Subordinated Notes (included in 4.9). (11)

4.11      --   Indenture,  dated as of May 15,  1996  between  the  Company  and
               Signet Trust Company, as Trustee. (12)

4.12      --   Form of 10 1/4% Senior  Subordinated  Notes  (included  in 4.11).
               (12)

4.13      --   Indenture,  dated as of May 30, 1997,  between  Integrated Health
               Services,  Inc. and First Union  National  Bank of  Virginia,  as
               Trustee,  relating to the  Company's  9 1/2% Senior  Subordinated
               Notes due 2007. (11)

4.14      --   Form of 9 1/2% Senior  Subordinated Note (included in 4.13). (11)

4.15      --   Indenture,  dated as of September  11, 1997,  between  Integrated
               Health Services, Inc. and First Union National Bank of Virginia, as Trustee, relating to the Company's 9 1/4% Senior Subordinated
               Notes due 2008. (13)

4.16      --   Form of 9 1/4% Senior Subordinated Note (included in 4.15). (13)

4.17      --   Indenture,  dated  as of June 1,  1996,  between  RoTech  Medical
               Corporation and PNC Bank, Kentucky, Inc., as Trustee, relating to
               RoTech's 5 1/4%  Convertible  Subordinated  Debentures  due 2003.
               (14)

4.18      --   Form of 5 1/4% Convertible  Subordinated  Debentures (included in
               4.17). (14)

10.1      --   Letter dated March 28, 1991 from  Integrated  Health  Services of
               Brentwood,  Inc., Integrated Health Services, Inc., Alpine Manor,
               Inc.,  Briarcliff  Nursing Home,  Inc.,  Cambridge  Group,  Inc.,
               Integrated Health Services of Riverbend,  Inc., Integrated Health
               Services of Cliff Manor, Inc., Integrated Health Group, Elm Creek of IHS, Inc., Spring Creek of IHS, Inc., Carriage-By-The-Lake of
               IHS,  Inc.  and  Firelands  of IHS,  Inc. to  Meditrust  Mortgage
               Investments, Inc. (15)

10.2      --   Loan  and  Security  Agreement  dated  as of May 1,  1990  by and between  Sovran Bank/ Central  South and  Integrated of Amarillo,
               Inc. (15)

10.3      --   Amended and Restated  Promissory Note dated April 8, 1991 made by
               Integrated of Amarillo, Inc. in favor of Sovran Bank/Tennessee in the aggregate principal amount of $ 300,000. (15)

10.4      --   Construction  Loan Agreement dated November,  1990 by and between
               First   National   Bank  of  Vicksburg  and  River  City  Limited
               Partnership. (15)

10.5      --   Guaranty and Suretyship  Agreement,  dated as of January 1, 1992, between  Integrated  Health  Services,  Inc. and  Nationsbank  of
               Tennessee. (15)

10.6      --   Deed of Trust Note from Integrated Health Services at Alexandria,
               Inc. to Oakwood Living Centers of Virginia,  Inc.,  dated June 4,
               1993. (16)

10.7      --   Loan  Agreement  dated as of  December  30,  1993,  by and  among
               Integrated Health Services at Colorado Springs, Inc. as Borrower,
               Integrated Health Services, Inc., as Guarantor, and Bell Atlantic
               Tricon Leasing Corp. (9)

10.8      --   Promissory  Note,  dated  December  30,  1993 made by  Integrated
               Health  Services  at  Colorado  Springs,  Inc.  in  favor of Bell
               Atlantic Tricon Leasing Corp. (9)

10.9      --   Guaranty  Agreement,  dated  as of  December  30,  1993,  made by
               Integrated Health Services, Inc. in favor of Bell Atlantic Tricon
               Leasing Corp. (9)

10.10     --   Credit  Agreement,  dated as of May 15, 1996, as amended,  by and among Integrated Health Services, the lenders named therein, and Citibank, N.A., as administrative agent. (11)

10.11     --   Amendment No. 3 to Revolving  Credit  Agreement,  dated as of May
               15, 1996, as amended,  among Integrated  Health  Services,  Inc.,
               Citibank N.A., as administrative agent thereunder and the other financial institutions party thereto. (17)

10.12     --   Guaranty by Integrated  Health Services,  Inc. dated December 16,
               1993 to IFIDA Healthcare  Group,  Ltd.,  Morris Manor Associates,
               Plymouth  House Health Care  Center,  Inc.,  Chateau  Associates,
               Broomall  Associates,  Lake  Ariel  Associates,   Winthrop  House
               Associates,  Limited Partnership,  Mill Hill Associates,  Limited
               Partnership, Hillcrest Associates and Kent Associates, L.P. (8)

10.13     --   Loan   Agreement,   dated  December  20,  1993,  by  and  between
               Integrated   Health  Services  at  Central   Florida,   Inc.  and
               Southtrust Bank of Alabama, National Association. (9)

10.14     --   Mortgage and Security Agreement, dated December 20, 1993, between
               Integrated   Health  Services  of  Central   Florida,   Inc.  and
               Southtrust Bank of Alabama, National Association. (18)

10.15     --   Guaranty Agreement, dated December 20, 1993, by Integrated Health
               Services,  Inc. in favor of Southtrust Bank of Alabama,  National
               Association. (18)

10.16     --   Assignment  and Pledge of Deposit  Account,  dated  December  20,
               1993, from Integrated Health Services at Central Florida, Inc. in favor of Southtrust Bank of Alabama, National Association. (18)

10.17     --   Amended  and  Restated  Purchase  Option,  dated as of October 1,
               1992, by and between  Integrated  Health Services of Green Briar,
               Inc. and Skilled Rehabilitative Services, Inc. (8)

10.18     --   Receivables  Purchase Agreement,  dated as of September 30, 1992,
               by  and  between  Skilled  Rehabilitative   Services,   Inc.  and
               Integrated Health Services of Green Briar, Inc. (8)

10.19     --   Promissory Note, dated October 1, 1992, made by Integrated Health
               Services   of  Green   Briar,   Inc.  to  the  order  of  Skilled
               Rehabilitative Services, Inc. (8)

10.20     --   Letter dated February 18, 1994, to IFIDA Health Care Group,  Ltd.
               from Integrated Health Services, Inc. (18)

10.21     --   Facilities  Agreement  dated as of August  31,  1994 by and among
               Litchfield Asset Management Corp.,  Integrated Health Services of
               Lester, Inc and Integrated Health Services, Inc. (19)

10.22     --   First  Amendment to Facilities  Agreement,  dated as of September
               30, 1997, among Litchfield Investment Company, L.L.C., Integrated
               Health Services of Lester,  Inc. and Integrated  Health Services,
               Inc. (7)

10.23     --   Purchase  Option  Agreement  dated as of August 31, 1994  between
               Litchfield Asset Management Corp. and Integrated  Health Services
               of Lester,  Inc. As permitted by the  instructions of Item 601 of
               Regulation  S-K, the 42  additional  Purchase  Option  Agreements between  subsidiaries  of Integrated  Health  Services,  Inc. and
               Litchfield  Asset Management Corp. have been omitted because each
               such  agreement  is  substantially   identical  in  all  material
               respects to the aforementioned Purchase Option. (19)

10.24     --   Guaranty  dated  as of  August  31,  1994  by  Integrated  Health
               Services,  Inc. for the benefit of  Litchfield  Asset  Management
               Corp. (19)

10.25     --   Warrant to Purchase  Shares of Common Stock of Integrated  Health
               Services,  Inc.  dated as of August 31, 1994 issued to Litchfield
               Asset Management Corp. (19)

10.26     --   Participation  Agreement  dated as of  August  31,  1994  between
               Litchfield Asset Management Corp. and Integrated Health Services of Lester, Inc. (19)

10.27     --   Form of Indemnity Agreement. (15)

10.28     --   Integrated  Health  Services,  Inc.  Equity  Incentive  Plan,  as
               amended. (20)

10.29     --   Integrated Health Services, Inc. 1990 Employee Stock Option Plan,
               as amended. (20)

10.30     --   Integrated Health Services, Inc. 1992 Stock Option Plan (20)

10.31     --   Integrated  Health  Services,  Inc.  Employee Stock Purchase Plan
               (20)
10.32     --   Senior Executives' Stock Option Plan. (21)

10.33     --   Cash Bonus Replacement Plan (22)

10.34     --   Integrated  Health  Services,  Inc.  Stock  Option  Plan  for New
               Non-Employee Directors, as amended. (23)

10.35     --   Integrated Health Services,  Inc. Stock Option  Compensation Plan
               for Non-Employee Directors, as amended. (23)

10.36     --   Integrated  Health  Services,  Inc.  1995 Stock  Option  Plan for
               Non-Employee Directors. (23)

10.37     --   Stock Option  Agreement,  dated as of November  27, 1995,  by and between Integrated Health Services, Inc. and John Silverman. (23)

10.38     --   Integrated  Health  Services,  Inc. 1994 Stock Incentive Plan, as
               amended. (23)

10.39     --   1996 Stock Incentive Plan of Integrated Health Services, Inc., as
               amended. (7)

10.40     --   1998 Stock Compensation Plan. (7)

10.41     --   Integrated  Health  Services,   Inc.  Amended  and  Restated  Key
               Employee Supplemental Executive Retirement Plan ("Plan A"). (7)

10.42     --   Integrated   Health   Services,   Inc.   Supplemental   Executive
               Retirement Plan ("Plan B") (24)

10.43     --   Integrated   Health   Services,    Inc.   Supplemental   Deferred
               Compensation Plan ("Plan Z") (24)

10.44     --   Employment  Agreement  dated  January 1, 1994 between  Integrated
               Health Services, Inc. and Robert N. Elkins. (25)

10.45     --   Amendment  No. 1 to Employment  Agreement  dated as of January 1,
               1995  between  Integrated  Health  Services,  Inc.  and Robert N.
               Elkins. (25)

10.46     --   Amendment No. 2 to Employment Agreement, effective as of November
               18, 1997, between Integrated Health Services,  Inc. and Robert N.
               Elkins. (7)

10.47     --   Supplemental Agreement, effective as of November 18, 1997, by and between  Integrated  Health Services,  Inc. and Robert N. Elkins.
               (7)

10.48     --   Promissory  Note,  dated  September  29, 1997,  made by Robert N.
               Elkins in favor of Integrated Health Services, Inc. (7)

10.49     --   Employment   Agreement  dated  as  of  January  1,  1994  between
               Integrated Health Services, Inc. and Lawrence P. Cirka. (25)

10.50     --   Amendment  to  Employment  Agreement  dated as of January 1, 1995 between  Integrated Health Services,  Inc. and Lawrence P. Cirka.
               (25)

10.51     --   Relocation  Agreement,  dated  as  of  August  5,  1997,  between
               Integrated Health Services, Inc. and Lawrence P. Cirka. (7)

10.52     --   Employment   Agreement  dated  as  of  October  1,  1996  between
               Integrated Health Services, Inc. and C. Christian Winkle.(26)

10.53     --   Employment  Agreement,  dated as of  October  21,  1997,  between
               RoTech Medical Corporation and Stephen Griggs. (7)

10.54     --   Revolving  Credit and Security  Agreements,  dated as of December
               30, 1992,  between  Integrated  Health Services,  Inc. and Morgan
               Hill Health Care Investors, Inc. (27)

10.55     --   Purchase  Option  and  Right of First  Refusal  Agreement,  dated
               January 20, 1993, among  Integrated  Health Services of Missouri,
               Inc., Dominic F. Tutera, Joseph C. Tutera, and Michael J. Tutera.
               (27)

10.56     --   Purchase  Option  and  Right of  First  Refusal  Agreement  dated
               January 20, 1993, between Integrated Health Services of Missouri,
               Inc. and Dominic F. Tutera. (27)

10.57     --   Revolving  Credit and Security  Agreement dated January 20, 1993, between Integrated Health Services of Missouri,  Inc. and Cenill,
               Inc. (27)

10.58     --   Guaranty dated July 1, 1992 made by Integrated  Health  Services,
               Inc. (27)

10.59     --   Guaranty  dated  September  15,  1992 made by  Integrated  Health
               Services, Inc. (27)

10.60     --   Aircraft Lease  Agreement  between RNE Skyview LLC and Integrated
               Health Services, Inc., dated as of December 12, 1997. (7)

10.61     --   Assignment  Agreement  dated May 28, 1993 among Square D Company,
               Integrated  Health  Services,  Inc.,  Manekin  at Owings  Mills I
               Limited Partnership, and McDonough School, Inc. (16)

10.62     --   Assignment dated June 1, 1993 among  Integrated  Health Services,
               Inc., Rouse-Teachers  Properties,  Inc., Rouse Office Management,
               Inc. and Square D Company. (16)

10.63     --   Investment Agreement for Speciality Care PLC dated July 26, 1995.
               (24)

10.64     --   Credit  Amendment,  dated as of September  15, 1997, by and among
               Integrated Health Services, Inc., the lenders named therein, and Citibank, N.A., as administrative agent. (28)

10.65     --   Amendment  No. 1 dated as of December 1, 1997,  to the  Revolving
               Credit and Term Loan Agreement among Integrated  Health Services,
               Inc., the lenders parties to the Credit Agree- ment and Citbank, N.A., as administrative agent for the lenders. (29)

10.66     --   Settlement Agreement and Mutual Release, made and entered into as of  Monday,  May  5,  1997,  by  and  between  Integrated  Health
               Services, Inc. and Coram Healthcare Corporation.(17)

10.67     --   Purchase  Agreement,  dated as of January 13, 1998, between Omega
               Healthcare  Investors,  Inc. and Gainesville  Health Care Center,
               Inc.,  Rest Haven Nursing Center  (Chestnut  Hill),  Inc.,  Rikad
               Properties, Inc., Integrated Management-Governor's Park, Inc. and
               Lyric Health Care LLC and Lyric Health Care Holdings, Inc. (7)

10.68     --   Master Franchise Agreement, dated as of January 13, 1998, between
               Integrated Health Services Franchising Co., Inc. and Lyric Health
               Care LLC. (7)

10.69     --   Master  Management  Agreement,  dated  as of  January  13,  1998, between Lyric Health Care LLC and IHS Facility  Management,  Inc.
               (7)

10.70     --   Indemnity Agreement,  dated as of January 13, 1998 by and between
               Integrated Health Services,  Inc. and Omega Healthcare Investors,
               Inc. (7)

10.71     --   Master  Lease,  dated  as of  January  13,  1998,  between  Omega
               Healthcare Investors,  Inc. and Lyric Health Care Holdings,  Inc.
               (7)

10.72     --   Amended and  Restated  Operating  Agreement  of Lyric Health Care
               LLC,  dated as of  February 1, 1998,  by and  between  Integrated
               Health Services, Inc. and TFN Healthcare Investors, LLC. (7)

10.73     --   Employment  Agreement,  effective as of February 1, 1998,  by and between Lyric Health Care LLC and Timothy F. Nicholson. (7)

10.74     --   Warrant to purchase shares issued to Shephen Griggs. (7)

10.75     --   Share Acquisition  Agreement relating to Speciality Care Limited.
               (7)

10.76     --   Employment  Agreement dated as of June 1, 1994 between Integrated
               Health Services, Inc. and Anthony Masso. (26)

21        --   Subsidiaries of Registrant. (7)

23.1      --   Consent of KPMG Peat Marwick LLP.

27        --   Financial Data Schedule. (7)



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

(7) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-54458, effective December 9, 1992.

(9) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-76322, effective June 29, 1994.

(10) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-81378, effective September 21, 1994.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(12) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the period ended June 30, 1994.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(14) Incorporated by reference to RoTech Medical Corporation's Registration Statement on Form S-3, No. 333-10915, effective September 10, 1996.

(15) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-39339, effective April 25, 1991.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(18) Incorporated by reference the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(19) Incorporated by reference to the Company's Current Report on Form 8-K dated August 31, 1994.

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

(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(24) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(25) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

(26) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(27) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(28) Incorporated by reference from the Company's Current Report on 8-K dated September 15, as amended.

(29) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 31, 1993.



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

                                        INTEGRATED HEALTH SERVICES, INC.

                                  (Registrant)



                                        By: /s/ C. Taylor Pickett
                                           ------------------------------------
                                                 C. Taylor Pickett
May 28, 1998                               Executive Vice President--
                                           Chief Financial Officer