Form 10-Q/A
period 1998-03-31
INTEGRATED HEALTH SERVICES INC
filed 1998-05-29
CIK 785814

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

                        INTEGRATED HEALTH SERVICES, INC.
                                      INDEX

PART I.           FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.           - Condensed Financial Statements -

                  Consolidated Balance Sheets
                    March 31, 1998 and December 31, 1997                     3

                  Consolidated Statements of Earnings
                    for the three months ended March 31, 1998
                    and 1997                                                 4

                  Consolidated Statement of Changes in
                    Stockholders' Equity for the three
                    months ended March 31, 1998                              5

                  Consolidated Statements of Comprehensive
                    Earnings for the three months ended
                    March 31, 1998 and 1997                                  5

                  Consolidated Statements of Cash Flows
                    for the three months ended March 31, 1998
                    and 1997                                                 6

                  Notes to Consolidated Financial Statements                 7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                              12

PART II:          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                 18

Item 6.           Exhibits and Reports on Form 8-K                          18

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
                                           =========================================================================


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            --------------------
                                                            1998           1997
                                                            ----           ----
NET EARNINGS PER CONSOLIDATED
  STATEMENT OF EARNINGS                                   $38,080       $19,069
OTHER COMPREHENSIVE EARNINGS,
  NET OF TAX (NOTE 6)                                           -        (5,756)
                                                          -------       -------
COMPREHENSIVE EARNINGS                                   $38,080       $13,313
                                                          =======       =======


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

          The LLC will dissolve on December 31, 2047 unless extended for an additional 12 months. On February 1, 1998 LLC also entered into a five-year employment agreement with Timothy F. Nicholson, the principal stockholder of TFN and a director of the Company. Pursuant to LLC's operating agreement, Mr. Nicholson will serve as Managing Director of LLC and will have the day-to-day authority for the management and operation of LLC and will initiate policy proposals for business plans, acquisitions, employment policy, approval of budgets, adoption of insurance programs, additional service offerings, financing strategy, ancillary service usage, change in material terms of any lease and adoption/amendment of employee health, benefit and compensation plans. As a result of the aforementioned transactions, IHS will account for its investment in LLC using the equity method of accounting since IHS no longer controls LLC. Under the equity method of accounting for LLC, IHS will record 50% of LLC's profit and losses pursuant to the amended operating agreement. The equity method will be applied to the Company's investment in LLC, including outstanding management and franchise fees. The Company recorded a $2.5 million loss on the sale of these facilities in 1997.

          Cash flow deficiencies, if any, of LLC may be satisfied by (1) available working capital loans under a $10.0 million revolving credit facility from Copelco/American Healthfund, Inc., (2) obtaining additional borrowings under new debt arrangements, (3) obtaining additional capital contributions from IHS and TFN, the existing members of LLC, although such contributions are not required, and (4) admission of new members of LLC.

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

NOTE 6:   RECENT ACCOUNTING PRONOUNCEMENTS - COMPREHENSIVE INCOME

          In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The term "Comprehensive Earnings" is defined as the change in stockholders' equity from transactions and other events and circumstances from non-stockholder sources. Comprehensive earnings include earnings as reported in the Consolidated Statement of Earnings and other comprehensive earnings. "Other Comprehensive Earnings" refers to revenues, expenses, gains and losses that are included in comprehensive earnings but excluded from net earnings under current accounting standards, such as unrealized gains on available-for-sale securities. SFAS No. 130 establishes standards for reporting and display of comprehensive earnings and its components in a full set of general purpose financial statements. A reconciliation of the Company's net earnings and comprehensive earnings follows:


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
                                  ======        =======         ======       ======

     There were no differences between net earnings and comprehensive earnings prior to July 1, 1996.
                                       10

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

PART II:  OTHER INFORMATION

Item 2. - Changes in Securities

TRANSACTIONS INVOLVING SELLING STOCKHOLDERS

     On August 29, 1997, the Company acquired through merger all of the outstanding stock of Arcadia Services, Inc.("ARCADIA") , which provides home health care services, medical staffing services and clerical and light industrial staffing services. The merger consideration was $17.2 million (after giving effect to post-closing adjustments), which was paid though the issuance of 581,451 shares of the Company's Common Stock 531,198 shares were issued to the Stockholders of Arcadia in August 1997; the remaining 50,253 shares (the "additional shares") were issued in February 1998. Because the average price of the 531,198 shares of Common Stock issued to the Arcadia stockholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of the Common Stock at the time such shares were registered for resale under the Securities Act, the number of additional shares is equal to the difference between (i) the number of shares determined by dividing the original merger consideration of $18.7 million by the average closing price of the Common Stock on the NYSE for the 30 trading days ending on the date immediately preceding the date the registration statement covering the resale of the Original Shares was declared effective and (ii) the number of shares determined by dividing the original merger consideration of $18.7 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

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

Dated: May 29, 1998