Form 10-Q
period 1998-06-30
INTEGRATED HEALTH SERVICES INC
filed 1998-08-14
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the period ended     June 30, 1998
                         --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from               to

Commission File Number:    1-12306
                           --------

                        Integrated Health Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                             23-2428312
        -------------------------------------     -----------------------
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

          10065 Red Run Boulevard, Owings Mills, MD           21117
      ---------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                                 (410) 998-8400
            ---------------------------------------------------------
                  (Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [ X ] Yes     [ ] No

Number of shares of common stock of the registrant outstanding as of August 7, 1998: 54,053,325 shares.

                        INTEGRATED HEALTH SERVICES, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  -  Condensed Financial Statements -

            Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997                              3

            Consolidated Statements of Operations
              for the three and six months ended
              June 30, 1998 and 1997                                           4

            Consolidated Statement of Changes in

holders' Equity for the six
              months ended June 30, 1998                                       5

            Consolidated Statements of Cash Flows
              for the six months ended June 30, 1998
              and 1997                                                         6

            Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of  Operations                  17

PART II:   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                          27
Item 4.    Submission of Matters to a Vote of Security Holders                30
Item 5.    Other Matters                                                      30
Item 6.    Exhibits  and Report on Form 8-K                                   30


                                     2 of 31

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         1998                 1997
                                                                                     -----------          -----------
                                                                                     (UNAUDITED)
                                            ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                                     $    94,968          $    52,965
       TEMPORARY INVESTMENTS                                                               7,513                8,042
       PATIENT ACCOUNTS AND THIRD-PARTY PAYOR SETTLEMENTS
         RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL RECEIVABLES
         OF $164,730 AT JUNE 30, 1998 AND $161,438 AT DECEMBER 31, 1997                  716,564              603,432
       SUPPLIES, INVENTORIES, PREPAID EXPENSES
         AND OTHER CURRENT ASSETS                                                         67,938               53,152
                                                                                     -----------          -----------
            TOTAL CURRENT ASSETS                                                         886,983              717,591
                                                                                     -----------          -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                                     1,394,176            1,318,633
ASSETS HELD FOR SALE                                                                      69,560              111,629
INTANGIBLE ASSETS                                                                      2,929,501            2,815,272
INVESTMENTS IN AND ADVANCES TO AFFILIATES                                                 28,157               19,527
OTHER ASSETS                                                                              90,206               80,492
                                                                                     -----------          -----------

            TOTAL ASSETS                                                             $ 5,398,583          $ 5,063,144
                                                                                     ===========          ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       CURRENT MATURITIES OF LONG-TERM DEBT                                          $    43,161          $    36,081
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                             570,496              615,967
       INCOME TAX PAYABLE                                                                 47,196                2,426
                                                                                     -----------          -----------
            TOTAL CURRENT LIABILITIES                                                    660,853              654,474
                                                                                     -----------          -----------

LONG-TERM DEBT:
       REVOLVING CREDIT AND TERM LOAN FACILITY LESS CURRENT MATURITIES                 1,698,500            1,673,500
       MORTGAGES AND OTHER LONG-TERM DEBT LESS CURRENT MATURITIES                        196,446              167,606
       SUBORDINATED DEBT                                                               1,246,046            1,361,046
                                                                                     -----------          -----------
            TOTAL LONG-TERM DEBT                                                       3,140,992            3,202,152
                                                                                     -----------          -----------

OTHER LONG-TERM LIABILITIES                                                              117,304              113,042
DEFERRED INCOME TAXES                                                                      5,073                   --
DEFERRED GAIN ON SALE-LEASEBACK TRANSACTIONS                                               4,960                5,315
STOCKHOLDERS' EQUITY:

       PREFERRED STOCK, AUTHORIZED 15,000,000 SHARES; NO SHARES
         ISSUED AND OUTSTANDING                                                               --                   --
       COMMON STOCK, $0.001 PAR VALUE.  AUTHORIZED 150,000,000
         SHARES; ISSUED 52,706,161 AT JUNE 30, 1998 AND 43,098,373
         AT DECEMBER 31, 1997                                                                 52                   43
       ADDITIONAL PAID-IN CAPITAL                                                      1,351,031            1,062,436
       RETAINED EARNINGS                                                                 125,072               45,495
       TREASURY STOCK AT COST (200,800 SHARES AT JUNE 30, 1998 AND 548,500
         SHARES AT DECEMBER 31, 1997)                                                     (6,754)             (19,813)
                                                                                     -----------          -----------
            NET STOCKHOLDERS' EQUITY                                                   1,469,401            1,088,161
                                                                                     -----------          -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 5,398,583          $ 5,063,144
                                                                                     ===========          ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     3 of 31

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                            ----------       ----------        ----------       ----------
                                                               1998             1997              1998             1997
                                                            ----------       ----------        ----------       ----------
NET REVENUES:
       BASIC MEDICAL SERVICES                               $  232,349       $   88,055        $  467,248       $  176,810
       SPECIALTY MEDICAL SERVICES                              575,829          360,113         1,188,025          722,802
       MANAGEMENT SERVICES AND OTHER                             8,496            9,805            16,281           19,304
                                                            ----------       ----------        ----------       ----------
              TOTAL REVENUES                                   816,674          457,973         1,671,554          918,916
                                                            ----------       ----------        ----------       ----------

COSTS AND EXPENSES:
       OPERATING, GENERAL AND ADMINISTRATIVE                   607,739          356,871         1,257,876          727,299
       DEPRECIATION AND AMORTIZATION                            39,180           15,814            77,771           30,844
       RENT                                                     35,580           25,786            70,994           49,795
       INTEREST, NET                                            64,025           23,224           130,490           44,645
       NON-RECURRING CHARGES, NET (NOTE 7)                          --           21,072                --           20,047
                                                            ----------       ----------        ----------       ----------
              TOTAL COSTS AND EXPENSES                         746,524          442,767         1,537,131          872,630
                                                            ----------       ----------        ----------       ----------

              EARNINGS BEFORE EQUITY IN EARNINGS
              (LOSS) OF AFFILIATES, INCOME TAXES
              AND EXTRAORDINARY ITEM                            70,150           15,206           134,423           46,286

EQUITY IN EARNINGS (LOSS) OF AFFILIATES                            184              (83)              454               98
                                                            ----------       ----------        ----------       ----------

              EARNINGS BEFORE INCOME TAXES
              AND EXTRAORDINARY ITEM                            70,334           15,123           134,877           46,384

FEDERAL AND STATE INCOME TAXES                                  28,837            5,898            55,300           18,090
                                                            ----------       ----------        ----------       ----------

              EARNINGS BEFORE EXTRAORDINARY ITEM                41,497            9,225            79,577           28,294

EXTRAORDINARY ITEM (NOTE 8)                                         --           18,168                --           18,168
                                                            ----------       ----------        ----------       ----------

              NET EARNINGS (LOSS)                           $   41,497       $   (8,943)       $   79,577       $   10,126
                                                            ==========       ==========        ==========       ==========

PER COMMON SHARE - BASIC:
              EARNINGS BEFORE EXTRAORDINARY ITEM            $     0.90       $     0.37        $     1.78       $     1.17
              NET EARNINGS (LOSS)                                 0.90            (0.36)             1.78             0.42
                                                            ==========       ==========        ==========       ==========

PER COMMON SHARE - DILUTED:
              EARNINGS BEFORE EXTRAORDINARY ITEM            $     0.76       $     0.32        $     1.50       $     0.95
              NET EARNINGS (LOSS)                                 0.76            (0.18)             1.50             0.43
                                                            ==========       ==========        ==========       ==========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     4 of 31

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONAL
                                                 COMMON          PAID-IN        RETAINED        TREASURY
                                                  STOCK          CAPITAL        EARNINGS         STOCK           TOTAL
                                               --------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                   $      43       1,062,436          45,495         (19,813)       1,088,161

EXERCISE OF EMPLOYEE STOCK OPTIONS
FOR 3,482,236 COMMON SHARES                            3          55,721              --              --           55,724

ISSUANCE OF 1,980,940 COMMON SHARES IN
CONNECTION WITH ACQUISITIONS (NOTE 3)                  2          63,407              --              --           63,409

RE-ISSUANCE OF 347,700 TREASURY SHARES
IN CONNECTION WITH ACQUISITIONS                       --              --              --          13,059           13,059

ISSUANCE OF 223,466 COMMON SHARES IN
CONNECTION WITH DEBT PAYMENTS                         --           8,554              --              --            8,554

VALUE OF 1,841,700 OPTIONS ISSUED IN
CONNECTION WITH ACQUISITION OF ROTECH
MEDICAL CORPORATION                                   --          32,743              --              --           32,743

TAX BENEFIT ARISING FROM EXERCISE OF
EMPLOYEE STOCK OPTIONS                                --          16,981              --              --           16,981

ISSUANCE OF 3,573,446 COMMON SHARES IN
CONNECTION WITH THE CONVERSION OF THE
COMPANY'S 6% CONVERTIBLE SUBORDINATED
DEBENTURES, LESS ISSUANCE COSTS OF $3,606              4         111,189              --              --          111,193

NET EARNINGS                                          --              --          79,577              --           79,577
                                               --------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                       $      52       1,351,031         125,072          (6,754)       1,469,401
                                               ==========================================================================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     5 of 31

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                        --------------------------------
                                                                             1998               1997
                                                                        -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                         $    79,577         $    10,126
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
       EXTRAORDINARY ITEM (NOTE 8)                                               --              29,784
       NON-RECURRING CHARGES, NET                                                --              20,047
       RESULTS OF JOINT VENTURES                                                389                 328
       DEPRECIATION AND AMORTIZATION                                         77,771              30,844
       DEFERRED INCOME TAXES AND OTHER NON-CASH ITEMS                         9,734               2,090
       AMORTIZATION OF GAIN ON SALE-LEASEBACK TRANSACTIONS                     (355)               (536)
       INCREASE IN PATIENT ACCOUNTS AND THIRD-PARTY
         PAYOR SETTLEMENTS RECEIVABLE, NET                                 (119,996)            (10,109)
       INCREASE IN SUPPLIES INVENTORY, PREPAID
         EXPENSES AND OTHER CURRENT ASSETS                                  (17,035)             (2,483)
       DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    (44,720)            (59,439)
       INCREASE IN INCOME TAXES RECEIVABLE                                       --              (9,644)
       INCREASE IN INCOME TAXES PAYABLE                                      44,770                  --
                                                                        -----------         -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                           30,135              11,008
                                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM ISSUANCE OF CAPITAL STOCK, NET                              55,724               9,327
   PROCEEDS FROM LONG-TERM BORROWINGS                                       389,735           1,083,219
   REPAYMENT OF LONG-TERM DEBT                                             (373,110)           (919,514)
   PAYMENT OF PRE-PAYMENT PREMIUMS AND FEES OF DEBT
     EXTINGUISHMENT  (NOTE 8)                                                    --             (23,598)
   DEFERRED FINANCING COSTS                                                      --             (13,840)
   DIVIDENDS PAID                                                              (814)               (471)
   PURCHASE OF TREASURY STOCK                                                    --              (1,538)
                                                                        -----------         -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                           71,535             133,585
                                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   SALE OF TEMPORARY INVESTMENTS                                             61,698                 119
   PURCHASE OF TEMPORARY INVESTMENTS                                        (61,169)               (442)
   BUSINESS ACQUISITIONS (NOTE 3)                                           (95,524)            (34,543)
   PAYMENT OF TERMINATION FEES AND OTHER COSTS
       OF TERMINATED MERGER (NOTE 7)                                             --             (27,555)
   PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                               (115,663)            (67,588)
   DISPOSITION OF ASSETS (NOTES 4,5,AND 6)                                  156,594                  --
   OTHER ASSETS                                                              (5,603)            (10,507)
                                                                        -----------         -----------

         NET CASH USED BY INVESTING ACTIVITIES                              (59,667)           (140,516)
                                                                        -----------         -----------

         INCREASE IN CASH AND CASH EQUIVALENTS                               42,003               4,077

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               52,965              39,028
                                                                        -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    94,968         $    43,105
                                                                        ===========         ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                     6 of 31

                                      NOTES
                                       TO
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by Integrated Health Services, Inc. ("IHS" or "Company"), refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of only normal recurring accruals) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2:  EARNINGS PER SHARE

The Company adopted SFAS No. 128 during the fourth quarter of 1997. SFAS No. 128 establishes revised standards for computing and presenting earnings per share
(EPS) data. It requires dual presentation of "basic" and "diluted" EPS on the face of the statements of operations and a reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. As required by SFAS No. 128, EPS data for prior periods presented have been restated to conform to the new standard.

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


                                     7 of 31

                                                      EARNINGS BEFORE
                                                       EXTRAORDINARY
                                                           ITEM                  SHARES          PER SHARE
                                                        (NUMERATOR)           (DENOMINATOR)       AMOUNT
                                                        -----------           -------------       ------
                                                                            (IN THOUSANDS,
                                                                       EXCEPT PER SHARE AMOUNTS)
         For The Three Months Ended
         June 30, 1998:
            Basic EPS:                                   $41,497                46,233             $0.90
            Adjustment for interest on
              convertible debentures:                      2,388                   ---               ---
            Incremental shares from
              assumed exercise of dilutive
              options and warrants:                         ---                  3,408               ---
            Incremental shares from assumed
              conversion of the convertible
              subordinated debentures:                      ---                  8,037               ---
                                                          ------               -------              ----
            Diluted EPS:                                 $43,885                57,678             $0.76
                                                         =======                ======             =====

         For The Three Months Ended
         June 30, 1997:
            Basic EPS:                                    $9,225                24,873             $0.37
            Adjustment for interest on
              convertible debentures:                      2,452                   ---               ---
            Incremental shares from
              assumed exercise of dilutive
              options and warrants:                          ---                 3,199               ---
            Incremental shares from assumed
              conversion of the convertible
              subordinated debentures:                       ---                 7,989               ---
                                                          ------               -------              ----

            Diluted EPS:                                 $11,677                36,061             $0.32
                                                         =======                ======            =====

         For The Six Months Ended
         June 30, 1998:
            Basic EPS:                                   $79,577                44,770             $1.78
            Adjustment for interest on
              convertible debentures:                      4,776                   ---               ---
            Incremental shares from
              assumed exercise of dilutive
              options and warrants:                          ---                 3,274               ---
            Incremental shares from assumed
              conversion of the convertible
              subordinated debentures:                       ---                 8,037               ---
                                                          ------               -------              ----

            Diluted EPS:                                 $84,353                56,081             $1.50
                                                         =======                ======             =====

         For The Six Months Ended
         June 30, 1997:
            Basic EPS:                                   $28,294                24,273             $1.17
            Adjustment for interest on
              convertible debentures:                      4,904                   ---               ---
            Incremental shares from
              assumed exercise of dilutive
              options and warrants:                          ---                 2,689               ---
            Incremental shares from assumed
              conversion of the convertible
              subordinated debentures:                       ---                 7,989               ---
                                                          ------               -------              ----

            Diluted EPS:                                 $33,198                34,951             $0.95
                                                         =======                ======            =====


                                     8 of 31

NOTE 3:  NEW ACQUISITIONS

             ACQUISITIONS DURING THE SIX MONTHS ENDED JUNE 30, 1998

Acquisitions for the six months ended June 30, 1998 and the manner of payment are summarized as follows:

                                     TOTAL               COMMON            ACCRUED           CASH
MONTH    TRANSACTION                 COST             STOCK ISSUED      LIABILITIES          PAID
-----    -----------                 ----             ------------      -----------          ----
                                             (DOLLARS IN THOUSANDS)

Jan.     Stock of Paragon
         Rehabilitative
         Service, Inc.               $11,183             $10,758             $425             ---

Feb.     Assets of Health
         Star, Inc.                   $3,115                 ---             $260          $2,855

Feb.     Stock of Medicare
         Convalescent Aids
         of Pinellas d/b/a
         Medaids, RxStat,
         Prime Medical
         Services                     $4,671              $3,654             $187            $830

Feb.     Stock of Michigan
         Medical Supply               $2,115                 ---             $215          $1,900

Feb.     Assets of Nutmeg
         Respiratory
         Homecare                     $2,547                 ---             $207          $2,340

March    Assets of Chancy
         Healthcare Services,
         Inc., Chancy Oxygen
         Services, Inc., CHS
         Home Infusion Co.,
         Chancy Healthcare
         Services of Waynesboro       $5,670                 ---             $335          $5,335

April    Stock of Magnolia
         Group, Inc., an
         operator of skilled
         nursing facilities          $16,118              $15,118          $1,000             ---

April    Assets of First
         Community Care, Inc.,
         a respiratory
         therapy company              $8,820               $2,282            $908          $5,630

May      Stock of American
         Mobile Health
         Systems, Inc.                $2,800               $2,800             ---             ---

May      Assets of Eastern
         Home Care & Oxygen,
         Inc. Mira Assoc.,
         Altoona Medox
         Enterprises, Profess-
         ional Home Health
         Centers, Keystone
         Home Oxygen Services        $4,155                 ---              $335          $3,820

June     Assets of Downstate
         Lithotripter,  LLC,
         Metro/Litho LP,
         Long Island
         Lithotripter, LLC
         & Lithotripter Corp.       $11,182             $10,901              $281            ---

June     Stock of Premiere
         Associates, Inc.,
         an operator of
         skilled nursing
         facilities; Assets of
         Hialeah facility            $40,891             $29,264           $5,127          $6,500

June     Assets of Apex Home
         Care, Inc.                   $2,926                 ---             $260          $2,666

June     Assets of Osborne
         Medical, Inc.                $2,050                 ---              $90          $1,960

Various  40 acquisitions,
         each with total
         costs of less
         than $2,000                 $32,674              $1,691           $2,554         $28,429

Various  Cash payments of
         acquisition costs
         accrued                         ---                 ---         ($33,259)        $33,259
                                    --------             -------         --------         -------
                                    $150,917             $76,468         ($21,075)        $95,524
                                    ========             =======         ========         =======

                                     9 of 31

The allocation of the total cost of the 1998 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                      PROPERTY,
                          CURRENT      PLANT &     OTHER   INTANGIBLE   CURRENT     LONG-TERM    TOTAL
 TRANSACTION              ASSETS      EQUIPMENT   ASSETS    ASSETS    LIABILITIES  LIABILITIES   COST
 -----------              ------      ---------   ------    ------    -----------  -----------   -----
                                        (DOLLARS IN THOUSANDS)

 Paragon Rehab.
 Services, Inc.           $1,505         $85         $4       $13,036     ($3,427)     ($20)    $11,183

 Health Star, Inc.          $399        $221        ---        $2,495         ---       ---      $3,115

 Medicare Convale-
 scent Aids of
 Pinellas d/b/a
 Medaids, RxStat,
 Prime Medical
 Services                 $1,040        $732        ---       $3,176        ($277)      ---      $4,671

 Michigan Medical
 Supply                     $550        $591        ---       $1,120        ($131)     ($15)     $2,115

 Nutmeg Respiratory
 Homecare                   $536        $291        ---       $1,720          ---       ---      $2,547

 Chancy Healthcare
 Services, Inc.,
 Chancy Oxygen
 Services, Inc.,
 CHS Home Infusion
 Co., Chancy Health-
 care Services of
 Waynesboro                 $650         $80        ---       $4,940          ---       ---      $5,670

 Magnolia Group, Inc.     $4,962     $21,753       $734          ---      ($8,989)  ($2,342)    $16,118

 First Community
 Care, Inc.               $1,700      $1,493        ---       $7,127          ---   ($1,500)     $8,820

 American Mobile Health
 Systems, Inc.            $1,112         ---       $  1       $2,575        ($888)      ---      $2,800

 Eastern Home Care &
 Oxygen, Inc., Mira
 Associates, Altoona
 Medox Enterprises,
 Professional Home
 Health Centers,
 Keystone Home
 Oxygen Services           $714       $1,718        ---       $1,723          ---       ---      $4,155

 Downstate Lithotripter,
 LLC, Metro/Litho  LP,
 Long Island Lithotripter,
 LLC &
 of Lithotripter Corp.    $2,485      $1,860      $ 431      $18,846     ($11,500)    ($940)    $11,182

 Premiere Associates,
 Inc.                     $2,986     $73,837        ---      $39,030     ($35,819) ($39,143)    $40,891

 Apex Home Care,
 Inc.                       $417        $785        ---       $2,024          ---     ($300)     $2,926

 Osborne Medical,
 Inc.                       $355        $564        ---       $1,131          ---       ---      $2,050

 40 acquisitions,
 each with total
 costs of less
 than $2,000              $3,061      $4,741        ---      $25,517        ($119)    ($526)    $32,674
                         -------    --------     ------     --------     --------  --------    --------
                         $22,472    $108,751     $1,170     $124,460     ($61,150) ($44,786)   $150,917
                         =======    ========     ======     ========     ========= =========   ========

                                    10 of 31

NOTE 4: TRANSACTIONS WITH LYRIC HEALTH CARE LLC

In January 1998, the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44.5 million, which facilities were leased back by Lyric Health Care LLC ("LLC"), a newly formed subsidiary of IHS, at an annual rent of approximately $4.5 million. In a related transaction, TFN Healthcare Investors, LLC ("TFN") an entity in which Timothy F. Nicholson, a director of IHS, is the principal member, purchased a 50% interest in LLC for $1.0 million and IHS' interest in LLC was reduced to 50%. IHS also entered into management and franchise agreements with LLC. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $350.0 million. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management  agreement).  The duties of IHS as  manager  include  the  following:
accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants LLC the authority to use the Company's trade names and proprietary materials.

The LLC will dissolve on December 31, 2047 unless extended for an additional 12 months. On February 1, 1998 LLC also entered into a five-year employment agreement with Timothy F. Nicholson, the principal stockholder of TFN and a director of the Company. Pursuant to LLC's operating agreement, Mr. Nicholson will serve as Managing Director of LLC and will have the day-to-day authority for the management and operation of LLC and will initiate policy proposals for business plans, acquisitions, employment policy, approval of budgets, adoption of insurance programs, additional service offerings, financing strategy, ancillary service usage, change in material terms of any lease and adoption/amendment of employee health, benefit and compensation plans. As a result of the aforementioned transactions, IHS will account for its investment in LLC using the equity method of accounting since IHS no longer controls LLC. Under the equity method of accounting for LLC, IHS will record 50% of LLC's earnings and losses pursuant to the amended operating agreement. The equity method will be applied to the Company's investment in LLC, including outstanding management and franchise fees. The Company recorded a $2.5 million loss on the sale of these facilities in 1997 in anticipation of the sale of these facilities.

Cash flow deficiencies, if any, of LLC may be satisfied by (1) available working
capital   loans  under  a  $10.0   million   revolving   credit   facility  from
Copelco/American Healthfund, Inc., (2) obtaining additional


                                    11 of 31
borrowings under new debt arrangements, (3) obtaining additional capital contributions from IHS and TFN, the existing members of the LLC, although such contributions are not required, and (4) admission of new members to LLC.

In March 1998, the Company sold an additional five long-term care facilities to Omega Healthcare Investors, Inc. for approximately $50 million, which facilities were leased back to LLC at an annual rent of approximately $4.9 million. IHS also entered into management and franchise agreements with LLC with terms similar to those described above. The Company recorded no gain or loss on this transaction.

The net proceeds from the sale of these facilities were approximately $89.9 million.

NOTE 5:  SALE OF OUTPATIENT CLINICS

In February 1998, the Company sold its outpatient clinics to Continucare Rehabilitation Services, Inc. for $10.0 million. During the fourth quarter 1997, the Company wrote down its basis in its outpatient clinics to net realizable value. Accordingly, no gain or loss was recognized by the Company during the first quarter of 1998.

NOTE 6:  SALE OF FACILITIES

In  June  1998,  the  Company  sold  eleven   long-term   care   facilities  for
approximately $56.7 million, which approximated the Company's basis. Therefore, the Company recognized no gain or loss during the second quarter of 1998.

NOTE 7:  NON-RECURRING CHARGES

PHARMACY GAIN:

In July 1996, the Company sold its pharmacy division to Capstone Pharmacy, Inc. ("Capstone") for a purchase price of $150 million, consisting of cash of $125 million, and shares of Capstone's common stock having a value of $25 million. At the date of the sale the Company's investment in the shares of Capstone's common stock was recorded at its carryover cost of $14.7 million, which represented less than 20% of the total Capstone shares. During the first quarter of 1997, the Company recorded the remaining gain of $7.6 million on its investment in the Capstone shares. Previously, such gain was accounted for as an unrealized gain on available for sale securities.

SETTLEMENT WITH CORAM:

On October 19, 1996, the Company and Coram Healthcare Corporation ("Coram") entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly owned subsidiary


                                    12 of 31
of IHS into Coram, with Coram becoming a wholly owned subsidiary of IHS. Under the terms of the Merger Agreement, holders of Coram common stock were to receive for each share of Coram common stock 0.2111 of a share of the Company's common stock, and IHS would have assumed approximately $375 million of indebtedness. On April 4, 1997, IHS notified Coram that it had exercised its right to terminate the Merger Agreement. IHS also terminated the March 30, 1997 letter amendment, setting forth proposed revisions to the terms of the merger (which included a reduction in the exchange ratio to 0.15 of a share of IHS common stock for each share of Coram common stock), prior to the revisions becoming effective at the close of business on April 4, 1997. On May 5, 1997, IHS and Coram entered into a settlement agreement pursuant to which the Company paid Coram $21 million in full settlement of all claims Coram might have against IHS pursuant to the Merger Agreement, which the Company recognized as a non-recurring charge in the second quarter of 1997. In addition, during the first quarter of 1997 the Company incurred a non-recurring charge of $6.6 million relating to accounting, legal and other costs related to the merger.

NOTE 8:  EXTRAORDINARY ITEM

In the second quarter of 1997, the Company recorded a pre-tax loss of $29.8 million representing (1) approximately $23.6 million of cash payments for pre-payment premium and tender and consent fees relating to the early extinguishment of debt resulting from the Company's repurchase pursuant to cash tender offers of $99,893,000 principal amount of the Company's $100 million of outstanding 10-3/4% Senior Subordinated Notes due 2004 and $114,975,000 of the Company's $115 million of outstanding 9-5/8% Senior Subordinated Notes due 2002 and (2) approximately $6.2 million relating to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $11.6 million, is presented in the statement of operations as an extraordinary loss of $18.2 million.

NOTE 9:  RECENT ACCOUNTING PRONOUNCEMENTS

In 1998 the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive earnings and its components in a full set of general-purpose financial statements. A reconciliation of the Company's net earnings and comprehensive earnings follows:

                                                              THREE MONTHS ENDED
                                          ---------------------------------------------------------
                                                                   MAR. 31            JUN. 30
                                          SEPT. 30    DEC. 31    -------------       --------------
                                          1996        1996       1997     1998       1997      1998
                                          ----        ----       ----     ----       ----      ----
                                                                (In Thousands)
Net Earnings (loss)                      $16,511     $2,176    $19,069   $38,080   $(8,943)  $41,497

Increase (decrease) in unrealized
gain on available for sale securities     11,483     (2,123)    (9,360)      ---       ---       ---

Income tax effect                         (4,421)       817      3,604       ---       ---       ---
                                         -------       ----    -------   -------    -------   -------
Comprehensive earnings                   $23,573       $870    $13,313   $38,080    $(8,943)  $41,497
                                         =======       ====    =======   =======    =======   =======

There were no differences between net earnings and comprehensive earnings prior to July 1, 1996.


                                    13 of 31

NOTE 10: 6% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003

On May 29, 1998, the Company called for redemption on June 29, 1998 all of its outstanding 6% Convertible Subordinated Debentures due 2003 (the "6% Debentures"). Of the $115,000,000 principal amount of 6% Debentures outstanding, holders of $114,799,000 principal amount of the 6% Debentures converted their 6% Debentures into an aggregate of 3,573,446 shares of Common Stock. Holders of the remaining $201,000 principal amount of 6% Debentures received a cash redemption aggregating $213,026 ($1,059.83 per $1,000 principal amount of the 6% Debentures), equal to approximately $34.05 per underlying share of Common Stock in lieu of conversion.

NOTE 11: SEGMENT REPORTING

IHS has three primary reportable segments: Home Nursing, Home Respiratory/Infusion/DME and Inpatient Services. The Home Nursing segment provides home nursing services which range from skilled nursing care to services delivered by home health aides for activities of daily living. The Home Respiratory/Infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. Inpatient Services include basic and specialty medical services (e.g. rehabilitation and diagnostic services) provided primarily on an inpatient basis at skilled nursing facilities, as well as lithotripsy, hospice and contract management services. These business units have similar economic characteristics and have been aggregated pursuant to SFAS No. 131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

IHS management evaluates the performance of its operating segments on the basis of earnings before interest, income taxes, depreciation and amortization and non-recurring charges:



                                    14 of 31

                          Six Months Ended                                           Six Months Ended
                              June 30, 1997                                             June 30, 1998
                     -------------------------------------------------------  ------------------------------------------------------
                        Home     Home Respiratory/   Inpatient                   Home    Home Respiratory/  Inpatient
                       Nursing     Infusion/DME      Services   Consolidated    Nursing    Infusion/DME      Services   Consolidated
                     -------------------------------------------------------  ------------------------------------------------------
                                                           (In thousands)

Revenues             $  281,001   $    5,084       $  632,831     $  918,916  $  209,828   $  292,167        $1,169,559   $1,671,554

Operating, general
and administrative
(including rent)        262,851        3,338          510,905        777,094     194,885      208,179           925,806    1,328,870

Earnings before
interest, taxes,
depreciation and
amortization and
non-recurring
charges                  18,150        1,746          121,926        141,822      14,943       83,988           243,753      342,684

Total Assets            465,498        9,759        1,667,390      2,142,647     541,249    1,227,442         3,629,892    5,398,583

There are no inter-segment revenue or receivables. Revenue derived from Medicare and various state Medicaid reimbursement programs represented 49.5% and 17.0%, respectively, for six months ended June 30, 1997 and 44.5% and 18.0%, respectively, for six months ended June 30, 1998. The Company does not evaluate its operations on a geographic basis.

NOTE 12: SUBSEQUENT EVENTS

AGREEMENT WITH MONARCH PROPERTIES, INC.

In April 1998 the Company reached an agreement in principle to sell 44 facilities to Monarch Properties, Inc., a newly-formed real estate investment trust ("Monarch"), for an aggregate purchase price of approximately $371 million. It is currently contemplated that Monarch will lease 42 of these 44 facilities to Lyric, and that Lyric will engage the Company to manage the facilities pursuant to the arrangements described in Note 4. The transactions with Monarch and Lyric are subject to completion of definitive documentation and completion of Monarch's initial public offering of common stock, and there can be no assurance that the transaction will be completed on these terms, on different terms, or at all. Dr. Robert N. Elkins, the Company's Chairman of the Board, Chief Executive Officer and President, is Chairman of the Board of Directors of Monarch, and it is currently contemplated that he will beneficially own between five and ten percent of Monarch following completion of Monarch's public offering. If Monarch is unable to purchase some or all of the facilities from the Company, the Company intends to explore other alternatives with respect to these facilities, including sale/leaseback transactions with other real estate investment trusts and sale of the facilities.


                                    15 of 31

OTHER ACQUISITIONS

In July 1998, IHS acquired nine respiratory companies for approximately $8.8 million.

In addition, the Company has reached agreements in principle to purchase 24 respiratory companies for a total purchase price of approximately $57.3 million, a lithotripsy operation for approximately $10.2 million, and a skilled nursing facility for approximately $12.2 million.

There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms, or at all.


                                    16 of 31

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

     Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. In addition, when used in this quarterly report on Form 10-Q, the words "estimate", "project", "believe", "anticipate", "intend", "expect", and similar expressions are intended to identify forward-looking statements which reflect the current views of IHS with respect to future events. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's substantial indebtedness, growth strategy, managed care strategy, capital requirements and recent acquisitions as well as competition, government regulation, general economic conditions and the other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

     The Company continues to evaluate the impact of the Balanced Budget Act of 1997 ("BBA") upon future operating results. While the BBA was passed in August 1997, specific interpretative regulations for various service providers will continue to be released until the year 2000. The assumptions used by the Company to evaluate the impact of the BBA on the Company's business lines are based upon the most accurate information available at each quarter end. Presently the Company is responding to all of the known changes created by the BBA, however, it cannot predict the impact future regulations may have on anticipated rates, service usage and operating costs.

     In addition to implementing a Medicare prospective payment system for skilled nursing facilities, the BBA also provided for a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999 (which date the Health Care Financing Administration ("HCFA") has indicated it is attempting to delay) and a reduction in current cost reimbursement for Medicare home nursing care pending implementation of a prospective payment system. Until a prospective


                                    17 of 31
payment system for home nursing services is implemented, of which there can be no assurance, IHS anticipates that margins for home nursing will remain low and may adversely impact its financial performance. As a result of the delay in implementation of a prospective payment system for home nursing and the current reduction in cost reimbursement for Medicare home nursing and its impact on the Company's financial performance, the Company is currently evaluating whether home nursing will remain an integral part of the Company's post-acute care strategy. The Company is currently exploring ways to reduce the impact of its home nursing business on its financial performance, which may include a "spin-off" of, sale of all or a portion of, or discontinuation of such operations.


THREE MONTHS ENDED JUNE 30, 1998
COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

        Net revenues for the three months ended June 30, 1998 increased $358.7 million, or 78%, to $816.7 million from the comparable period in 1997. The increase in revenues was primarily a result of acquisitions consummated subsequent to June 30, 1997, as well as increased revenues from companies in operation during both periods, partially offset by the sale of five long-term care facilities in January 1998, the sale of the Company's outpatient clinics in February 1998, the sale of five long-term care facilities in March 1998 and the sale of eleven long-term care facilities in June 1998. The growth in revenues was primarily the result of increased occupancy in the Company's Medical Specialty Units ("MSUs") and additional service contracts entered into subsequent to June 30, 1997.

       Basic medical services revenue increased 164% from $88.1 million to $232.3 million. This increase primarily resulted from the acquisition of long-term care facilities subsequent to June 30, 1997, partially offset by the conversion of skilled nursing beds to MSU beds after June 30, 1997 and the sales of long-term care facilities in January, March and June 1998 referred to above.

      Specialty medical services revenue increased $215.7 million, or 60%, from $360.1 million to $575.8 million. This increase was attributable to revenue from acquisitions subsequent to June 30, 1997, as well as increased revenue from facilities and ancillary companies in operation during both periods and skilled nursing beds being converted to


                                    18 of 31

MSU beds after June 30, 1997, which results in higher revenue per day, partially offset by the sales of long-term care facilities in January, March and June 1998 and the sale of the Company's outpatient clinics in February 1998 referred to above.

      Management services and other revenues decreased 13% from $9.8 million to $8.5 million primarily as a result of the termination of 12 facility management agreements subsequent to June 30, 1997, partially offset by management fees from the ten facilities which the Company began to manage on behalf of Lyric Health Care LLC in the first quarter of 1998. (See Note 4: Transactions With Lyric Health Corporation, LLC)

      Total expenses for the period increased 69% to $746.5 million from $442.8 million in the comparable period of 1997. Of the $303.8 million increase, $250.9 million, or 83%, resulted from an increase in operating, general and administrative expenses. Substantially all of the increase in operating, general and administrative expenses was due to acquisitions consummated subsequent to June 30, 1997.

      Depreciation and amortization increased to $39.2 million during the three months ended June 30, 1998, a 148% increase as compared to $15.8 million in the same period in 1997. This increase is primarily the result of acquisitions consummated subsequent to June 30, 1997. Rent expense increased by $9.8 million, or 38%, over the comparable period in 1997. This increase is primarily a result of acquisitions consummated subsequent to June 30, 1997 and increases in contingent rentals, which are based on gross revenues of certain leased facilities. Interest expense, net, increased $40.8 million, or 176%, during the three months ended June 30, 1998 to $64.0 million. The increase in interest expense is primarily a result of additional term loan borrowings of $400 million in December 1997 and $750 million in September 1997, the issuance of $450 million of 9-1/2% Senior Subordinated Notes due 2007 in May 1997, the issuance of $500 million of 9-1/4% Senior Subordinated Notes due 2008 in September 1997 and increased borrowings under the Company's $1.0 billion revolving credit facility, partially offset by a reduction of interest expense resulting from the repurchase of substantially all of the Company's 9-5/8% Senior Subordinated Notes due 2001 and 10-3/4% Senior Subordinated Notes due 2004 in May 1997, the payoff of the Company's prior $700 million revolving credit facility, and lower interest rates. During the second quarter of 1997, the Company incurred a $21.1 million non-recurring charge related to the settlement of the terminated merger with Coram Healthcare Corporation. (See Note 7: Non-recurring Charge)

      Earnings before equity in earnings of affiliates and income taxes and extraordinary items increased 361% to $70.2 million for the three months ended June 30, 1998, as compared to $15.2 million for the comparable period in the prior year.

      Earnings before income taxes and extraordinary items increased by 365% to $70.3 million for the three months ended June 30, 1998, as compared to $15.1 million for the comparable period in the prior year. The provision for federal and state income taxes was $28.8 million for the three months ended June 30, 1998, and $5.9 million for the same period in the prior year. Net earnings and diluted earnings per share for the quarter were $41.5 million in 1998, or 76 cents per share, as compared to net loss and diluted loss per share of $8.9 million or 18 cents per share for the same period in 1997. The 1997 amounts reflect the non-recurring charge of $21.1 million referred to above. During the three months ended June 30, 1997, the Company incurred extraordinary losses on the extinguishment of debt of $18.2 million (net of tax), or 50 cents per share (diluted), representing the payment of premium and consent fees and the write-off of deferred financing costs in connection with the repurchase of substantially all of the Company's 9-5/8% and 10-3/4% Senior Subordinated Notes (See Note 8: Extraordinary Items). Weighted average shares (diluted) for the quarter increased 21.6 million shares, or 60% to 57.7 million from the
comparable   period  in  1997,   primarily  as  a  result  of  the  issuance  of
approximately 15.6 million shares in October 1997 in connection with the acquisition of RoTech Medical Corporation.


                                    19 of 31

SIX MONTHS ENDED JUNE 30, 1998
COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Net revenues for the six months ended June 30, 1998 increased $752.6 million, or 82%, to $1,671.6 million from the comparable period in 1997. The increase in revenues was primarily a result of acquisitions consummated subsequent to June 30, 1997, as well as increased revenues from companies in operation during both periods, partially offset by the aforementioned sales of long-term care facilities in January, March and June 1998 and the sale of its outpatient clinics in February 1998. The growth in revenues was primarily the result of increased occupancy in the Company's MSU's and additional service contracts entered into subsequent to June 30, 1997.

      Basic medical services revenue increased 164% from $176.8 million to $467.2 million. This increase resulted from the acquisition of long-term care facilities subsequent to June 30, 1997, partially offset by the conversion of skilled nursing beds to MSU beds after June 30, 1997 and the aforementioned sales of long-term care facilities in January, March and June 1998.

      Specialty medical services revenue increased $465.2 million, or 64%, from $722.8 million to $1,188.0 million. This increase was primarily attributable to revenue from acquisitions subsequent to June 30, 1997, as well as increased revenue from facilities and ancillary companies in operation in both periods and skilled nursing beds being converted to MSU beds after June 30, 1997, which results in higher revenue per day, partially offset by the aforementioned sale of long-term care facilities in January, March and June 1998 and the sale of its outpatient clinics in February 1998.

      Management services and other revenues decreased 16% from $19.3 million to $16.3 million primarily as a result of the termination of 12 facility


                                    20 of 31
management agreements subsequent to June 30, 1997, partially offset by management fees from ten facilities which the Company began to manage on behalf of Lyric Healthcare LLC in the first quarter of 1998. (See Note 4: Transactions with Lyric Health Care LLC)

     Total expenses for the period increased to $1,537.1 million from $872.6 million, an increase of 76%. Of the $664.5 million increase in total expenses, $530.6 million, or 80%, was due to an increase in operating, general and administrative expenses. Substantially all of the increase in operating, general and administrative expenses was due to acquisitions consummated subsequent to June 30, 1997. Depreciation and amortization increased to $77.8 million during the three months ended June 30, 1998, an increase of 152% as compared to $30.8 million in the same period in 1997. This increase is the result of acquisitions consummated subsequent to June 30, 1997. Rent expense increased by $21.2 million, or 43%, over the comparable period in 1997. This increase is primarily a result of acquisitions consummated subsequent to June 30, 1997, and increases in contingent rentals that are based on gross revenues of certain leased facilities. Interest expense, net increased 192%, or $85.8 million, during the six months ended June 30, 1998 to $130.5 million. The increase in interest expense is primarily a result of the aforementioned additional borrowings under term loans and the revolving credit facility and the issuance of the 9-1/2% Senior Subordinated Notes and 9-1/4% Senior Subordinated Notes, partially offset by a reduction in interest resulting from the aforementioned repurchase of substantially all of the Company's 9-5/8% and 10-3/4% Senior Subordinated Notes, the payoff of the Company's prior $700 million revolving credit facility and lower interest rates. During the first six months of 1997, the Company realized a $7.6 million gain on its investment in shares of common stock of Capstone Pharmacy Services, Inc. received in connection with the sale of its pharmacy division to Capstone in July 1996, offset by $27.6 million of settlement and other costs related to the terminated merger with Coram Healthcare Corporation. As a result, the Company has recorded in its statement of earnings $20.0 million of non-recurring charges, net for the six months ended June 30, 1997. (See Note 7: Non-recurring Charge)

      Earnings before equity in earnings of affiliates and income taxes increased 190% to $134.4 million for the six months ended June 30, 1998, as compared to $46.3 million for the comparable period in the prior year.

      Earnings before income taxes and extraordinary items increased 191% to $134.9 million for the six months ended June 30, 1998, as compared to $46.4 million for the comparable period in the prior year. The provision for federal and state income taxes was $55.3 million for the six months ended June 30, 1998, and $18.1 million for the same period in the prior year. Net earnings and diluted earnings per share for the period were $79.6 million in 1998, or $1.50 per share, as compared to $10.1 million, or 43 cents per share, for the same period in 1997. The 1997 amounts reflect the non-recurring charge of $20.0 million referred to above. During the six months ended June 30, 1997, the Company incurred extraordinary losses on the early extinguishment of debt of $18.2 million (net of tax), or 52 cents per share (diluted), representing the payment of premium and consent fees and the write-off of deferred financing costs in connection with the repurchase of substantially all of the Company's 9-5/8% and 10-3/4% Senior Subordinated Notes (See Note 8: Extraordinary Item). Weighted average shares (diluted) increased 21.1 million shares, or 60%, to 56.1 million shares from the comparable period in 1997 primarily as the result of the issuance of approximately 15.6 million shares in October 1997 in connection with the acquisition of RoTech Medical Corporation.


                                    21 of 31

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company had working capital of $226.1 million, as compared with $63.1 million at December 31, 1997. The increase in working capital was primarily due to an increase in patient accounts and third party payor settlements receivable, cash and cash equivalents and other current assets and a decrease in accounts payable and accrued expenses. There were no material commitments for capital expenditures as of June 30, 1998. Net patient accounts and third-party payor settlements receivable increased $113.1 million to $716.6 million at June 30, 1998, as compared to $603.4 million at December 31, 1997. Of the $113.1 million increase in accounts receivable, $14.8 million was attributable to related service businesses acquired subsequent to December 31, 1997 and $98.3 million was due to increased accounts receivable at facilities in operation and related service businesses owned at both December 31, 1997 and June 30, 1998. Gross patient accounts receivable were $800.9 million at June 30, 1998, as compared to $726.1 million at December 31, 1997. Net third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $80.4 million at June 30, 1998, as compared to $38.7 million at December 31, 1997. Approximately $20.9 million, or 26%, of the third-party payor settlements receivable from federal and state governments at June 30, 1998 represent the costs for its MSU patients which exceed regional reimbursement limits established under Medicare.

      The Company's cost of care for its MSU patients generally exceed regional reimbursement limits established under Medicare. The success of the Company's MSU strategy will depend in part on its ability to obtain reimbursement for those costs which exceed the Medicare established reimbursement limits by obtaining exceptions to these cost limitations. The Company has submitted exception requests for 451 cost reports, covering all cost report periods through


                                    22 of 31

December 31, 1997. To date, final action has been taken by HCFA on 325 exception requests covering cost report periods through December 31, 1997. The Company's final rates as approved by HCFA represent approximately 95% of the requested rates as submitted in the exception requests. There can be no assurance, however, that the Company will be able to recover its excess costs under any exception requests which may be submitted in the future. The Company's failure to recover substantially all these excess costs would adversely affect its results of operations and could adversely affect its MSU strategy.

      The other asset and liability increases were due to acquisitions and normal growth in operations which was consistent with the growth in revenues of such operations in 1997.

      Net cash provided by operating activities for the six months ended June 30, 1998, was $30.1 million as compared to $11.0 million for the comparable period in 1997.

      Net cash provided by financing activities was $71.5 million for the six month period in 1998 as compared to $133.6 million for the comparable period in 1997. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt. In addition, in the 1997 period the Company paid $23.6 million of prepayment premiums and consent fees and incurred $13.8 million of deferred financing costs in connection with the issuance of the 9-1/2% Senior Subordinated Notes due 2007 in May 1998.

      Net cash used by investing activities was $59.7 million for the six month period ended June 30, 1998 as compared to $140.5 million for the six month period ended June 30, 1997. Cash used for the acquisition of facilities and ancillary companies was $95.5 million in 1998 as compared to $34.5 million for 1997. Cash used for the purchase of property, plant and equipment was $115.7 million in 1998 and $67.6 million in 1997. During the six months ended June 30, 1998, the Company received $89.9 million related to the sale of ten long-term care facilities to Omega Healthcare Investors, Inc. (See Note 4: Transactions with Lyric Health


                                    23 of 31

Care LLC), $10.0 million from the sale of its outpatient clinics to Continucare Rehabilitation Services, Inc. (See Note 5: Sale of Outpatient Clinics) and $56.7 million from the sale of eleven long-term care facilities in June 1998 (See Note 6: Sale of Facilities).

      As a result of the BBA's implementation of a prospective payment system for home nursing beginning with cost report periods beginning on or after October 1, 1999, contingent payments in respect of the acquisition of First American Health Care of Georgia, Inc. in October 1996, aggregating $155 million, became payable over five years beginning in 2000. The present value of such payments at June 30, 1998 is $117.3 million and is recorded on the balance sheet under the caption other long-term liabilities.

      IHS' contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $92.4 million as of June 30, 1998. The Company is obligated to purchase its Greenbriar facility upon a change in control of IHS. The net price of the facility is approximately $4.0 million. The Company has guaranteed approximately $6.6 million of the lessor's indebtedness. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company has guaranteed approximately $4.0 million owed by Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which IHS has a 49% interest, to Finova Capital Corporation. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $33.6 million at June 30, 1998 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $32.5 million to secure certain of the Company's health benefits, patient trust funds and other obligations. IHS also has established letters of credit with the Bank of Nova Scotia for approximately $2.4 million for credit support of Lyric Health Care LLC financing. IHS also has established a letter of credit with


                                    24 of 31

NationsBank in the amount of $2.2 million for credit enhancement to an industrial development bond issued for construction of a facility in Amarillo, Texas. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating leases aggregating approximately $687.0 million at June 30, 1998.

      The Company anticipates that cash from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1998. The Company expects to continue to be growth oriented in 1998 through the expansion of its existing operations, continued implementation of its MSU programs and by the acquisition of additional facilities ancillary companies and management agreements.

YEAR 2000 COMPLIANCE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue and has substantially completed an implementation plan to resolve this issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. In 1997, the Company commenced a year 2000 conversion project for all of its locations to address necessary software upgrades, training, data conversion, testing, and implementation. The Company expects its systems to be year 2000 compliant by the middle of 1999. The Company will incur internal staff costs, as well as consulting and other expenses to complete the project by the middle of 1999. Costs related to the year 2000 issue are being expensed as incurred. The Company does not expect the amounts required to be expensed during the project to have a material effect on its financial position or results of operations.




                                    25 of 31

      The year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including payors, suppliers and vendors. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another Company's systems to be year 2000 compliant would not have a material adverse effect on the Company.
                                    26 of 31

PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 10, 1998, the Company issued 50,256 shares of Common Stock (the "Additional Shares") to the stockholders of Arcadia Services, Inc., which was acquired in August 1997, because the average price of the 531,198 shares of Common Stock issued to the Arcadia stockholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of the Common Stock at the time such shares were registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). The number of Additional Shares is equal to the difference between (i) the number of shares determined by dividing the merger consideration of $18.7 million by the average closing price of the Common Stock on the New York Stock Exchange ("NYSE") for the 30 trading days ending on the date immediately preceding the date of the registration statement covering the resale of the Original Shares was declared effective and (ii) the number of shares determined by dividing the merger consideration of $18.7 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

On February 28, 1998, the Company acquired an 18% limited partnership interest in Southwest Lithotripter Partners, LTD. The purchase price for the interest was $630,000, which was paid through the issuance of 19,700 shares of the Company's Common Stock (based on the average closing price of the Company's Common Stock on the NYSE for a 30 day trading period prior to the closing date).

On March 13, 1998, the Company issued an aggregate of 101,646 shares of Common Stock to five law firms for legal services rendered to the Company and to a real estate consulting subsidiary of one such law firm for consulting services rendered to the Company.

     On March 13, 1998, the Company acquired all the stock of the Med-Services, Inc., which provides home respiratory services. The purchase price for the stock was $3.7 million of which $1.0 million was paid through the issuance of 37,717 shares of the Company's Common Stock.

On April 8, 1998, the Company acquired substantially all the assets of Regional Medical Supply, Inc., which operates a home respiratory and durable medical equipment business in the State of New Mexico. The purchase price for the assets and certain restrictive covenants agreed to by the seller and its shareholders was $725,000, of which $575,000 was paid through the issuance of 14,751 shares of the Company's Common Stock (based on the average closing price of the Company's Common Stock on the NYSE for a 30 trading day period prior to the closing date).

On April 24, 1998, the Company acquired all the outstanding stock of the Magnolia Group, Inc., which operates 13 skilled nursing facilities, and Medi-Serve, Inc., which provides pharmaceutical and Medicare Part B services. The merger consideration was $16.0 million, which was paid through the issuance of 435,886 shares of Common Stock


                                    27 of 31

(based on the average closing price of the Company's Common Stock on the NYSE for a 30 trading day period prior to the closing date).

On April 30, 1998, the Company acquired substantially all the assets of First Community Care, Inc., which operates a home respiratory and durable medical equipment business in the State of New York. The purchase price for the assets and certain restrictive covenants agreed to by the seller and its shareholders was $8.6 million, of which $2,282,000 was paid through the issuance of 59,376 shares of the Company's Common Stock (based on the average closing price of the Company's Common Stock on the NYSE for a 30 trading days period prior to the closing date). The agreement provides for the issuance of additional shares of Common Stock under certain circumstances.

On May 12, 1998, the Company acquired through merger all the outstanding capital stock of American Mobile Health Systems, Inc., which provides mobile x-ray, EKG, ultrasound, holter monitor, vision and audiology services and other fixed site examinations. The merger consideration was $2.8 million, which was paid through the issuance of 72,699 shares of the Company's Common Stock (based on the average closing price of the Company's Common Stock on the NYSE for a 30 trading day period prior to the closing date). The agreement provides for the issuance of additional shares of Common Stock under certain circumstances.


On June 18, 1998, the Company acquired all the assets of Downstate Lithotripter LLC, Metro/Litho L.P., Long Island Lithotripter, LLC and Lithotripter Corporation, which provide office facilities, equipment and management services to Metropolitan Lithotripter Associates, PC, a professional corporation composed of approximately 200 urologists that provide renal lithotripsy and other services in the Greater New York metropolitan area. The purchase price for the assets was

                                    28 of 31
paid through the issuance of 40% of the membership interests of Allied Urological Services, LLC, a subsidiary of the Company which acquired the assets, and the issuance of 287,662 shares of the Company's Common Stock having a value of $10.9 million (based on the average closing price of the Company's Common Stock on the NYSE for a 30 trading day period prior to the closing date). The agreement provides for the issuance of additional shares of Common Stock under certain circumstances.

On June 25, 1998, the Company acquired all the outstanding stock of Premiere Associates Inc., which operates 30 skilled nursing facilities. The merger consideration was $53.0 million, of which $26.2 million represents net assumed liabilities and $26.8 million was paid through the issuance of 706,189 shares of Common Stock (based on the average closing price of the Company's Common Stock on the NYSE for a 60 trading day period prior to the closing date).

On June 30, 1998, the Company acquired the Hialeh Convalescent Home, a 276 bed skilled nursing facility in Hialeh, Florida. The purchase price for the facility was $12.0 million, of which $2.5 million was paid through the issuance 68,259 shares of the Company's Common Stock (based on the average closing price of the Company's Common Stock on the NYSE for a 20 trading day period prior to the closing date), $6.5 million was paid in cash and $3.0 million was paid through the issuance of promissory notes due in five equal annual installments beginning January 1, 1999. The Company may, at its election, pay such notes in cash or through the issuance of shares of Common Stock.

The Common Stock issued by the Company in these transactions was not registered under the Securities Act of 1933, as amended, in reliance upon exemptions contained in Section 4(2) thereof. Each of the persons acquiring shares of Common Stock made representations to the effect that (i) the shares were being acquired for its own account and not with a view to, or for sale in connection with, any distribution; (ii) acknowledging that the shares were restricted securities under Rule 144; (iii) that it had knowledge and experience in business matters, was capable of evaluating the merits and risks of the investment, and was able to bear the risk of loss; and (iv) had the opportunity to make inquiries of and obtain information from IHS. The Company is obligated to register the Common Stock for resale under the Securities Act of 1933, as amended.


                                    29 of 31

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)The Annual Meeting of Stockholders of Integrated Health Services, Inc. was held on May 22, 1998.

(c)(i) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulations:

                                      Votes For          Votes Withheld
                                      ---------          --------------

  Robert N. Elkins                   36,732,972             981,757
  Edwin M. Crawford                  36,733,819             980,910
  Kenneth M. Mazik                   33,229,465           4,485,264
  Robert M. Mitchell                 36,735,023             979,706
  Charles W. Newhall III             36,734,805             979,924
  Timothy F. Nicholson               36,734,434             980,295
  John L. Silverman                  36,735,153             979,576
  George H. Strong                   36,734,272             980,457


ITEM 5: OTHER MATTERS

Pursuant to newly adopted rules of the Securities and Exchange Commission, any stockholder who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders without requesting the Company to include such proposal in the Company's proxy statement should be aware that he must notify the Company not later than January 1, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such stockholder proposal pursuant to authority conferred on the Company by proxies to be solicited by the Board of Directors of the Company and delivered to the Company in connection with the meeting.

ITEM 6: EXHIBITS

(a) Exhibits
    27 Financial  Data Schedule

(b) Reports on Form 8-K
    None

                                    30 of 31

                                 - SIGNATURES -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTEGRATED HEALTH SERVICES, INC.
                                             --------------------------------

                                             By: /s/ Robert N. Elkins
                                                --------------------------------
                                                 Robert N. Elkins
                                                 Chief Executive Officer

                                             By: /s/ W. Bradley Bennett
                                                --------------------------------
                                                W. Bradley Bennett
                                                Executive Vice President and
                                                Chief Accounting Officer

                                             By: /s/ C. Taylor Pickett
                                                --------------------------------
                                                C. Taylor Pickett
                                                Executive Vice President and
                                                Chief Financial Officer

Dated: August 13, 1998
      -----------------

                                    31 of 31