Form 10-Q/A
period 1998-06-30
INTEGRATED HEALTH SERVICES INC
filed 1998-08-20
CIK 785814

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
Item 6.    Exhibits  and Report on Form 8-K                                   30


                                     2 of 31

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         1998                 1997
                                                                                     -----------          -----------
                                                                                     (UNAUDITED)
                                            ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                                     $    94,968          $    52,965
       TEMPORARY INVESTMENTS                                                               7,513                8,042
       PATIENT ACCOUNTS AND THIRD-PARTY PAYOR SETTLEMENTS
         RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL RECEIVABLES
         OF $164,730 AT JUNE 30, 1998 AND $161,438 AT DECEMBER 31, 1997                  716,564              603,432
       SUPPLIES, INVENTORIES, PREPAID EXPENSES
         AND OTHER CURRENT ASSETS                                                         67,938               53,152
                                                                                     -----------          -----------
            TOTAL CURRENT ASSETS                                                         886,983              717,591
                                                                                     -----------          -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                                     1,394,176            1,318,633
ASSETS HELD FOR SALE                                                                      69,560              111,629
INTANGIBLE ASSETS                                                                      2,929,501            2,815,272
INVESTMENTS IN AND ADVANCES TO AFFILIATES                                                 28,157               19,527
OTHER ASSETS                                                                              90,206               80,492
                                                                                     -----------          -----------

            TOTAL ASSETS                                                             $ 5,398,583          $ 5,063,144
                                                                                     ===========          ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
       CURRENT MATURITIES OF LONG-TERM DEBT                                          $    43,161          $    36,081
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                             587,477              615,967
       INCOME TAX PAYABLE                                                                 30,215                2,426
                                                                                     -----------          -----------
            TOTAL CURRENT LIABILITIES                                                    660,853              654,474
                                                                                     -----------          -----------


LONG-TERM DEBT:
       REVOLVING CREDIT AND TERM LOAN FACILITY LESS CURRENT MATURITIES                 1,698,500            1,673,500
       MORTGAGES AND OTHER LONG-TERM DEBT LESS CURRENT MATURITIES                        196,446              167,606
       SUBORDINATED DEBT                                                               1,246,046            1,361,046
                                                                                     -----------          -----------
            TOTAL LONG-TERM DEBT                                                       3,140,992            3,202,152
                                                                                     -----------          -----------

OTHER LONG-TERM LIABILITIES                                                              117,304              113,042
DEFERRED INCOME TAXES                                                                      5,073                   --
DEFERRED GAIN ON SALE-LEASEBACK TRANSACTIONS                                               4,960                5,315
STOCKHOLDERS' EQUITY:

       PREFERRED STOCK, AUTHORIZED 15,000,000 SHARES; NO SHARES
         ISSUED AND OUTSTANDING                                                               --                   --
       COMMON STOCK, $0.001 PAR VALUE.  AUTHORIZED 150,000,000
         SHARES; ISSUED 52,706,161 AT JUNE 30, 1998 AND 43,098,373
         AT DECEMBER 31, 1997                                                                 52                   43
       ADDITIONAL PAID-IN CAPITAL                                                      1,351,031            1,062,436
       RETAINED EARNINGS                                                                 125,072               45,495
       TREASURY STOCK AT COST (200,800 SHARES AT JUNE 30, 1998 AND 548,500
         SHARES AT DECEMBER 31, 1997)                                                     (6,754)             (19,813)
                                                                                     -----------          -----------
            NET STOCKHOLDERS' EQUITY                                                   1,469,401            1,088,161
                                                                                     -----------          -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 5,398,583          $ 5,063,144
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


On April 24, 1998, the Company acquired all the outstanding stock of the Magnolia Group, Inc., which operates 12 skilled nursing facilities. The merger consideration was $16.0 million, which was paid through the issuance of 435,886 shares of Common Stock



                                    27 of 31

(based on the average closing price of the Company's Common Stock on the NYSE for a 30 trading day period prior to the closing date). Upon the opening of the New Greenville facility, the merger consideration was increased by $400,000, which was paid through the issuance of 11,533 shares of Common Stock (based on the average closing price of the Company's Common Stock on the NYSE for a 30 trading day period ending on and including April 14, 1998).


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


                                    29 of 31

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)The Annual Meeting of Stockholders of Integrated Health Services, Inc. was held on May 22, 1998.

(c)(i) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulations:

                                      Votes For          Votes Withheld
                                      ---------          --------------


  Robert N. Elkins                   36,732,972             981,757
  Edwin M. Crawford                  33,229,465           4,485,264
  Kenneth M. Mazik                   36,734,805             979,924
  Robert M. Mitchell                 36,735,153             979,576
  Charles W. Newhall III             36,733,819             980,910
  Timothy F. Nicholson               36,735,023             979,706
  John L. Silverman                  36,734,434             980,295
  George H. Strong                   36,734,272             980,457



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

                                             INTEGRATED HEALTH SERVICES, INC.
                                             --------------------------------



                                             By: /s/ W. Bradley Bennett
                                                --------------------------------
                                                W. Bradley Bennett
                                                Executive Vice President and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)


Dated: August 20, 1998
      -----------------


                                    31 of 31