Form 10-Q
period 1998-09-30
INTEGRATED HEALTH SERVICES INC
filed 1998-11-16
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             September 30, 1998
                     ----------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    ---------------

Commission File Number:      1-12306
                         -----------------

                        Integrated Health Services, Inc.
     --------------------------------------------------------------------------
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

                                 (410) 998-8400
--------------------------------------------------------------------------------
                 (Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of November 10, 1998: 52,816,595 shares.

                        INTEGRATED HEALTH SERVICES, INC.
                                      INDEX


PART I.          FINANCIAL INFORMATION

                                                                          Page
                                                                        --------
Item 1.          - Condensed Financial Statements -
                 ----------------------------------

               Consolidated Balance Sheets as of
                 September 30, 1998 and December 31, 1997                      3

               Consolidated Statements of Operations
                 for the three and nine months ended
                 September 30, 1998 and 1997                                   4

               Consolidated Statement of Changes in
                 Stockholders' Equity for the nine
                 months ended September 30, 1998                               5

               Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 1998
                 and 1997                                                      6

               Notes to Consolidated Financial Statements                      7

Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                   17

PART II:       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                      27
Item 6.        Exhibits and Reports on Form 8-K                               30

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)
                                                                                         September 30,     December 31,
                                                                                             1998              1997
                                                                                      ----------------   --------------
                                                                                       (Unaudited)
  Assets
-----------
Current Assets:
  Cash and cash equivalents                                                              $    88,484        $    52,965
  Temporary investments                                                                        1,289              8,042
  Patient accounts and third-party payor settlements
   receivable, less allowance for doubtful receivables                                       619,640            603,432
   of $202,749 at September 30, 1998 and $161,438 at December 31, 1997
  Inventories, prepaid expenses and other current assets                                      59,149             53,152
  Income tax receivable                                                                       22,685                 --
                                                                                         -----------        -----------
      Total current assets                                                                   791,247            717,591
                                                                                         -----------        -----------

Property, plant and equipment, net                                                         1,382,147          1,318,633
Assets held for sale                                                                          59,905            111,629
Intangible assets                                                                          2,909,101          2,815,272
Deferred income taxes                                                                          1,564                 --
Investments in and advances to affiliates                                                     28,293             19,527
Other assets                                                                                  85,528             80,492
                                                                                         -----------        -----------
      Total assets                                                                       $ 5,257,785        $ 5,063,144
                                                                                         ===========        ===========


   Liabilities and Stockholders' Equity
-----------------------------------------

Current Liabilities:
   Current maturities of long-term debt                                                  $    41,702        $    36,081
   Accounts payable and accrued expenses                                                     482,633            615,967
   Net liabilities of discontinued operations                                                 55,480                 --
   Income tax payable                                                                             --              2,426
                                                                                         -----------        -----------
      Total current liabilities                                                              579,815            654,474
                                                                                         -----------        -----------

Long-term Debt:
   Revolving credit and term loan facility less current maturities                         1,796,875          1,673,500
   Mortgages and other long-term debt less current maturities                                203,907            167,606
   Subordinated debt                                                                       1,246,046          1,361,046
                                                                                         -----------        -----------
     Total long-term debt                                                                  3,246,828          3,202,152
                                                                                         -----------        -----------

Other long-term liabilities                                                                  119,632            113,042
Deferred gain on sale-leaseback transactions                                                   4,619              5,315
Stockholders' equity:
    Preferred stock, authorized 15,000,000 shares; no shares
      issued and outstanding                                                                      --                 --
    Common stock, $0.001 par value.  Authorized 150,000,000
      shares; issued 52,511,057 at September 30, 1998 and 43,098,373
      at December 31, 1997                                                                        52                 43
    Additional paid-in capital                                                             1,359,766          1,062,436
    Retained earnings (deficit)                                                              (33,268)            45,495
    Treasury stock at cost (785,800 shares at September 30, 1998 and 548,500
      shares at December 31, 1997)                                                           (19,659)           (19,813)
                                                                                         -----------        -----------
        Net stockholders' equity                                                           1,306,891          1,088,161
                                                                                         -----------        -----------

        Total liabilities and stockholders' equity                                       $ 5,257,785        $ 5,063,144
                                                                                         ===========        ===========

           See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  ---------------------------   ------------------------
                                                        1998           1997        1998          1997
                                                  ---------------------------   ------------------------
NET REVENUES:
     BASIC MEDICAL SERVICES                          $  236,192    $   91,458   $  703,440    $  268,268
     SPECIALTY MEDICAL SERVICES                         507,263       243,465    1,521,327       710,873
     MANAGEMENT SERVICES AND OTHER                        8,745        10,694       25,026        29,998
                                                     ----------    ----------    ---------     ----------
         TOTAL REVENUES                                752,200       345,617     2,249,793     1,009,139
                                                     ----------    ----------    ---------     ----------

COSTS AND EXPENSES:
    OPERATING, GENERAL AND ADMINISTRATIVE              549,225       255,832     1,660,166       757,414
    DEPRECIATION AND AMORTIZATION                       38,427        12,506       107,697        35,744
    RENT                                                32,579        19,496        91,043        55,961
    INTEREST, NET                                       59,521        22,697       177,761        57,827
    NON-RECURRING CHARGES, NET (NOTE 8)                   --            --            --          20,047
                                                     ----------    ----------    ---------     ----------
         TOTAL COSTS AND EXPENSES                      679,752       310,531     2,036,667       926,993
                                                     ----------    ----------    ---------     ----------

      EARNINGS FROM CONTINUING OPERATIONS
      BEFORE EQUITY IN EARNINGS (LOSS) OF
      AFFILIATES, INCOME TAXES AND
      EXTRAORDINARY ITEM                                72,448        35,086       213,126        82,146

EQUITY IN EARNINGS (LOSS) OF AFFILIATES                    161          (811)          615          (713)
                                                     ----------    ----------    ---------     ----------

      EARNINGS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES AND EXTRAORDINARY
      ITEM                                              72,609        34,275       213,741        81,433

FEDERAL AND STATE INCOME TAXES                          29,770        13,367        87,634        31,759
                                                     ----------    ----------    ----------   ----------

      EARNINGS FROM CONTINUING OPERATIONS
      BEFORE EXTRAORDINARY ITEM                         42,839        20,908       126,107        49,674

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)
   (NOTE 13)                                           201,180           244       204,870           715
                                                     ----------    ----------    ---------    ----------
      EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM       (158,341)       20,664       (78,763)       48,959

EXTRAORDINARY ITEM (NOTE 9)                               --           2,384          --          20,552
                                                     ----------    ----------    ---------    ----------

      NET EARNINGS (LOSS)                           $ (158,341)    $  18,280     $ (78,763)   $   28,407
                                                    ===========    ==========    =========    ==========

PER COMMON SHARE - BASIC:
     EARNINGS FROM CONTINUING OPERATIONS
      BEFORE EXTRAORDINARY ITEMS                    $     0.82     $    0.82     $    2.67    $     2.01
     EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM           (3.03)         0.81         (1.67)         1.98
     NET EARNINGS (LOSS)                                 (3.03)         0.72         (1.67)         1.15
                                                    ===========    ==========    =========    ==========

PER COMMON SHARE - DILUTED:
    EARNINGS FROM CONTINUING OPERATIONS
     BEFORE EXTRAORDINARY ITEMS                    $      0.77     $    0.64     $    2.34    $     1.61
    EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM            (2.72)         0.63         (1.29)         1.59
    NET EARNINGS (LOSS)                                  (2.72)         0.57         (1.29)         1.01
                                                   ===========     ==========    =========    ==========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (dollars in thousands)



                                                             ADDITIONAL RETAINED
                                                COMMON      PAID-IN     EARNINGS       TREASURY
                                                 STOCK      CAPITAL     (DEFICIT)        STOCK       TOTAL
                                             ----------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                 $    43      1,062,436        45,495       (19,813)    1,088,161

EXERCISE OF EMPLOYEE STOCK OPTIONS
FOR 3,511,717 COMMON SHARES                        3         58,524         --            --           58,527

ISSUANCE OF 51,186 COMMON SHARES IN
CONNECTION WITH EMPLOYEE STOCK PURCHASE
PLAN                                              --          1,079         --            --            1,079

ISSUANCE OF 2,290,189 COMMON SHARES IN
CONNECTION WITH ACQUISITIONS (NOTE 3)              2         70,071         --            --           70,073

RE-ISSUANCE OF 347,700 TREASURY SHARES
IN CONNECTION WITH ACQUISITIONS                   --           --           --          13,059         13,059

RE-PURCHASE OF 585,000 COMMON SHARES
(AT COST)                                         --           --           --         (12,905)       (12,905)

ISSUANCE OF 223,466 COMMON SHARES IN
CONNECTION WITH DEBT PAYMENTS                     --          8,554         --            --            8,554

VALUE OF 1,841,700 OPTIONS ISSUED IN
CONNECTION WITH ACQUISITION OF ROTECH
MEDICAL CORPORATION                               --         32,743         --            --           32,743

TAX BENEFIT ARISING FROM EXERCISE OF
EMPLOYEE STOCK OPTIONS                            --         16,981         --            --           16,981

ISSUANCE OF 3,573,446 COMMON SHARES IN
CONNECTION WITH THE CONVERSION OF THE
COMPANY'S 6% CONVERTIBLE SUBORDINATED
DEBENTURES, LESS ISSUANCE COSTS OF $5,417          4        109,378         --            --          109,382

NET LOSS                                          --           --        (78,763)         --          (78,763)
                                               ---------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1998                $    52      1,359,766      (33,268)       (19,659)    1,306,891
                                               ===============================================================




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 ---------------------------
                                                                      1998            1997
                                                                 --------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET EARNINGS (LOSS)                                        $    (78,763)   $   28,407
      ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         EXTRAORDINARY ITEM (NOTE 9)                                        0        33,690
         NON-RECURRING CHARGES, NET                                         0        20,047
         DISCONTINUED OPERATIONS                                      204,870           715
         RESULTS OF JOINT VENTURES                                         43           958
         DEPRECIATION AND AMORTIZATION                                107,697        35,744
         DEFERRED INCOME TAXES AND OTHER NON-CASH ITEMS                19,492         6,781
         AMORTIZATION OF GAIN ON SALE-LEASEBACK TRANSACTIONS             (696)         (804)
         INCREASE IN PATIENT ACCOUNTS AND THIRD-PARTY
             PAYOR SETTLEMENTS RECEIVABLE, NET                       (117,180)      (31,940)
         INCREASE IN INVENTORIES, PREPAID
             EXPENSES AND OTHER CURRENT ASSETS                        (16,067)       (2,220)
         DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES           (112,183)      (63,582)
         INCREASE IN INCOME TAXES RECEIVABLE                                0        (4,180)
         INCREASE IN INCOME TAXES PAYABLE                              48,138             0
                                                                   ----------    ----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES OF
                  CONTINUING OPERATIONS                                55,351        23,616
                                                                   ----------    ----------

             NET CASH (USED) PROVIDED BY DISCONTINUED OPERATIONS      (68,882)        3,090
                                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM ISSUANCE OF CAPITAL STOCK, NET                         59,606        14,643
  PROCEEDS FROM LONG-TERM BORROWINGS                                  696,518     2,544,918
  REPAYMENT OF LONG-TERM DEBT                                        (570,110)   (1,419,179)
  PAYMENT OF PRE-PAYMENT PREMIUMS AND FEES OF DEBT
     EXTINGUISHMENT  (NOTE 9)                                               0       (23,598)
  DEFERRED FINANCING COSTS                                                  0       (33,085)
  DIVIDENDS PAID                                                         (814)         (471)
  PURCHASE OF TREASURY STOCK                                          (12,905)      (12,324)
                                                                   ----------    ----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                172,295     1,070,904
                                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  SALE OF TEMPORARY INVESTMENTS                                        67,923           639
  PURCHASE OF TEMPORARY INVESTMENTS                                   (61,170)     (820,560)
  BUSINESS ACQUISITIONS (NOTE 3)                                     (127,337)     (166,822)
  PAYMENT OF TERMINATION FEES AND OTHER COSTS
     OF TERMINATED MERGER (NOTE 8)                                          0       (27,555)
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                          (187,025)      (86,656)
  DISPOSITION OF ASSETS (NOTES 4,5,6 AND 7)                           180,704        54,137
  OTHER ASSETS                                                          3,660       (30,906)
                                                                   ----------    ----------

             NET CASH USED BY INVESTING ACTIVITIES                   (123,245)   (1,077,723)
                                                                   ----------    ----------

             INCREASE IN CASH AND CASH EQUIVALENTS                     35,519        19,887

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         52,965        39,028
                                                                   ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      88,484    $   58,915
                                                                   ==========    ==========

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

Certain prior year amounts have been reclassified to conform to the current year presentation (See Note 13: Discontinued Operations).

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

Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of net earnings from continuing operations before extraordinary item per share of common stock is summarized as follows:

                                                 EARNINGS FROM CONTINUING
                                                 OPERATIONS BEFORE
                                                 EXTRAORDINARY ITEM                 SHARES              PER SHARE
                                                    (NUMERATOR)                 (DENOMINATOR)            AMOUNT
                                                    -----------                 -------------            ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For The Three Months Ended
September 30, 1998:
   Basic EPS:                                    $      42,839                        52,195           $        0.82
   Adjustment for interest on
     convertible debentures:                     $       1,310                         -----                   -----
   Incremental shares from assumed
     exercise of dilutive options
     and warrants:                                       -----                           998                   -----
   Incremental shares from assumed
     conversion of the convertible
     subordinated debentures:                            -----                         4,457                   -----
                                                 -------------                   -----------           -------------

Diluted EPS:                                     $      44,149                        57,650           $        0.77
                                                 =============                   ===========           =============

For The Three Months Ended
September 30, 1997:
   Basic EPS:                                    $      20,908                        25,489           $        0.82
   Adjustment for interest on
     convertible debentures:                     $       2,452                         -----                   -----
   Incremental shares from assumed
     exercise of dilutive options
     and warrants:                                       -----                         3,194                   -----
   Incremental shares from assumed
     conversion of the convertible
     subordinated debentures:                            -----                         7,989                   -----
                                                 -------------                   -----------           -------------
   Diluted EPS:                                  $      23,360                        36,672           $        0.64
                                                 =============                   ===========           =============

For The Nine Months Ended
September 30, 1998:
   Basic EPS:                                    $     126,107                        47,272           $        2.67
   Adjustment for interest on
     convertible debentures:                     $       6,086                         -----                   -----
   Incremental shares from assumed
     exercise of dilutive options
     and warrants:                                       -----                         2,271                   -----
   Incremental shares from assumed
     conversion of the convertible
     subordinated debentures:                            -----                         6,831                   -----
                                                 -------------                   -----------           -------------
   Diluted EPS:                                  $     132,193                        56,374           $        2.34
                                                 =============                   ===========           =============

For The Nine Months Ended
September 30, 1997:
   Basic EPS:                                    $      49,674                        24,681           $        2.01
   Adjustment for interest on
     convertible debentures:                     $       7,356                         -----                   -----
   Incremental shares from assumed
     exercise of dilutive options
     and warrants:                                       -----                         2,831                   -----
   Incremental shares from assumed
     conversion of the convertible
     subordinated debentures:                            -----                         7,989                   -----
                                                 -------------                   -----------           -------------

Diluted EPS:                                     $      57,030                        35,501           $        1.61
                                                 =============                   ===========           =============


NOTE 3: NEW ACQUISITIONS

          ACQUISITIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Acquisitions for the nine months ended September 30, 1998 and the manner of payment are summarized as follows:

                                                         TOTAL         COMMON          ACCRUED          CASH
  MONTH                   TRANSACTION                    COST       STOCK ISSUED     LIABILITIES        PAID
---------   ---------------------------------------   ----------   --------------   -------------   -----------
                                                 (Dollars in Thousands)

Jan.        Stock of Paragon Rehabilitative            $ 11,183        $10,758        $     425            --
            Service, Inc.

Feb.        Assets of Health Star, Inc.                $  3,165             --        $     310      $  2,855

Feb.        Stock of Medicare Convalescent
            Aids of Pinellas d/b/a Medaids,
            RxStat, Prime Medical Services             $  4,700        $ 3,654        $     216      $    830

Feb.        Stock of Michigan Medical Supply           $  2,165             --        $     265      $  1,900

Feb.        Assets of Nutmeg Respiratory               $  2,557             --        $     217      $  2,340
            Homecare

March       Assets of Chancy Healthcare                $  5,690             --        $     355      $  5,335
            Services, Inc., Chancy Oxygen
            Services, Inc., CHS Home Infusion
            Co., Chancy Healthcare Services of
            Waynesboro

April       Stock of Magnolia Group, Inc.              $ 16,118        $15,118        $   1,000            --

May         Assets of First Community
            Care, Inc.                                 $  8,900        $ 2,282        $     988         5,630

May         American Mobile Health
            Systems, Inc.                              $  2,800        $ 2,800               --            --

May         Assets of Eastern Home Care &
            Oxygen, Inc., Mira Assoc., Altoona
            Medox Enterprises, Professional
            Home Health Centers, Keystone
            Home Oxygen Services                       $  4,225             --        $     405      $  3,820

June        Assets of  Downstate Lithotripter, LLC,
            Metro/Litho LP & Long Island
            Litrotripter, LLC & all the stock of
            Lithotripter Corp.                         $ 11,182        $10,901        $     281            --

June        Stock of Premiere Assoc., Inc., and
            assets of Hialeah facility                 $ 40,891        $29,264        $   5,127      $  6,500

June        Assets of Apex Home Care, Inc.             $  2,936             --        $     270      $  2,666

June        Assets of Osborne Medical, Inc.            $  2,095             --        $     135      $  1,960

July        Assets of Collins Rentals, Inc.            $  2,895             --        $     411      $  2,484

August      Assets of Home Care Oxygen
            Services, Inc.                             $  3,917             --        $     267      $  3,650

August      Assets of Tri-County Medical
            Oxygen, Inc.                               $  2,236             --        $     161      $  2,075

Sept.       Assets of Accucare Medical Corp.           $  2,938        $ 2,854        $      84            --

Sept.       Assets of Valley Oxygen & Medical
            Equipment, Inc.                            $  2,850             --        $     386      $  2,464

Various     58 acquisitions, each with total cost
            of less than $2,000                        $ 45,336        $ 5,501        $   4,716      $ 35,119

Various     Cash payments of acquisition costs
            accrued                                          --             --        $ (47,709)     $ 47,709
                                                       --------        -------        ---------      --------

                                                       $178,779        $83,132        $ (31,690)     $127,337
                                                       ========        =======        =========      ========

The allocation of the total cost of the 1998 acquisitions to the assets acquired and liabilities assumed is summarized as follows:


                                                   PROPERTY,
                                         CURRENT     PLAN &     OTHER   INTANGIBLE     CURRENT      LONG-TERM      TOTAL
              TRANSACTION                 ASSETS   EQUIPMENT   ASSETS     ASSETS     LIABILITIES   LIABILITIES     COST
--------------------------------------- --------- ----------- -------- ------------ ------------- ------------- ----------
                                                                      (DOLLARS IN THOUSANDS)

Paragon Rehabilitation
Services, Inc.                           $ 1,505   $     85    $    4    $ 13,036     $  (3,427)    $     (20)   $ 11,183

Health Star, Inc.                        $   133   $    110        --    $  2,922            --            --    $  3,165

Medicare Convalescent
Aids of Pinellas d/b/a
Medaids, RxStat,
Prime Medical Services                   $   720   $    366        --    $  3,891     $    (277)           --    $  4,700

Michigan Medical Supply                  $   215   $    295        --    $  1,801     $    (131)    $     (15)   $  2,165

Nutmeg Respiratory Home Care             $   267   $    146        --    $  2,144            --            --    $  2,557

Chancy Healthcare Services, Inc.,
Chancy Oxygen Services, Inc., CHS
Home Infusion Co., Chancy
Healthcare Services of Waynesboro        $   349   $     40        --    $  5,301            --            --    $  5,690

Magnolia Group, Inc.                     $ 4,962   $ 21,753    $  734          --     $  (8,989)    $  (2,342)   $ 16,118

American Mobile Health
Systems, Inc.                            $ 1,112         --    $    1    $  2,575     $    (888)           --    $  2,800

Eastern Home Care & Oxygen, Inc.,
Mira Assoc., Altoona Medox
Enterprises, Professional Home
Health Centers, Keystone Home
Oxygen Services                          $   220   $    859        --    $  3,146            --            --    $  4,225

First Community Care, Inc.               $ 1,300   $    639    $  661    $  7,800            --     $  (1,500)   $  8,900

Downstate  Lithotripter,  LLC,
Metro/Litho LP,  Long Island
Lithotripter,  LLC &
Lithotripter Corp.                      $ 2,485   $  1,860    $  431    $ 18,846     $ (11,500)    $    (940)   $ 11,182


Premiere Assoc, Inc. &
Hialeah facility                         $ 2,986   $ 73,837        --    $ 39,030     $ (35,819)      (39,143)   $ 40,891

Apex Home Care, Inc.                     $   150   $    393        --    $  2,693            --     $    (300)   $  2,936

Osborne Medical, Inc.                    $     6   $    142        --    $  1,947            --            --    $  2,095

Collins Rentals, Inc.                    $   112   $    400        --    $  2,383            --            --    $  2,895

Home Care Oxygen Services, Inc.          $   156   $    369        --    $  3,392            --            --    $  3,917

Tri-County Medical Oxygen, Inc.          $    74   $     47        --    $  2,115            --            --    $  2,236

Accucare Medical Corp.                   $   166   $    195        --    $  3,223     $    (646)           --    $  2,938

Valley Oxygen & Medical
Equipment, Inc.                              351   $     46        --    $  2,453            --            --    $  2,850

58 acquisitions, each with total costs
 of less than $2,000                     $ 2,146   $  4,229        --    $ 40,292     $    (805)    $    (526)   $ 45,336
                                         -------   --------    ------    --------     ---------     ---------    --------
                                         $19,415   $105,811    $1,831    $158,990     $ (62,482)    $ (44,786)   $178,779
                                         =======   ========    ======    ========     =========     =========    ========

NOTE 4: TRANSACTIONS WITH LYRIC HEALTH CARE LLC

        In January 1998, the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44.5 million, which facilities were leased back by Lyric Health Care LLC ("LLC"), a newly formed subsidiary of IHS, at an annual rent of approximately $4.5 million. In a related transaction, TFN Healthcare Investors, LLC, ("TFN", an entity in which Timothy F. Nicholson, a director of IHS, is the principal member) purchased a 50% interest in LLC for $1.0 million and IHS' interest in LLC was reduced to 50%. IHS also entered into management and franchise agreements with LLC. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $350.0 million. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants LLC the authority to use the Company's trade names and proprietary materials.

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

NOTE 5: SALE OF OUTPATIENT CLINICS

        In February 1998, the Company sold its outpatient clinics to Continucare Rehabilitation Services, Inc. for $10.0 million. During the fourth quarter of 1997, the Company wrote down its basis in its outpatient clinics to net realizable value. Accordingly, no gain or loss was recognized by the Company during the first quarter of 1998.

NOTE 6: SALE OF FACILITIES

        In June 1998, the Company sold eleven long-term care facilities for approximately $56.7 million, which approximated the Company's basis. The Company recognized no gain or loss on the transaction.

        In July 1998, the Company sold four of its facilities held for sale for approximately $1.0 million. The Company recognized no gain or loss on the transaction.

NOTE 7: SALE OF INSTITUTIONAL PHARMACY DIVISION

        In August 1998, the Company sold portions of its institutional pharmacy division, which was acquired by IHS as part of the Horizon/CMS assets acquired from HEALTHSOUTH Corporation in December 1997. The Company recorded no gain or loss on the transaction.

NOTE 8: NON-RECURRING CHARGES

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

        SETTLEMENT WITH CORAM:

        On October  19,  1996,  the  Company  and Coram  Healthcare  Corporation
        ("Coram") entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly owned subsidiary of IHS into Coram, with Coram becoming a wholly owned subsidiary of IHS. Under the terms of the Merger Agreement, holders of Coram common stock were to receive for each share of Coram common stock
        0.2111 of a share of the Company's common stock, and IHS would have assumed approximately $375 million of indebtedness. On April 4, 1997, IHS notified Coram that it had exercised its right to terminate the Merger Agreement. IHS also terminated the March 30, 1997 letter amendment, setting forth proposed revisions to the terms of the merger (which included a reduction in the exchange ratio to 0.15 of a share of IHS common stock for each share of Coram common stock), prior to the revisions becoming effective at the close of business on April 4, 1997. On May 5, 1997, IHS and Coram entered into a settlement agreement pursuant to which the Company paid Coram $21 million in full settlement of all claims Coram might have against IHS pursuant to the Merger Agreement, which the Company recognized as a non-recurring charge in the second quarter of 1997. In addition, during the first quarter of 1997 the Company incurred a non-recurring charge of $6.6 million relating to accounting, legal and other costs related to the merger.

NOTE 9: EXTRAORDINARY ITEM

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

        In the third quarter of 1997, the Company replaced its $700 million revolving credit facility with a $1.75 billion revolving credit and term loan facility. This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $3.9 million, relating primarily to the write-off of deferred costs. Such loss, reduced by the related income tax effect of $1.5 million, is presented in the statement of operations as an extraordinary item of $2.4 million.

NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS

        In 1998 the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive earnings and its components in a full set of general-purpose financial statements. A reconciliation of the Company's net earnings and comprehensive earnings follows:

                               THREE MONTHS ENDED

                                     SEP. 30      DEC. 31           MAR. 31
                                  ------------ ------------ -----------------------
                                      1996         1996         1997        1998
                                  ------------ ------------ ------------ ----------
                                                   (IN THOUSANDS)
Net earnings (loss) .............   $ 16,511     $  2,176     $ 19,069    $38,080

Increase (decrease) in unrealized
gain on available for sale
securities .....................    $ 11,483     $ (2,133)    $ (9,360)        --

Income tax effect ...............   $ (4,421)    $    817     $  3,604         --
                                    --------     --------     --------    -------

Comprehensive earnings ..........   $ 23,573     $    860     $ 13,313    $38,080
                                    ========     ========     ========    =======


                                          JUNE 30                 SEPT. 30
                                  ----------------------- -------------------------
                                      1997        1998       1997         1998
                                  ------------ ---------- ---------- --------------
                                                   (IN THOUSANDS)
Net earnings (loss) .............   $ (8,943)   $41,497    $18,280     $ (158,341)
Increase (decrease) in unrealized
 gain on available for sale
 securities .....................         --         --         --             --
Income tax effect ...............         --         --         --             --
                                    --------    -------    -------     ----------
Comprehensive earnings ..........   $ (8,943)   $41,497    $18,280     $ (158,341)
                                    ========    =======    =======     ==========

         There were no differences between net earnings and comprehensive earnings prior to July 1, 1996.

NOTE 11: 6% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003

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

NOTE 12: SEGMENT REPORTING

         After giving effect to the discontinuation of its home nursing division, IHS has two primary reportable segments: Home Respiratory/Infusion/DME and Inpatient Services. Home Respiratory/Infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. Inpatient Services include basic and specialty medical services (e.g., rehabilitation and diagnostic services) provided primarily on an inpatient basis at skilled nursing facilities, as well as lithotripsy, hospice and contracted services. These services have similar economic characteristics and have been aggregated pursuant to SFAS No. 131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

         IHS management evaluates the performance of its operating segments on the basis of earnings before interest, income taxes, depreciation and amortization and non-recurring charges.

                                                  NINE MONTHS ENDED                        NINE MONTHS ENDED
                                                  SEPTEMBER 30,1997                        SEPTEMBER 30, 1998
                                      ----------------------------------------- ----------------------------------------
                                           HOME                                      HOME
                                       RESPIRATORY/   IMPATIENT                  RESPIRATORY/   INPATIENT
                                       INFUSION/DME    SERVICES   CONSOLIDATED   INFUSION/DME    SERVICES   CONSOLIDATED
                                      -------------- ----------- -------------- -------------- ----------- -------------
                                                    (in thousands)
Revenues ............................     52,186      956,953       1,009,139      500,848      1,748,945    2,249,793

Operating, general and administrative
 (including rent) ...................     48,156      765,219         813,375      379,029      1,372,180    1,751,209

Earnings before
 interest, taxes,
 depreciation and
 amortization .......................      4,030      191,734         195,764      121,819        376,765      498,584

         There are no inter-segment revenues or receivables. Revenue derived from Medicare and various state Medicaid reimbursement programs represented 49% and 17%, respectively, for the nine months ended September 30, 1997 and 41% and 19%, respectively, for the nine months ended September 30, 1998. The Company does not evaluate its operations on a geographic basis.

NOTE 13: DISCONTINUED OPERATIONS

         In October 1998, the Company adopted a plan to discontinue its home health nursing business segment. Accordingly, the operating results of the home health segment have been segregated from continuing operations and reported as a separate line item on the condensed statement of operations.

         The loss from this discontinued operation of $204.9 million represents the operating loss for the nine month period ended September 30, 1998, the estimated loss on disposal of the investment and an estimated provision for losses to be incurred during the disposal period through June 30, 1999. The operating loss for the nine month period of $41.8 million includes the effects of interest expense incurred in connection with acquisition financing as well as significant non-recurring costs to close home health agencies and restructure operations primarily related to payments for lease termination and employee severance.

         Revenues of the home health nursing segment were $54.8 million for the three months ended September 30, 1998 and $127.3 million for the three months ended September 30, 1997. Revenue for the nine months ended September 1998 and 1997 were $228.7 million and $382.7 million, respectively.

NOTE 14: SUBSEQUENT EVENTS

         AGREEMENT WITH MONARCH PROPERTIES, INC.

         In April 1998 the Company reached an agreement in principle to sell 44 facilities to Monarch Properties, Inc., a newly-formed real estate investment trust ("Monarch"), for an aggregate purchase price of approximately $371 million. It is currently contemplated that Monarch will lease 42 of these 44 facilities to Lyric, and that Lyric will engage the Company to manage the facilities pursuant to the arrangements described in Note 4. The transactions with Monarch and Lyric are subject to completion of definitive documentation and completion of Monarch's initial public offering of common stock, and there can be no assurance that the transaction will be completed on these terms, on different terms, or at all. Because of the current unfavorable market conditions for REITs such as Monarch, Monarch is pursuing alternative financing, although there can be no assurance such financing can be obtained on reasonable terms or at all. Dr. Robert N. Elkins, the Company's Chairman of the Board, Chief Executive Officer and President, is Chairman of the Board of Directors of Monarch, and it is currently contemplated that he will beneficially own between five and ten percent of Monarch following completion of Monarch's public offering; however, Dr. Elkins may own greater than five to ten percent of Monarch if alternative financing is arranged. If Monarch is unable to purchase some or all of the facilities from the Company, the Company intends to explore other alternatives with respect to these facilities, including sale/leaseback transactions with other real estate investment trusts and sale of the facilities.

         OTHER ACQUISITIONS

         During October, IHS acquired a leasehold interest in a skilled nursing facility and eight respiratory companies for approximately $16.2 million. Also, in November, the Company acquired a skilled nursing facility for approximately $7.5 million.

         In addition, the Company has reached agreements in principle to purchase a skilled nursing facility for approximately $12.0 million, three lithotripsy operations for approximately $14.6 million and 21 respiratory companies for approximately $45.1 million.

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

     The Company continues to evaluate the impact of the Balanced Budget Act of 1997 ("BBA") upon future operating results. While the BBA was passed in August 1997, specific interpretative regulations for various service providers will continue to be released until the year 2000. The assumptions used by the Company to evaluate the impact of the BBA on the Company's business lines are based upon the most accurate information available at each quarter end. Presently the Company is responding to all of the known changes created by the BBA; however, it cannot predict the impact future regulations may have on anticipated rates, service usage and operating costs.

     In addition to implementing a Medicare prospective payment system for skilled nursing facilities, the BBA also provided for a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999 (which the Health Care Financing Administration has indicated it is attempting to extend) and a reduction in current cost reimbursement for Medicare home nursing care pending implementation of a prospective payment system. As a result of the delay in implementation of a prospective payment system for home nursing and the current reduction in cost reimbursement for Medicare home nursing and its impact on the Company's financial performance, the Company adopted a plan of disposition for the home health nursing business segment. This business, which the Company intends to sell, is treated as a discontinued operation for all periods presented (See Note 13: Discontinued Operations).

THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net revenues for the three months ended September 30, 1998 increased $406.6 million, or 118%, to $752.2 million from the comparable period in 1997. The increase in revenues was primarily a result of acquisitions consummated subsequent to September 30, 1997, as well as increased revenues from companies in operation during both periods, partially offset by the sale of five long-term care facilities in January 1998, the sale of the Company's outpatient clinics in February 1998, the sale of five long-term care facilities in March 1998, the sale of eleven long-term care facilities in June 1998, and the sale of the institutional pharmacy division in August 1998. The growth in revenues was primarily the result of increased occupancy in the Company's Medical Specialty Units ("MSUs") and additional service contracts entered into subsequent to September 30, 1997.

     Basic medical services revenue increased 158% from $91.5 million to $236.2 million. This increase primarily resulted from the acquisition of long-term care facilities subsequent to September 30, 1997, partially offset by the conversion of skilled nursing beds to MSU beds after September 30, 1997 and the sales of long-term care facilities in January, March and June 1998 referred to above.

     Specialty medical services revenue increased $263.8 million, or 108%, from $243.5 million to $507.3 million. This increase was attributable to revenue from acquisitions subsequent to September 30, 1997 and skilled nursing beds being converted to MSU beds after September 30, 1997, which results in higher revenue per day, partially offset by the aforementioned sales of long-term care facilities in January, March and June 1998, the sale of the Company's outpatient clinics in February 1998, and the sale of the institutional pharmacy division in August 1998.

     Management services and other revenues decreased 18% from $10.7 million to $8.7 million primarily as a result of the termination of 14 management agreements subsequent to September 30, 1997, partially offset by management fees from the ten facilities which the Company began to manage on behalf of Lyric Health Care LLC in January and March 1998 (see Note 4: Transactions with Lyric Health Corporation, LLC) and the addition of two management agreements in the third quarter of 1998.

     Total expenses for the period increased 119% to $679.8 million from $310.5 million in the comparable period of 1997. Of the $369.2 million increase, $293.4 million, or 79%, resulted from an increase in operating, general and administrative expenses. Substantially all of the increase in operating, general and administrative expenses was due to acquisitions consummated subsequent to September 30, 1997.

     Depreciation and amortization increased to $38.4 million during the three months ended September 30, 1998, a 207% increase as compared to $12.5 million in the same period in 1997. This increase is primarily the result of acquisitions consummated subsequent to September 30, 1997. Rent expense increased by $13.1 million, or 67%, over the comparable period in 1997. This increase is primarily a result of acquisitions consummated subsequent to September 30, 1997 and increases in contingent rentals, which are based on gross revenues of certain leased facilities. Interest expense, net, increased $36.8 million, or 162%, during the three months ended September 30, 1998 to $59.5 million. The increase in interest expense is primarily a result of additional term loan borrowings of $400 million in December 1997 and $750 million in September 1997, the issuance of $500 million of 9-1/4% Senior Subordinated Notes due 2008 in September 1997 and increased borrowings under the Company's $1.0 billion revolving credit facility, partially offset by a reduction of interest expense resulting from the payoff of the Company's $700 million previous revolving credit facility, the retirement (primarily through conversion) of $115 million of 6% Convertible Subordinated Debentures due 2003 and lower interest rates.

     Earnings from continuing operations before equity in earnings (loss) of affiliates, income taxes and extraordinary item increased 106% to $72.4 million for the three months ended September 30, 1998, as compared to $35.1 million for the comparable period in the prior year.

     Earnings from continuing operations before income taxes and extraordinary items increased by 112% to $72.6 million for the three months ended September 30, 1998, as compared to $34.3 million for the comparable period in the prior year. The provision for federal and state income taxes was $29.8 million for the three months ended September 30, 1998, and $13.4 million for the same period in the prior year. Included in the third quarter of 1998 is a $201.2 million charge resulting from the Company's adoption of a plan of disposition for the home health nursing business segment (see Note 13: Discontinued Operations). The $201.2 million charge includes provisions for estimated losses during the holding period and the estimated loss on the disposal of assets. Net loss and diluted loss per share for the quarter were $158.3 million in 1998, or $2.72 per share, as compared to net earnings and diluted earnings per share of $18.3 million or 57 cents per share for the same period in 1997. During the three months ended September 30, 1997, the Company incurred extraordinary losses on the extinguishment of debt of $2.4 million (net of tax), or 6 cents per share (diluted)(See Note 9: Extraordinary Items). Weighted average shares (diluted) for the quarter increased 21.0 million shares, or 57%, to 57.7 million from the comparable period in 1997, primarily as a result of the issuance of approximately 15.6 million shares in October 1997 in connection with the acquisition of RoTech Medical Corporation, partially offset by less outstanding options being considered common stock equivalents because their exercise price was above the average market price of the common stock for the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net  revenues  for the nine  months  ended  September  30,  1998  increased
$1,240.7 million, or 123%, to $2,249.8 million from the comparable period in 1997. The increase in revenues was primarily a result of acquisitions consummated subsequent to September 30, 1997, as well as increased revenues from facilities and ancillary companies in operation during both periods, partially offset by the aforementioned sales of long-term care facilities in January, March and June 1998, the sale of its outpatient clinics in February 1998 and the sale of the institutional pharmacy division in August 1998. The growth in revenues was primarily the result of increased occupancy in the Company's MSU's and additional service contracts entered into subsequent to September 30, 1997.

     Basic medical services revenue increased 162% from $268.3 million to $703.4 million. This increase resulted from the acquisition of long-term care facilities subsequent to September 30, 1997, partially offset by the conversion of skilled nursing beds to MSU beds after September 30, 1997 and the aforementioned sales of long-term care facilities in January, March and June 1998.

     Specialty medical services revenue increased $810.5 million, or 114%, from $710.9 million to $1,521.3 million. This increase was primarily attributable to revenue from acquisitions subsequent to September 30, 1997, as well as increased revenue from facilities and ancillary companies in operation in both periods and skilled nursing beds being converted to MSU beds after September 30, 1997, which results in higher revenue per day, partially offset by the aforementioned sale of long-term care facilities in January, March and June 1998, the sale of its outpatient clinics in February 1998 and the sale of its institutional pharmacy division in August 1998.

     Management services and other revenues decreased 17% from $30.0 million to $25.0 million primarily as a result of the termination of 14 management agreements subsequent to September 30, 1997, partially offset by management fees from ten facilities which the Company began to manage on behalf of Lyric Healthcare LLC in January and March 1998, and the addition of two management agreements in the third quarter of 1998. (See Note 4: Transactions with Lyric Health Care LLC)

     Total expenses for the period increased to $2,036.7 million from $927.0 million, an increase of 120%. Of the $1,109.7 million increase in total expenses, $902.8 million, or 81%, was due to an increase in operating, general and administrative expenses. Substantially all of the increase in operating, general and administrative expenses was due to acquisitions consummated subsequent to September 30, 1997. Depreciation and amortization increased to $107.7 million during the nine months ended September 30, 1998, an increase of 201% as compared to $35.7 million in the same period in 1997. This increase is the result of acquisitions consummated subsequent to September 30, 1997. Rent expense increased by $35.1 million, or 63%, over the comparable period in 1997. This increase is primarily a result of acquisitions consummated subsequent to September 30, 1997, and increases in contingent rentals that are based on gross revenues of certain leased facilities. Interest expense, net increased 207%, or $119.9 million, during the nine months ended September 30, 1998 to $177.8 million. The increase in interest expense is primarily a result of the aforementioned additional borrowings under the term loan and revolving credit facility and the issuance of the 9-1/4% Senior Subordinated Notes and the 9-1/2% Senior Subordinated Notes, partially offset by a reduction in interest resulting from the repurchase of substantially all of the Company's 9-5/8% Senior Subordinated Notes due 2007 and 10-3/4% Senior Subordinated Notes due 2004 in May 1997, the payoff of the Company's $700 million revolving credit facility, the retirement of the 6% Convertible Subordinated Debentures due 2003 and lower interest rates. During the first nine months of 1997, the Company realized a $7.6 million gain on its investment in shares of common stock of Capstone Pharmacy Services, Inc. received in connection with the sale of its pharmacy division to Capstone in July 1996, offset by $27.6 million of settlement and other costs related to the terminated merger with Coram Healthcare Corporation. As a result, the Company has recorded in its statement of operations $20.0 million of non-recurring charges, net for the nine months ended September 30, 1997. (See Note 8: Non-recurring Charge)

     Earnings from continuing operations before equity in earnings (loss) of affiliates and income taxes increased 159% to $213.1 million for the nine months ended September 30, 1998, as compared to $82.1 million for the comparable period in the prior year.

     Earnings from continuing operations before income taxes and extraordinary items increased 162% to $213.7 million for the nine months ended September 30, 1998, as compared to $81.4 million for the comparable period in the prior year. The provision for federal and state income taxes was $87.6 million for the nine months ended September 30, 1998, and $31.8 million for the same period in the prior year. During the nine months ended September 30, 1998, the Company recorded a loss from discontinued operations relating to its home nursing division of $204.9 million, representing operating losses for the nine months ended September 30, 1998, provisions for estimated losses during the holding period and the estimated loss on disposal of assets (see Note 13: Discontinued Operations). Net loss and diluted loss per share for the period were $78.8 million in 1998, or $1.29 per share, as compared to net earnings and diluted earnings per share of $28.4 million, or $1.01 per share, for the same period in 1997. The 1997 amounts reflect the non-recurring charge of $20.0 million referred to above. During the nine months ended September 30, 1997, the Company incurred extraordinary losses on the early extinguishment of debt of $20.6 million (net of tax), or 58 cents per share (diluted), representing the payment of premium and consent fees, the write-off of deferred financing costs in connection with the repurchase of substantially all of the Company's 9-5/8% and 10-3/4% Senior Subordinated Notes, and the write-off of deferred financing costs related to the early extinguishment of the Company's $700 million revolving credit facility referred to above. (See Note 9: Extraordinary Item) Weighted average shares (diluted) increased 20.9 million shares, or 59%, to 56.4 million shares from the comparable period in 1997 primarily as the result of the issuance of approximately 15.6 million shares in October 1997 in connection with the acquisition of RoTech Medical Corporation, partially offset by less outstanding options being considered common stock equivalents because their exercise price was above the average market price of the common stock for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company had working capital of $211.4 million, as compared with $63.1 million at December 31, 1997. The increase in working capital was primarily due to an increase in patient accounts and third party payor settlements receivable, cash and cash equivalents and other current assets and a decrease in accounts payable and accrued expenses. There were no material commitments for capital expenditures as of September 30, 1998. Net patient accounts and third-party payor settlements receivable increased $16.2 million to $619.6 million at September 30, 1998, as compared to $603.4 million at December 31, 1997. The net increase in accounts receivable includes an increase attributable to related service businesses acquired subsequent to December 31, 1997 partially offset by a decrease due to the discontinuation of the home nursing division. Gross patient accounts receivable were $734.9 million at September 30, 1998, as compared to $726.1 million at December 31, 1997. Net third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $87.4 million at September 30, 1998, as compared to $38.7 million at December 31, 1997.

     The other asset and liability increases were due to acquisitions and normal growth in operations which was consistent with the growth in revenues of such operations in 1997.

     Net cash provided by operating activities for the nine months ended September 30, 1998, was $55.4 million as compared to $23.6 million for the comparable period in 1997.

     Net cash used by discontinued operations was $68.9 million for the nine months ended September 30, 1998 as compared to net cash provided by discontinued operations of $3.1 million for the comparable period in 1997.

     Net cash provided by financing activities was $172.3 million for the nine month period in 1998 as compared to $1,070.9 million for the comparable period in 1997. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt. In addition, during the nine months ended September 30, 1997, the Company paid $23.6 million of prepayment premiums and consent fees and incurred $11.6 million of deferred financing costs in connection with the issuance of the 9-1/2% Senior Subordinated Notes due 2007 in May 1997, $13.5 million of deferred financing costs in connection with the issuance of the 9-1/4% Senior Subordinated Notes due 2008 in September 1997 and $8.0 million of deferred financing costs in connection with its $1.75 billion term loan and revolving credit facility entered into in September 1997.

     Net cash used by investing activities was $123.2 million for the nine month period ended September 30, 1998 as compared to $1,077.7 million for the nine month period ended September 30, 1997. Cash used for the acquisition of facilities and ancillary companies was $127.3 million in 1998 as compared to $166.8 million for 1997. Cash used for the purchase of property, plant and equipment was $187.0 million in 1998 and $86.7 million in 1997. During the nine months ended September 30, 1998, the Company received $89.9 million related to the sale of ten long-term care facilities to Omega Healthcare Investors, Inc. (See Note 4: Transactions with Lyric Health Care LLC), $10.0 million from the sale of its outpatient clinics to Continucare Rehabilitation Services, Inc. (See
Note 5: Sale of Outpatient Clinics), $56.7 million from the sale of eleven long-term care facilities in June 1998, approximately $1.0 million from the sale of four held for sale facilities in July 1998 and $23.1 million from the sale of its institutional pharmacy division in August 1998 (See Note 6: Sale of Facilities and Note 7: Sale of Institutional Pharmacy Division).

     As a result of the BBA's implementation of a prospective payment system for home nursing beginning with cost report periods beginning on or after October 1, 1999, contingent payments in respect of the acquisition of First American Health Care of Georgia, Inc. in October 1996, aggregating $155 million, became payable over five years beginning in 2000. The present value of such payments at September 30, 1998 is $119.6 million and is recorded on the balance sheet under the caption other long-term liabilities.

     IHS' contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $112.6 million as of September 30, 1998. The Company is obligated to purchase its Greenbriar facility upon a change in control of IHS. The net price of the facility is approximately $4.0 million. The Company has guaranteed approximately $6.6 million of the lessor's indebtedness. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. The Company has guaranteed approximately $4.0 million owed by Tutera Group, Inc. and Sunset Plaza Limited Partnership, a partnership affiliated with a partnership in which IHS has a 49% interest, to Finova Capital Corporation. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $26.5 million at September 30, 1998 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. The Company also has a surety bond in the amount of $22.6 million to secure certain liabilities related to the sale of the Company's institutional pharmacy division. In addition, IHS has several surety bonds in the amount of $37.2 million to secure certain of the Company's health benefits, patient trust funds and other obligations. IHS also has established letters of credit with the Bank of Nova Scotia for approximately $2.4 million for credit support of Lyric Health Care LLC financing. IHS also has established a letter of credit with NationsBank in the amount of $2.2 million for credit enhancement to an industrial development bond issued for construction of a facility in Amarillo, Texas. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating leases aggregating approximately $664.6 million at September 30, 1998.

     The Company anticipates that cash from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1998. The Company expects to continue to be growth oriented in 1998 through the expansion of its existing operations and by the acquisition of additional facilities, ancillary companies and management agreements.

YEAR 2000 COMPLIANCE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue and has substantially completed an implementation plan to resolve this issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. As part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software and embedded technologies. IHS began implementation of its Year 2000 plan in January 1997 and all business segments have been examined. An inventory of all equipment and systems supported by IHS' Information Technology department has been compiled and compliance has been verified. The Year 2000 Project is approximately 50% complete and it is anticipated that the project will be fully implemented by June 1999. Periodic meetings are being held with the Board of Directors and Senior Management to ensure that the project stays on schedule.

     During the first nine months of 1998, expenditures related to the Year 2000 issue totaled approximately $4 million. The Company currently estimates that an additional $7 million will be spent to complete the project, although additional amounts may be required. The costs will be funded through cash from operations and borrowings under revolving credit facilities and are being expensed as incurred.

     One of the biggest risks to the Company is that regulatory payors (i.e., Medicare and Medicaid), suppliers and other entities with which the Company has a material relationship will not be compliant by Year 2000 and therefore unable to pay claims. The Company has initiated a program to determine whether the computer programs of its significant payors and suppliers will be upgraded in a timely manner. The Company has not completed this review; however initial responses indicate that no significant issues are expected to arise.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company has not established a formal contingency plan to put into effect in the event of a failure to correct a material Year 2000 problem. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party payors and suppliers, there can be no assurance that the Company's assessment is correct or that the assessment of materiality of any failure is correct. Completion of the Year 2000 Project is expected to significantly reduce the Company's level of uncertainty over the Year 2000 issue and the Company believes that upon completion of the Project, the possibility of significant interruptions of normal operations should be minimal.

PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 8, 1998, the Company settled certain litigation broughy by Icon Development, Inc. ("Incon") alleging breach of contract and other theories of recovery under an agreement between the Company and Incon. The settlement payment was $1.5 million, which was paid through the issuance of 39,012 shares of the Company's Common Stock.

         On July 9, 1998, the Company acquired a 69% interest in South Georgia Lithotripsy Partners, a lithotripsy services business. The purchase price for the partnership interest was $1.0 million which was paid through the issuance of 40,722 shares of the Company's Common Stock.

         On July 24, 1998, the Company acquired all the assets of Tacoma Radiological Associates, P.S., a provider of mobile x-ray, mobile EKG and mobile ultrasound services. The purchase price was $475,000 which was paid through the issuance of 15,014 shares of the Company's Common Stock.

         On August 14, 1998, the Company purchased all the assets of American Oxygen Services of Tennessee, Inc., a home respiratory care and durable medical equipment business. The purchase price was $1.98 million which was paid through the issuance of 122,122 shares of the Company's Common Stock.

         On July 24, 1998, the Company issued 11,533 shares of Common Stock to the stockholders of Magnolia Group, Inc., which was acquired in April 1998, because the average price of the 435,886 shares of Common Stock issued to the

         Magnolia stockholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of the Common Stock at the time such shares were registered for resale under the Securities Act. The number of Additional Shares is equal to the difference between (i) the number of shares determined by dividing the merger consideration of $16.0 million by the average closing price of the Common Stock on the NYSE for the 30 trading days ending on the date immediately preceding the date of the registration statement covering the resale of the Original Shares was declared effective and (ii) the number of shares determined by dividing the merger consideration of $16.0 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

         On July 24, 1998, the Company issued 61,312 shares of Common Stock to the stockholders of Downstate Lithotripter LLC, Metro/Litho L.P. and Long Island Lithotriper, LLC, which was acquired in June 1998, because the average price of the 287,662 shares of Common Stock issued to the aforementioned stockholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of the Common Stock at the time such shares were registered for resale under the Securities Act. The number of Additional Shares is equal to the difference between (i) the number of shares determined by dividing the merger consideration of $11.9 million by the average closing price of the Common Stock on the NYSE for the 30 trading days ending on the date immediately preceding the date of the registration statement covering the resale of the Original Shares was declared effective and (ii) the number of shares determined by dividing the merger consideration of $11.9 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

         On July 24, 1998, the Company issued 26,113 shares of Common Stock to the stockholders of Premiere Associates, Inc., which was acquired in June 1998, because the average price of the 706,189 shares of Common Stock issued to the Premiere stockholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of the Common Stock at the time such shares were registered for resale under the Securities Act. The number of Additional Shares is equal to the difference between (i) the number of shares determined by dividing the merger consideration of $26.8 million by the average closing price of the Common Stock on the NYSE for the 30 trading days ending on the date immediately preceding the date of the registration statement covering the resale of the Original Shares was declared effective and
         (ii) the number of shares determined by dividing the merger consideration of $26.8 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

         On July 24, 1998, the Company issued 16,935 shares of Common Stock to the stockholders of American Mobile Health Systems, Inc., which was acquired in May 1998, because the average price of the 72,699 shares of Common Stock issued to the American stockholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of the Common Stock at the time such shares were registered for resale under the Securities Act. The number of Additional Shares is equal to the difference between (i) the number of shares determined by dividing the merger consideration of $2.8 million by the average closing price of the Common Stock on the NYSE for the 30 trading days ending on the date immediately preceding the date of the registration statement covering the resale of the Original Shares was declared effective and (ii) the number of shares determined by dividing the merger consideration of $2.8 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

         The Common Stock issued by the Company in these transactions was not registered under the Securities Act of 1933, as amended, in reliance upon exemptions contained in Section 4(2) thereof. Each of the persons acquiring shares of Common Stock made representations to the effect that (i) the shares being acquired for its own account and not with a view to, or for sale in connection with, any distributions; (ii) acknowledging that the shares were restricted securities under Rule 144; (iii) that is had knowledge and experience in business matters, was capable of evaluating the merits and risks of the investment, and was able to bear the risk of loss; and (iv) had the opportunity to make inquiries of and obtain information from IHS. The Company is obligated to register the Common Stock for resale under the Securities Act of 1933, as amended.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                   27.  Financial Data Schedule

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

                                   INTEGRATED HEALTH SERVICES, INC.

                                   By: /s/ Robert N. Elkins
                                       ---------------------------------
                                       Robert N. Elkins
                                        Chief Executive Officer

                                   By: /s/ W. Bradley Bennett
                                       ---------------------------------
                                       W. Bradley Bennett
                                        Executive Vice President and
                                        Chief Accounting Officer

                                   By: /s/ C. Taylor Pickett
                                       ---------------------------------
                                       C. Taylor Pickett
                                        Executive Vice President and
                                        Chief Financial Officer

Dated:   November 13, 1998
      ---------------------------------