Form 10-K
period 1998-12-31
INTEGRATED HEALTH SERVICES INC
filed 1999-03-31
CIK 785814

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ____ to ____
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                 on which registered:
         --------------------------            ---------------------
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

     Aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates at March 22, 1999 (based on the closing sale price for such shares as reported by the New York Stock Exchange): $345,275,857.50

       Common Stock outstanding as of March 22, 1999: 52,613,464 shares.

                      Documents Incorporated by Reference:

     Portions  of  the  Registrant's  definitive  proxy  statement  for its 1999
Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

     Integrated Health Services, Inc. ("IHS" or the "Company") is one of the nation's leading providers of post-acute healthcare services. Post-acute care is the provision of a continuum of care to patients following discharge from an acute care hospital. IHS' post-acute care services and products include (i) inpatient services, including subacute care, skilled nursing facility care, contract rehabilitation and hospice services, (ii) home respiratory care, infusion and durable medical equipment, (iii) lithotripsy services and (iv) diagnostic services. The Company's post-acute care network is designed to address the fact that the cost containment measures implemented by private insurers and managed care organizations and limitations on government reimbursement of hospital costs have resulted in the discharge from hospitals of many patients who continue to require medical and rehabilitative care. IHS' post-acute healthcare system is intended to provide cost-effective continuity of care for its patients and enable payors to contract with one provider to provide all of a patient's needs following discharge from acute care hospitals. IHS' post-acute care network currently consists of over 1,700 service locations in 47 states and the District of Columbia.

     The Company's post-acute care network strategy is to provide cost-effective continuity of care for its patients, using geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative services more typically delivered in the acute care hospital setting To implement its post-acute care network strategy, IHS has focused on (i) developing market concentration for its post-acute care services in targeted states due to increasing payor consolidation and the increased preference of payors, physicians and patients for dealing with only one service provider; (ii) expanding the range of services it offers to patients directly in order to provide patients with a continuum of care throughout their recovery, to better control costs and to meet the growing desire by payors for one-stop shopping; and (iii) developing subacute care units.

     IHS presently operates 370 geriatric care facilities (285 owned or leased and 85 managed) and 17 specialty hospitals. The Company provides a wide range of basic medical and subacute care services as well as a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy in all its geriatric care facilities. The Company has over 10,000 contracts to provide services, primarily physical, occupational, speech and respiratory therapies, to skilled nursing facilities, subacute care centers, assisted living facilities, hospitals and other locations. IHS also provides mobile diagnostics such as portable x-ray and EKG to patients in geriatric care facilities and other settings, lithotripsy services on an outpatient basis, as well as diversified home respiratory care, home infusion therapy and other pharmacy-related services and products and durable medical equipment products from approximately 800 primarily non-urban locations in 44 states and the District of Columbia.

     In implementing its post-acute care network strategy, IHS focused in 1996, 1997 and 1998 on expanding its services provided to take advantage of healthcare payors' increasing focus on having healthcare provided in the lowest-cost setting possible and recent advances in medical technology which have facilitated the delivery of medical services in alternative sites. Consistent with the Company's strategy, IHS in October 1997 acquired RoTech Medical Corporation ("RoTech"), a provider of home healthcare products and services, with an emphasis on home respiratory, home medical equipment and infusion therapy, principally to patients in non-urban areas (the "RoTech Acquisition"). In October 1997, IHS also acquired (the "Coram Lithotripsy Acquisition") the lithotripsy division (the "Coram Lithotripsy Division") of Coram Healthcare Corporation ("Coram"), which provided lithotripsy services and equipment maintenance in 180 locations in 18 states, in order to expand the mobile diagnostic treatment and services it offers to patients, payors and other providers. Lithotripsy is a non-invasive technique that utilizes shock waves to disintegrate kidney stones. Following these acquisitions, the Company continued to acquire smaller companies providing home respiratory care and mobile diagnostic services. The Company is currently exploring the sale of its home respiratory, infusion and durable medical equipment business.

     IHS has also continued to expand its post-acute care network by increasing the number of facilities it operates or manages. In September 1997, IHS acquired Community Care of America, Inc. ("CCA"), which developed and operated skilled nursing facilities in medically underserved rural communities (the "CCA Acquisition"). CCA broadened IHS' post-acute care network to include more rural markets, which IHS believed would complement RoTech's business, which has also focused on non-urban locations. In addition, in December 1997, IHS acquired from HEALTHSOUTH Corporation ("HEALTHSOUTH") 139 owned, leased or managed long-term care facilities (13 of which were subsequently sold) and 12 specialty hospitals, as well as a contract therapy business having over 1,000 contracts and an institutional pharmacy business serving approximately 38,000 beds (the "Facility Acquisition").

     In 1996 and 1997 the company also focused on providing home health nursing in order to meet patients' desires to be treated at home. Consistent with this strategy, IHS in October 1996 acquired First American Health Care of Georgia, Inc. ("First American"), a provider of home health services, principally home nursing, in 21 states, primarily Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. Following the acquisition the company continued to acquire smaller companies providing home health nursing services. Prior to implementation of an interim payment system for home health nursing, IHS intended to use the home healthcare setting and the delivery franchise of the home healthcare branch and agency network to (i) deliver sophisticated care, such as skilled nursing care, home respiratory therapy and rehabilitation, outside the hospital or nursing home; (ii) serve as an entry point for patients into the IHS post-acute care network; and (iii) provide a cost-effective site for case management and patient direction.

     However, the delay in the implementation of a prospective payment system ("PPS") for Medicare home health nursing until after October 1, 2000 at the earliest and a reduction in current cost reimbursement for Medicare home health nursing pending implementation of a prospective payment system mandated in the Balanced Budget Act of 1997 ("BBA"), enacted in August 1997, adversely impacted the Company's financial performance. Accordingly, in the third quarter of 1998 the Company determined to exit the home health nursing business, and sold substantially all of this business in the first quarter of 1999.

     In 1999, the Company intends to focus primarily on ensuring that its core business is operating efficiently and profitably under PPS. The Company also intends to take advantage of attractive acquisition opportunities which it believes will occur as smaller companies have difficulty in operating successfully under PPS.

INDUSTRY BACKGROUND

     The healthcare industry has undergone several significant changes over the past 15 years, primarily in response to governmental and private payor efforts to control the cost of providing healthcare services.

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

     At the same time, the number of people over the age of 65 began to grow significantly faster than the overall population. Further, advances in medical technology have increased the life expectancies of an increasingly large number of medically complex patients, many of whom require a high degree of monitoring and specialized care and rehabilitative therapy that is generally not available outside the acute care hospital. However, the changes in government and third-party reimbursement and growth of the managed care segment of the healthcare industry, when combined with the fact that the cost of providing care to these patients in an acute care hospital is higher than in a non-acute care hospital setting, provide economic incentives for acute care hospitals and patients or their insurers to minimize the length of stay in acute care hospitals. As a result of the early discharge from hospitals of patients who are not fully recovered and still require medical care and rehabilitative therapy, IHS believes there is an increasing need for non-acute care hospital facilities which can provide the monitoring, specialized care and comprehensive rehabilitative therapy required by the growing population of subacute and medically complex patients.

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

     The BBA, enacted in August 1997, made numerous changes to the Medicare and Medicaid programs that are significantly affecting the delivery of subacute care, skilled nursing facility care and home healthcare. With respect to Medicare, the BBA provides, among other things, for a prospective payment system for skilled nursing facilities to be implemented for cost reporting periods beginning on or after July 1, 1998, a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999 (subsequently extended to October 1, 2000), a reduction in current cost reimbursement for home nursing care pending implementation of a prospective payment system, reductions in reimbursement for oxygen and oxygen equipment for home respiratory therapy and a shift of the bulk of home health coverage from Part A to Part B of Medicare. As a result, like hospitals, skilled nursing facilities and providers of subacute care and home healthcare now bear the cost risk of providing care inasmuch as they receive specified reimbursement for each treatment regardless of actual cost. With respect to Medicaid, the BBA repealed the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates and the Company believes many states are moving toward a prospective payment type system for skilled nursing facilities.

COMPANY STRATEGY

     The Company's post-acute care network strategy is to provide cost-effective continuity of care for its patients, using geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative, lithotripsy, diagnostic, respiratory and infusion services more typically delivered in the acute care hospital setting. IHS believes that the success of its post-acute care network strategy will depend in large part on its ability to control each component of the post-acute care delivery system in order to provide low-cost, high quality outcomes. The central elements of the Company's business strategy are:

     Offer Broad Range of Post-acute Care Services. IHS offers a broad range of inpatient, diagnostic, lithotripsy and home respiratory, infusion and durable medical equipment services to its patients directly in order to serve the full spectrum of patient needs following acute hospitalization. In addition to subacute care, the Company is now able to offer directly to its patients, rather than through third-party providers, home respiratory care, other homecare services, rehabilitation (physical, occupational and speech), hospice care, lithotripsy services and mobile x-ray and electrocardiogram services. As a full service provider, IHS believes that it is better able to respond to the needs of its patients and referral sources. In addition, the Company believes that by offering managed care organizations and insurance companies a single source from which to obtain a full continuum of care to patients following discharge from the acute care hospital, it will attract healthcare payors seeking to improve the management of healthcare quality as well as to reduce servicing and administrative expenses. IHS also believes that offering a broad range of services will allow it to better control certain costs, which is critical in operating successfully under Medicare's new prospective payment system and in dealing with other third-party payors.

     Provide Subacute Care. The Company's strategy is designed to take advantage of the need for early discharge of many patients from acute care hospitals by providing the monitoring and specialized care still required by these persons after discharge from acute care hospitals. IHS also intends to continue to use its geriatric care facilities to meet the increasing need for cost-efficient, comprehensive rehabilitation treatment of these patients. IHS offers specialized subacute care programs at its facilities, including complex care programs, ventilator programs, wound management programs and cardiac care programs; other programs offered include subacute rehabilitation, oncology and HIV. IHS also emphasizes the care of medically complex patients through the provision of a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy. The Company intends that its inpatient facilities be a lower cost alternative to acute care or rehabilitation hospitalization of subacute or medically complex patients.

     Concentration on Targeted Markets. The Company has implemented a strategy focused on the development of market concentration for its post-acute care services in targeted states due to increasing payor consolidation. IHS also believes that by offering its services on a concentrated basis in targeted markets, together with the vertical integration of its services, it will be better positioned to meet the needs of managed care payors. The Company now has approximately 1,700 service locations in 47 states and the District of Columbia, including 370 geriatric care facilities in 35 states (85 of which IHS manages), with 45 service locations, including 10 geriatric care facilities (eight of which IHS manages), in California, 44 service locations, including 12 geriatric care facilities (one of which IHS manages), in Colorado, 127 service locations, including 44 geriatric care facilities (16 of which IHS manages), in Florida, 38 service locations, including 10 geriatric care facilities, in Kansas, 51 service locations, including 19 geriatric care facilities (two of which IHS manages) in Louisiana, 21 service locations, including 16 geriatric care facilities in Nebraska, 36 service locations, including 14 geriatric care facilities (one of which IHS manages), in Nevada, 67 service locations, including 27 geriatric care facilities (one of which IHS manages), in New Mexico, 84 service locations, including 35 geriatric care facilities (17 of which IHS manages), in Ohio, 101 service locations, including 15 geriatric care facilities (five of which IHS manages), in Pennsylvania, and 266 service locations, including 53 geriatric care facilities (17 of which IHS manages), in Texas.

     Expansion Through Acquisition. IHS has grown substantially through the acquisition of geriatric care facilities and related service providers, and expects to continue to expand its business by acquiring additional geriatric care facilities in which to provide subacute care and rehabilitation services, by expanding the services it offers directly to its patients rather than through third-party providers and by expanding the subacute care and rehabilitation services in its existing geriatric care facilities. From January 1, 1991 to date, IHS has increased the number of geriatric care facilities it owns or leases from 25 to 285 and has increased the number of facilities it manages from 18 to 85. In addition, the Company now offers certain related services, such as home respiratory, infusion and durable medical equipment, rehabilitation, lithotripsy, x-ray and electrocardiogram, directly to its patients rather than relying on third-party providers. Although expansion through acquisitions is part of the Company's long-term strategy, during 1999 the Company's primary focus will be making sure its existing operations are operating efficiently and profitably under PPS before once again focusing on acquiring additional facilities and service companies. See "-- Cautionary Statements -- Risks Associated with Growth Through Acquisitions and Internal Development."

INPATIENT SERVICES

     Inpatient services is the largest source of revenue for the Company. IHS operates 370 geriatric care facilities (285 owned or leased and 85 managed) and 17 specialty hospitals. Inpatient services also include a wide array of rehabilitative therapies.

     IHS provides a wide range of basic medical services at its geriatric care facilities which are licensed as skilled care nursing homes. Services provided to all patients include required nursing care, room and board, special diets, and other services which may be specified by a patient's physician who directs the admission, treatment and discharge of the patient.

     IHS offers specialized subacute care programs at its facilities, including complex care programs, ventilator programs, wound management programs and cardiac care programs; other programs offered include subacute rehabilitation, oncology and HIV. IHS initially focused on the provision of subacute care through Medical Specialty Units ("MSUs"), which were typically 20 to 75 bed specialty units with physical identities, specialized medical technology and staffs separate from the geriatric care facilities in which they were located. Because of the high level of specialized care provided, the Company's MSUs generated substantially higher net revenue and operating profit per patient day than traditional geriatric care facilities. While IHS continues to focus on the provision of subacute care, it is no longer focusing on providing such care through its MSUs.

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

     Rehabilitation

     IHS provides a comprehensive array of rehabilitative services for patients at all of its geriatric care facilities in order to enable those persons to return home. These services include respiratory therapy with licensed respiratory therapists, physical therapy with a particular emphasis on programs for the elderly, speech therapy, particularly for the elderly recovering from cerebral vascular disorders, occupational therapy, and physiatric care. Rehabilitation services are instrumental in lowering the overall cost of care by reducing the length of a patient's stay and improving a patient's quality of life. A portion of the rehabilitative service hours are provided by independent contractors. In order to reduce the number of rehabilitative services hours provided by independent contractors, IHS began in late 1993 to acquire companies which provide physical, occupational and speech therapy to healthcare facilities.

     The Company also offers a rehabilitation program to stroke victims and persons who have undergone hip replacement.

     The Company also offers rehabilitation services to skilled nursing facilities not operated or managed by the Company as well as subacute care centers, assisted living facilities and other locations. IHS believes that by offering a comprehensive array of rehabilitative services through one provider, skilled nursing facilities can provide quality patient care more efficiently and cost-effectively. The Company believes that demand for a single provider for a comprehensive array of rehabilitative services will increase as a result of the prospective payment system being implemented under the BBA, which provides for a fixed payment for these services.

     With the implementation of PPS, with its fee schedule and beneficiary therapy caps for rehabilitation services, the Company has experienced reduced demand for, and reduced operating margins from, the rehabilitation services it provides to third parties because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services. Beginning in the fourth quarter of 1998, the Company has focused on reducing its cost of providing rehabilitation services by reducing staff and changing the method of compensating its remaining therapists.

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

     Management and Other Services

     The Company manages geriatric care facilities under contract for others to capitalize on its specialized care programs without making the capital outlay generally required to acquire and renovate a facility. IHS currently manages 85 geriatric care facilities with 11,264 licensed beds. IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's expense. The facility owner is also obligated to pay for all required capital expenditures. The Company manages these facilities in the same manner as the facilities it owns or leases, and provides the same geriatric care services as are provided in its owned or leased facilities. Contract acquisition costs for legal and other direct costs incurred to acquire long-term management contracts are capitalized and amortized over the term of the related contract.

     IHS receives a management fee for its services which generally is equal to 4% to 8% of gross revenues of the geriatric care facility. Certain management agreements also provide the Company with an incentive fee based on the amount of the facility's operating income which exceeds stipulated amounts. Management fee revenues are recognized when earned and billed generally on a monthly basis. Incentive fees are recognized when operating results of managed facilities exceed amounts required for incentive fees in accordance with the terms of the management agreements. The management agreements generally have an initial term of ten years, with IHS having a right to renew in most cases. The management agreements expire at various times between March 2000 and January 2012 although all can be terminated earlier under certain circumstances. The Company generally has a right of first refusal in respect of the sale of each managed facility. IHS believes that by implementing its specialized care programs and services in these facilities, it will be able to increase significantly the operating income of these facilities and thereby increase the management fees the Company will receive for managing these facilities.

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

     IHS currently owns a controlling interest in 11 lithotripsy partnerships as well as five wholly-owned lithotripsy partnerships and a wholly-owned lithotripter maintenance company. The Company's lithotripsy businesses currently consist of an aggregate of 44 lithotripsy machines that provide services in 166 locations in 17 states. The other owners of the partnerships are primarily physicians, many of whom utilize the partnership's equipment to treat their patients. Twenty of the 44 lithotripsy machines are stationary and located at hospitals or ambulatory surgery centers, while the other 24 machines are mobile, allowing them to be moved in order to meet patient needs and market demands. IHS' lithotripsy businesses typically lease the machine on a per procedure basis to a hospital, ambulatory surgery center or other facility providing care to the patient. In some cases, the lithotripsy businesses bill the patient directly for the use of the partnership's machine. The Company also provides maintenance services to its own and third-party equipment.

     The Company's agreements with its lithotripsy physician partners contemplate that IHS will acquire the remaining interest in each partnership at a defined price in the event that legislation is passed or regulations are adopted that would prevent the physician from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. While current interpretations of existing law are subject to considerable uncertainty, IHS believes that its partnership arrangements with physicians in its lithotripsy business are in compliance with current law. If, however, the Company were required to acquire the minority interest of its physician partners in each of its lithotripsy partnerships, the cost in aggregate would not be material to IHS.

     In 1993, the Health Care Financing Administration ("HCFA") released a proposed rule defining the rate at which ambulatory surgery centers and certain hospitals would be reimbursed for the technical component of a lithotripsy procedure. This proposed rule has not been finalized. IHS cannot predict what the final rate for such reimbursement will be or what effect, if any, the adoption of this proposed rule would have on lithotripsy revenue and whether this decreased reimbursement rate will be applied to lithotripsy procedures performed at hospitals, where a majority of IHS' lithotripsy machines are currently utilized.

MOBILE DIAGNOSTIC SERVICES

     The Company provides on-call mobile x-ray and electrocardiogram services, both to its own facilities as well as to facilities operated by others. These services are provided year round to over 9,100 facilities. In providing its services the Company utilizes sophisticated computer equipment to transmit digitized x-ray images from the field directly to the radiologist. The technology allows a facility requesting a x-ray to receive written results of the diagnostic test within one hour of the patient test. The predominant market of the Company's diagnostic services include patients in long term care facilities, including subacute and board and care type facilities. In addition, services are provided in home health settings, correctional institutions and agencies, psychiatric hospitals, industrial sites, dialysis centers and public tuberculosis screening programs.

HOME RESPIRATORY, INFUSION AND DURABLE MEDICAL EQUIPMENT

     IHS currently provides home respiratory, infusion and durable medical equipment services from 808 locations in 44 states and the District of Columbia, primarily in the respiratory and infusion therapy segments of the home healthcare market.

     Respiratory Therapy

     Respiratory therapy, which is the largest segment of the Company's homecare services, is provided primarily to older patients with chronic lung diseases (such as chronic obstructive pulmonary disease, asthma and cystic fibrosis) or reduced respiratory function. The Company's home respiratory care product line includes oxygen concentrators, portable liquid oxygen systems, nebulizers and ventilator care. Oxygen concentrators extract oxygen from room air and generally provide the least expensive supply of oxygen for patients who require a continuous supply of oxygen, are not ambulatory and who do not require excessive flow rates. Liquid oxygen systems store oxygen under pressure in a liquid form. The liquid oxygen is stored in a stationary unit that can be easily refilled at the patient's home and can be used to fill a portable device that permits greatly enhanced patient mobility. Nebulizers are devices which aerosolize medications, allowing them to be inhaled directly into the patient's lungs. Ventilator therapy is used for the individual that suffers from respiratory failure by mechanically assisting the individual to breathe. The Company provides technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff under the direction of physicians.

     Infusion Therapy

     Infusion therapy, the second largest home healthcare market, involves the intravenous administration of anti-infective, biotherapy, chemotherapy, pain management, nutrition and other therapies. Infusion therapy generally requires patient training, specialized equipment and periodic monitoring by skilled nurses. Technological advances such as programmable pumps that control frequency and intensity of delivery are increasing the percentage of infections and diseases that are treatable in the home; previously these infections and diseases generally required patients to be hospitalized. The Company focuses on providing home infusion therapy to patients prior to or in lieu of hospitalization, which generally offers significant cost savings and preferable logistics for patients, their families and caregivers over hospital-based treatments. Home infusion therapy is more skilled-labor-intensive than other home healthcare segments.

     Home Medical Equipment

     Home medical equipment consists of the sale or rental of medical equipment such as specialized beds, wheelchairs, walkers, rehabilitation equipment and other patient aids.

DISCONTINUED OPERATIONS

     Home nursing, is the largest, the most labor-intensive and generally the least profitable segment of the home healthcare market. IHS exited this business in late 1998. Home nursing services provided by IHS ranged from skilled care provided by registered and other nurses, typically for those recently dis-charged from hospitals, to unskilled services delivered by home health aides for those needing help with the activities of daily living. Home nursing also included physical, occupational and speech therapy, as well as social worker services. Although IHS substantially expanded its home nursing services through acquisitions in 1996 and 1997, the delay in implementation of a prospective payment system for Medicare home nursing until after October 1, 2000 and a reduction in current cost reimbursement adversely affected the Company's financial performance and resulted in the Company's decision in the third quarter of 1998 to exit the home health nursing business. See "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History."

QUALITY ASSURANCE

     The Company has developed a comprehensive Quality Assurance Program to verify that high standards of care are maintained at each facility operated or managed by IHS. The Company requires that its facilities meet standards of care more rigorous than those required by Federal and state law. Under the Company's Quality Assurance Program standards for delivery of care are set and the care and services provided by each facility are evaluated to insure they meet IHS' standards. A quality assurance team evaluates each facility bi-annually, reporting directly to IHS' Chief Executive Officer, as well as to the administrator of each facility. Facility administrator bonuses are dependent in part upon their facility's evaluation. The Company also maintains an 800 number, called the "In-Touch Line," which is prominently displayed above telephones in each facility and placed in patients' bills. Patients and staff are encouraged to call this number if they have any problem with nursing or administrative personnel which cannot be resolved quickly at the facility level. This program provides IHS with an early-warning of problems which may be developing at the facility.

     IHS has also developed a specialized Quality Assurance Program for its subacute care programs. IHS has begun a program to obtain accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") for each of its facilities. At March 1, 1999, 112 of the Company's facilities had been fully accredited by the JCAHO.

OPERATIONS

     The day-to-day operations of each facility are managed by an on-site state licensed administrator and an on-site business office manager monitors the financial operations of each facility. The administrator of each facility is supported by other professional personnel, including the facility's medical director, social workers, dietician and recreation staff. Nursing departments in each facility are under the supervision of a director of nursing who is state-registered. The nursing staffs are composed of registered nurses and licensed practical nurses as well as nursing assistants.

     The Company's home respiratory, infusion and durable medical equipment businesses are conducted through approximately 800 branches which are managed through two geographic area offices. The area office provides each of its branches with key management direction and support services. IHS' organizational structure is designed to create operating efficiencies associated with certain centralized services and purchasing while also promoting local decision making.

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

SOURCES OF REVENUE

     IHS receives payments for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which certain of its facilities are located under Medicaid. The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of IHS' patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. Historically, the Company derived higher revenue from providing specialized medical services than routine inpatient care. Generally, private pay patients are the most profitable and Medicaid patients are the least profitable. IHS also contracts with private payors, including health maintenance organizations and other managed care organizations, to provide certain healthcare services to patients for a set per diem payment for each patient. There can be no assurance that the rates paid to IHS by these payors will be adequate to cover the cost of providing services to covered beneficiaries. The BBA makes numerous changes to the Medicare and Medicaid programs which will significantly impact the Company.

     During the years ended December 31, 1996, 1997 and 1998, IHS derived approximately $442.70 million, $735.89 million and $1.60 billion, respectively, or 38%, 54% and 54%, respectively, of its patient revenues from private pay sources and approximately $719.76 million, $629.02 million and $1.34 billion, respectively, or 62%, 46% and 46%, respectively, of its patient revenues from government reimbursement programs, after giving effect to the discontinuance of its home health nursing business, which was primarily covered by government reimbursement programs. Patient revenues from government reimbursement programs during these periods consisted of approximately $466.20 million, $331.46 million and $616.52 million, or 40%, 24% and 21% of total patient revenues, respectively, from Medicare and approximately $253.55 million, $297.56 million and $723.42 million, respectively, or 22%, 22% and 25% of total patient revenues, respectively, from Medicaid, after giving effect to the discontinuance of its home health nursing business. The increase in the percentage of revenue from government reimbursement programs is due to the higher level of Medicare and Medicaid patients in the facilities acquired in the Facility Acquisition in December 1997 and the higher level of such patients serviced by the respiratory therapy, rehabilitative therapy, home healthcare and mobile diagnostic companies acquired beginning in 1994.

     Until the implementation of the prospective payment system, which will be complete for IHS' facilities on June 1, 1999, Medicare reimburses the skilled nursing facility based on a reasonable cost standard. With certain exceptions, payment for skilled nursing facility services is made prospectively, with each facility receiving an interim payment during the year for its expected reimbursable costs. The interim payment is later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility is also subject to limits on reimbursement for routine costs. Exceptions to these limits are available for, among other things, the provision of atypical services. The Company's cost of care for its subacute care patients generally exceeds regional reimbursement limits established under Medicare, and IHS submits waiver requests to recover these excess costs. The Company's final rates approved by HCFA represent approximately 94% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that IHS will be able to recover its excess costs under any waiver requests which are relating to periods prior to the implementation of PPS.

     The BBA mandates the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facility services, under which facilities will be paid a fixed fee for virtually all covered services. PPS will be phased in over a four-year period, effective January 1, 1999 for IHS' owned and leased skilled nursing facilities other than the facilities acquired in the Facility Acquisition, which facilities will become subject to PPS on June 1, 1999. Prospective payment for facilities managed by IHS will be effective for each facility at the beginning of its first cost reporting period on or after July 1, 1998. During the first three years, payments will be based on a blend of the facility's historical costs and federal costs. Thereafter, the per diem rates will be based 100% on federal costs. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate will cover (i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services currently covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs. The Company's ability to offer the ancillary services required by higher acuity patients, such as those in its subacute care programs, in a cost-effective manner will be critical to the Company's success and will affect the profitability of the Company's Medicare patients. There can be no assurance that PPS will not have a material adverse impact on IHS' results of operations or financial condition.

     Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to qualifying needy individuals. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits. The BBA also contains changes to the Medicaid program, the most significant of which is the repeal of the Boren Amendment. The Boren Amendment required state Medicaid programs to pay rates that are reasonable and adequate to meet the costs that must be incurred by a nursing facility in order to provide care and services in compliance with applicable standards. By repealing the Boren Amendment, the BBA eases the impediments on the states' ability to reduce their Medicaid reimbursement for such services and, as a result, states now have considerable flexibility in establishing payment rates. Texas has now adopted a case-mix prospective payment system similar to the Medicare PPS, and the Company expects additional states will move in this direction. IHS is unable to predict what effect such changes will have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

     Medicare covers and pays for rehabilitation therapy services furnished in facilities in various ways. For rehabilitation services provided directly, specific guide lines exist for evaluating the reasonable cost of physical therapy, occupational therapy and speech language pathology services. Medicare applies salary equivalency guidelines in determining the reasonable cost of physical therapy and respiratory services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Until April 1, 1998, Medicare paid for occupational therapy and speech language pathology services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. IHS' gross margins for services reimbursed under the salary equivalency guidelines are significantly less than services reimbursed under the "prudent buyer" rule.

     In January 1998, HCFA issued rules applying salary equivalency limits to certain speech and occupational therapy services and revised existing physical and respiratory therapy limits. The new limits are effective for services provided on or after April 1, 1998. The revised guidelines will be in effect until nursing facilities transition to PPS. Under PPS, the reimbursement for these services provided to nursing facility patients will be a component of the total reimbursement to the nursing facility allowed per patient and the salary equivalency guidelines will no longer be applicable. Medicare will pay the skilled nursing facility directly for all rehabilitation services and the outside suppliers of such services to residents of the skilled nursing facility must collect payment from the skilled nursing facility. Effective January 1, 1999 a per provider limit of $1,500 applies to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services). Additionally, effective January 1, 1999, Medicare Part B therapy services are no longer being reimbursed on a cost basis; rather, payment for each service provided is based on fee screen schedules published in November 1998. As a result of the implementation of PPS, the Company has to date experienced a substantial reduction in demand for, and reduced operating margins from, therapy services it provides to third parties, because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services. There can be no assurance that these fee schedules or caps will not have a material adverse effect on the Company.

     The Medicare program reimburses IHS' home respiratory care, infusion and durable medical equipment services under a charge-based system, pursuant to which the Company receives either a fixed fee for a specific service or product or a fixed per diem amount for providing certain services. The BBA reduced Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998 to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999 and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997. The BBA freezes the Consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1998 through 2002 while limiting fees for parenteral and enteral nutrients, supplies and equipment to 1995 reasonable charge levels over the same period. The BBA reduces payment amounts for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002. The BBA authorizes the Department of Health and Human Services ("HHS") to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The BBA also includes provisions designed to reduce healthcare fraud and abuse, including a surety bond requirement for durable medical equipment providers.

     The Medicare program reimbursed the Company's home nursing services on a cost-based system, under which IHS was reimbursed at the lowest of IHS' reimbursable costs (based on Medicare regulations), cost limits established by HCFA or IHS' charges. The BBA reduced current cost reimbursement for home nursing care pending implementation of a prospective payment system, which the BBA mandated be implemented for cost reporting periods beginning on or after October 1, 1999 (which date was subsequently extended to October 1, 2000). This postponement of implementation of a prospective payment system for home nursing and the reduction in cost reimbursement resulted in IHS' decision to exit the home nursing business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company expects that both private third party and governmental payors will continue to undertake cost containment measures designed to limit payments made to healthcare providers such as IHS. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to facilities managed and operated by IHS. There can be no assurance that payments under governmental and third-party private payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the operating and fixed costs allocable to patients participating in such programs. In addition, there can be no assurance that facilities owned, leased or managed by IHS now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the Federal and state budget deficits, there have been, and IHS expects that there will continue to be, a number of additional proposals to limit Medicare and Medicaid reimbursement for healthcare services. The Company cannot at this time predict whether this legislation or any other legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on IHS. See "-- Government Regulation" and "-- Cautionary Statements -- Risk of Adverse Effect of Healthcare Reform."

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

     Most states in which IHS operates have statutes which require that prior to the addition or construction of new beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company must obtain a certificate of need ("CON") which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The CON process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and facilities. These state determinations of need or CON programs are designed to comply with certain minimum Federal standards and to enable states to participate in certain Federal and state health-related programs. Elimination or relaxation of CON requirements may result in increased competition in such states and may also result in increased expansion possibilities in such states. Of the states in which the Company operates, the following require CONs for the facilities that are owned, operated or managed by
IHS: Alabama, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Virginia, Washington, West Virginia and Wisconsin.

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

     IHS' geriatric care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. State and local agencies survey all geriatric care centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Regulations adopted by HCFA effective July 1, 1995 require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements will be considered deficiencies, but a facility may have deficiencies and be in substantial compliance with the regulations. The regulations identify alternative remedies (meaning remedies other than termination of a facility from the Medicare or Medicaid programs) against facilities and specify the categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil money penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training.

     IHS endeavors to maintain and operate its facilities in compliance with all such standards and conditions. However, in the ordinary course of its business the Company's facilities receive notices of deficiencies for failure to comply with various regulatory requirements. Generally, the facility and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs, and, in extreme circumstances, revocation of a facility's license. These adverse actions may adversely affect the ability of the facility to operate or to provide certain services and its eligibility to participate in the Medicare or Medicaid programs. In addition, such adverse actions may adversely affect other facilities operated by IHS. There can be no assurance that the Company will be able to maintain compliance with all regulatory requirements or that it will not be required to expend significant amounts to do so.

     The operations of the Company's home healthcare branches are subject to numerous Federal and state laws governing pharmacies, nursing services, therapy services and certain types of home health agency activities. Certain of IHS' employees are subject to state laws and regulations governing the professional practice of respiratory therapy, physical, occupational and speech therapies, pharmacy and nursing. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's home healthcare business and could prevent the branch involved from offering products and services to patients. Generally, IHS is required to be licensed as a home health agency in those states in which it provides traditional home health or home nursing services. IHS' ability to expand its home healthcare services will depend upon its ability to obtain licensure as a home health agency, which may be restricted by state CON laws.

     Various federal and state laws regulate the relationship between providers of healthcare services and physicians or others able to refer medical services, including employment or service contracts, leases and investment relationships. These laws include the fraud and abuse provisions of Medicare and Medicaid and similar state statutes (the "Fraud and Abuse Laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and from state programs containing similar provisions relating to referrals of privately insured patients. HHS and other federal agencies have interpreted these provisions broadly to include the payment of anything of value to influence the referral of Medicare or Medicaid business. HHS has issued regulations which set forth certain "safe harbors," representing business relationships and payments that can safely be undertaken without violation of the Fraud and Abuse Laws. In addition, certain Federal and state requirements generally prohibit certain providers from referring patients to certain types of entities in which such provider has an ownership or investment interest or with which such provider has a compensation arrangement, unless an exception is available. The Company considers all applicable laws in planning marketing activities and exercises care in an effort to structure its arrangements with healthcare providers to comply with these laws. However, there can be no assurance that all of IHS' existing or future arrangements will withstand scrutiny under the Fraud and Abuse Laws, safe harbor regulations or other state or federal legislation or regulations, nor can IHS predict the effect of such rules and regulations on these arrangements in particular or on IHS' operations in general.

     The Health Insurance Portability and Accountability Act of 1996 granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. The BBA also includes numerous health fraud provisions, including new civil money penalties for contracting with an excluded provider, and new surety bond and information disclosure requirements for certain providers and suppliers including home health agencies.

     In 1995, a major anti-fraud demonstration project, "Operation Restore Trust," was announced by the OIG. A primary purpose for the project was to scrutinize the activities of healthcare providers which are reimbursed under the Medicare and Medicaid programs. Investigative efforts focused on skilled nursing facilities, home health and hospice agencies and durable medical equipment suppliers, as well as several other types of healthcare services. Operation Restore Trust originally focused on California, Florida, Illinois, New York and Texas, but has now been expanded to all states. This effort is focused on problems with claims for services not rendered or not provided as claimed and claims falsified to circumvent coverage limitations on medical supplies. IHS expects these types of efforts to continue.

     False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. In addition to qui tam actions brought by private parties, the Company believes that governmental enforcement activities have increased at both the federal and state levels. If it were found that any of the Company's practices failed to comply with any of the anti-fraud provisions discussed in the paragraphs above, the Company could be materially adversely affected.

     Management is unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on the Company. There can be no assurances that such laws will ultimately be interpreted in a manner consistent with the Company's practices.

     President Clinton has announced initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. On July 21, 1998, the President directed HCFA to ensure that states take tougher enforcement measures in surveying skilled nursing facilities, including the onsite imposition of fines without grace periods, the imposition of fines per violation rather than per day of noncompliance, and increased review of facilities' systems to prevent resident neglect and abuse. On December 7, 1998, the President announced that the Administration would continue its crackdown on providers who commit Medicare program fraud by empowering specialized contractors to track down Medicare scams and program waste, and by requiring providers to report evidence of fraud so patterns of fraud can be identified early and stopped. HCFA is to develop a comprehensive plan to fight waste, fraud and abuse in the Medicare program, and to report to the President in early 1999.

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

COMPETITION

     The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. IHS competes on a local and regional basis with other providers on the basis of the breadth and quality of its services, the quality of its facilities and, to a limited extent, price. The Company also competes with other providers in the acquisition and development of additional facilities and service providers. IHS' current and potential competitors include national, regional and local operators of geriatric care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, retirement centers and similar institutions, many of which have significantly greater financial and other resources than IHS. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to IHS. New service introductions and enhancements, acquisitions, continued industry consolidation and the development of strategic relationships by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's services or intense price competition, or make IHS' services noncompetitive. Further, technological advances in drug delivery systems and the development of new medical treatments that cure certain complex diseases or reduce the need for healthcare services could adversely impact the business of IHS. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. IHS also competes with various healthcare providers with respect to attracting and retaining qualified management and other personnel. Any significant failure by IHS to attract and retain qualified employees could have a material adverse effect on its business, results of operations and financial condition.

     The inpatient facilities operated and managed by IHS primarily compete on a local and regional basis with other skilled care providers. The Company's inpatient facilities primarily compete on a local basis with acute care and long-term care hospitals. In addition, some skilled nursing facilities have developed units which provide a greater level of care than the care traditionally provided by nursing homes. The degree of success with which IHS' facilities compete varies from location to location and depends on a number of factors. The Company believes that the specialized services and care provided, the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. In light of these factors, IHS seeks to meet competition in each locality by improving the appearances of, and the quality and types of services provided at, its facilities, establishing a reputation within the local medical communities for providing competent care services, and by responding appropriately to regional variations in demographics and tastes. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. Because IHS' facilities compete primarily on a local and regional basis rather than a national basis, the competitive position of IHS varies from facility to facility depending upon the types of services and quality of care provided by facilities with which each of IHS' facilities compete, the reputation of the facilities with which each of IHS' facilities compete, and, with respect to private pay patients, the cost of care at facilities with which each of IHS' facilities compete.

     The home respiratory care, infusion and durable medical equipment market is highly competitive and is divided among a large number of providers, some of which are national providers but most of which are either regional or local providers. IHS believes that the primary competitive factors are availability of personnel, the price of the services and quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services.

EMPLOYEES

     As of March 15, 1999, IHS had approximately 84,000 full-time and regular part-time employees. Full-time and regular part-time service and maintenance employees at 60 facilities, totaling approximately 4,230 employees, are covered by collective bargaining agreements. IHS' corporate staff consisted of approximately 1,500 people at such date. The Company believes its relations with its employees are good.

     IHS seeks the highest quality of professional staff within each market. Competition in the recruitment of personnel in the health care industry is intense, particularly with respect to nurses. Many areas are already facing nursing shortages, and it is expected that the shortages will increase in the future. Although the Company has, to date, been successful in hiring and retaining nurses and rehabilitation professionals, IHS in the future may experience difficulty in hiring and retaining nurses and rehabilitation professionals. The Company believes that its future success will depend in large part upon its continued ability to hire and retain qualified personnel.

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

                             CAUTIONARY STATEMENTS

     This Annual Report on Form 10-K contains, and from time to time the Company may disseminate materials and make statements which may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the following:

     Risks Related to Substantial Indebtedness. The Company's indebtedness is substantial in relation to its stockholders' equity. At December 31, 1998, IHS' total long-term debt, including current portion, accounted for 71.7% of its total capitalization. IHS also has significant lease obligations with respect to the facilities operated pursuant to long-term leases, which aggregated approximately $878.0 million at December 31, 1998. For the year ended December 31, 1998 the Company's rent expense was $126.2 million. In addition, IHS is obligated to pay an additional $155 million in respect of the acquisition of First American Health Care of Georgia, Inc., a provider of home health services, principally home nursing, during 2000 to 2004, of which $122.1 million (representing the present value thereof) has been recorded at December 31, 1998. The Company sold its home health nursing business in February 1999. The
Company's strategy of growing through acquisitions may require additional borrowings in order to finance working capital, capital expenditures and the purchase price of any acquisitions.

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

     In March 1999, Standard & Poors ("S&P") lowered the Company's corporate credit and bank loan ratings from B+ to B- and subordinated debt rating from B-to CCC. S&P stated that it took this action in light of the Company's high debt leverage and the impact of PPS. IHS' debt remains on CreditWatch with negative implications.

     Risks Related to Prospective Payment System. The BBA, enacted in August 1997, made numerous changes to the Medicare and Medicaid programs that are significantly affecting the Company's operations. The BBA provides for the phase-in of a PPS for skilled nursing facilities over a four year period effective January 1, 1999 for IHS owned and leased facilities other than the facilities acquired in the Facility Acquisition, which facilities will become subject to PPS on June 1, 1999. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs, as well as substantially all items and services, such as rehabilitation therapy, furnished during a covered stay for which reimbursement was formerly made separately under Medicare. During the first three years of the phase-in, reimbursement will be based on a blend of the facility's historical costs and federal costs. Thereafter, the per diem rates will be based 100% on federal costs. It is unclear what the impact of PPS will be on IHS. There can be no assurance that the imposition of PPS will not have a material adverse effect on the results of operations and financial condition of IHS. To date, the implementation of PPS has resulted in reduced demand for, and reduced operating margins from, the rehabilitation services it provides to third parties because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services.

     The profitability of IHS inpatient services segment will be significantly affected by the federally established per diem rate and IHS' cost of providing care. There can be no assurance that the per diem rate will cover IHS' cost of providing care, particularly with respect to higher acuity patients. As a result, there can be no assurance that IHS' financial condition and results of operations will not be materially and adversely affected.

     The BBA also reduced significantly Medicare payment amounts for oxygen and oxygen equipment, and froze fees for durable medical equipment and certain infusion levels. There can be no assurance that these fees will cover IHS' cost of providing such services. As a result, there can be no assurance that IHS' financial condition and results of operations will not be materially and adversely affected.

     Risks Associated with Growth Through Acquisitions and Internal Development. IHS' growth strategy involves growth through acquisitions and internal development and, as a result, IHS is subject to various risks associated with this growth strategy. The Company's planned expansion and growth require that the Company expand its home respiratory, infusion and durable medical equipment services through the acquisition of additional providers and that the Company acquire, or establish relationships with, third parties which provide post-acute care services not currently provided by the Company and that the Company acquire, lease or acquire the right to manage for others additional facilities. Such expansion and growth will depend on the Company's ability to create demand for its post-acute care programs, the availability of suitable acquisition, lease or management candidates and the Company's ability to finance such acquisitions and growth. The successful implementation of the Company's post-acute healthcare system will depend on the Company's ability to expand the amount of post-acute care services it offers directly to its patients rather than through third-party providers. There can be no assurance that suitable acquisition candidates will be located, that acquisitions can be consummated, that acquired facilities and companies can be successfully integrated into the Company's operations, or that the Company's post-acute healthcare system, including the capitation of rates, can be successfully implemented. The post-acute care market is highly competitive, and the Company faces substantial competition from hospitals, subacute care providers, rehabilitation providers and home healthcare providers, including competition for acquisitions. The Company anticipates that competition for acquisition opportunities will intensify due to the ongoing consolidation in the healthcare industry. See "-- Competition."

     The successful integration of acquired businesses is important to the Company's future financial performance. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions will require substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have a material adverse effect on the Company's operations and financial results. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that there will not be substantial costs associated with such activities or that there will not be other material adverse effects of these integration efforts. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have a material adverse effect on the Company's operations and financial results. There can be no assurance that the Company will realize any of the anticipated benefits from its acquisitions. The acquisition of service companies that are not profitable, or the acquisition of new facilities that result in significant integration costs and inefficiencies, could also adversely affect the Company's profitability.

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

     Risks Related to Capital Requirements. IHS' growth strategy requires substantial capital for the acquisition of additional service providers and geriatric care facilities. The effective integration, operation and expansion of the existing businesses will also require substantial capital. The Company expects to finance new acquisitions from a combination of funds from operations, borrowings under its bank credit facility and the issuance of debt and equity securities. IHS may raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times as management deems appropriate and the market allows. Any of such financings could result in dilution of existing equity positions, increased interest and amortization expense or decreased income to fund future expansion. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing businesses and operations can be obtained. The Company's bank credit facility limits the Company's ability to make acquisitions, and certain of the indentures under which the Company's outstanding senior subordinated debt securities were issued limit the Company's ability to incur additional indebtedness unless certain financial tests are met. See "-- Risks Related to Substantial Indebtedness."

     Reliance on  Reimbursement  by Third  Party  Payors.  The Company  receives payment for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which it operates under Medicaid. The healthcare industry is experiencing a trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, has resulted in reduced rates of reimbursement for services provided by IHS, which has adversely affected, and may continue to adversely affect, IHS' margins, particularly in its inpatient facilities. Aspects of certain healthcare reform proposals, such as cutbacks in the Medicare and Medicaid programs, reductions in Medicare reimbursement rates and/or limitations on reimbursement rate increases, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company. The BBA makes numerous changes to the Medicare and Medicaid programs which will significantly impact the Company. There can be no assurance that adequate reimbursement levels will continue to be available for services to be provided by IHS which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the Company's results of operations and financial condition. See "-- Risk of Adverse Effect of Healthcare Reform." During the years ended December 31, 1996, 1997 and 1998, the Company derived approximately 62%, 46% and 46%, respectively, of its patient revenues from Medicare and Medicaid.

     The sources and amounts of the Company's patient revenues derived from the operation of its geriatric care facilities are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. IHS also contracts with private payors, including health maintenance organizations and other managed care organizations, to pro-vide certain healthcare services to patient's for a set per diem payment for each patient. There can be no assurance that the rates paid to IHS by those payors will be adequate to cover the cost of providing services to covered beneficiaries.

     Managed care organizations and other third party payors have continued to consolidate to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are provided by a small number of managed care organizations and third party payors. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate IHS as a preferred provider and/or engage IHS' competitors as a preferred or exclusive provider, the business of IHS could be materially adversely affected. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial costs through prepaid capitation.

     Risk of Adverse Effect of Healthcare Reform. In addition to extensive existing government healthcare regulation, in recent years a number of laws have been enacted which have effected major changes in the healthcare system, both nationally and at the state level. The BBA makes numerous changes to the Medicare and Medicaid programs which will significantly impact the Company. The BBA provides, among other things, for a prospective payment system for skilled nursing facilities to be implemented for cost reporting periods beginning on or after July 1, 1998, a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999 (subsequently delayed to October 1, 2000), a reduction in current cost reimbursement for home nursing care pending implementation of a prospective payment system, reductions (effective January 1, 1998) in Medicare reimbursement for oxygen and oxygen equipment for home respiratory therapy and a shift of the bulk of home health coverage from Part A to Part B of Medicare. The BBA also instituted consolidated billing for skilled nursing facility services, under which payments for non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement or under any other contracting or consulting arrangement, effective for items or services furnished on or after July 1, 1997. The inability of IHS to provide inpatient services and/or home respiratory, infusion and durable medical equipment services at a cost below the established Medicare fee schedule could have a material adverse effect on IHS' home healthcare operations, post-acute care network and business generally. IHS expects that there will continue to be numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including proposals that will further limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals will have on IHS' business. See "-- Reliance on Reimbursement by Third Party Payors." There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company or that payments under governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in healthcare and related industries, including the Company, and may similarly affect the price of the Company's securities in the future. See "-- Uncertainty of Government Regulation."

     Under the new prospective payment system for Medicare reimbursement to skilled nursing facilities, facilities will receive a pre-established daily rate for each individual Medicare beneficiary being cared for, based on the activity level of the patient. The pre-established daily rate will cover all routine, ancillary and capital costs. It is anticipated that this prospective payment system will be phased in over four years on a blended rate of the facility-specific costs and the new federal per diem. The blended rate for the first year of transition will take 75% of the facility-specific per diem rate and 25% of the federal per diem rate. In each subsequent transition year, the facility-specific per diem rate component will decrease by 25% and the federal per diem rate component will increase by 25%, ultimately resulting in a rate based 100% upon the federal per diem. The facility-specific per diem rate is based upon the facility's 1995 cost report for routine, ancillary and capital services, updated using a skilled nursing market basket index. The federal per diem is calculated by the weighted average of each facility's standardized costs, based upon the historical national average per diem for freestanding facilities. Prospective payment began January 1, 1999 for IHS' owned and leased skilled nursing facilities other than the facilities acquired from HEALTHSOUTH, which facilities will become subject to prospective payment on June 1, 1999. Prospective payment for skilled nursing facilities managed by IHS becomes effective for each facility at the beginning of its first cost reporting period beginning on or after July 1, 1998. The new prospective payment system will also cover ancillary service provided to patients at skilled nursing facilities.

     With respect to Medicaid, the BBA repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates, and the Company believes many states will move towards a prospective payment type system similar to PPS.

     While the Company has prepared certain estimates of the impact of PPS, it is not possible to fully quantify the effect of the recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on the Company's business. Accordingly, there can be no assurance that the impact of PPS will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely effect the business of the Company.

     The Company anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare programs will not have an adverse effect on the operations of IHS.

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

     In the ordinary course of its business the Company's facilities receive notices of deficiencies for failure to comply with various regulatory requirements. Generally, the facility and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs, and, in extreme circumstances, revocation of a facility's license. These adverse actions may adversely affect the ability of the facility to operate or to provide certain services and its eligibility to participate in the Medicare or Medicaid programs. In addition, such adverse actions may adversely affect other facilities operated by IHS. There can be no assurance that the Company will be able to maintain compliance with all regulatory requirements or that it will not be required to expend significant amounts to do so.

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

     In 1995, a major anti-fraud demonstration project, "Operation Restore Trust," was announced by the OIG. A primary purpose for the project was to scrutinize the activities of healthcare providers which are reimbursed under the Medicare and Medicaid programs. Investigative efforts focused on skilled nursing facilities, home health and hospice agencies and durable medical equipment suppliers, as well as several other types of healthcare services. Operation Restore Trust originally focused on California, Florida, Illinois, New York and Texas, but has now been expanded to all states. This effort is focused on problems with claims for services not rendered or not provided as claimed and claims falsified to circumvent coverage limitations on medical supplies. IHS expects these types of efforts to continue.

     False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Suits alleging false claims can be brought by individuals, including employees and competitors. In addition to qui tam actions brought by private parties, the Company believes that governmental enforcement activities have increased at both the federal and state levels. If it were found that any of the Company's practices failed to comply with any of the anti-fraud provisions discussed in the paragraphs above, the Company could be materially adversely affected.

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

     Competition. The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company competes on a local and regional basis with other providers on the basis of the breadth and quality of its services, the quality of its facilities and, to a more limited extent, price. The Company also competes with other providers in the acquisition and development of additional facilities and service providers. The Company's current and potential competitors include national, regional and local operators of geriatric care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, retirement centers and other home respiratory care, infusion and durable medical equipment companies and similar institutions, many of which have significantly greater financial and other resources than the Company. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. New service introductions and enhancements, acquisitions, continued industry consolidation and the development of strategic relationships by IHS' competitors could cause a significant decline in sales or loss of market acceptance of IHS' services or intense price competition or make IHS' services noncompetitive. Further, technological advances in drug delivery systems and the development of new medical treatments that cure certain complex diseases or reduce the need for healthcare services could adversely impact the business of IHS. There can be no assurance that IHS will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on IHS' business, financial condition and results of operations. IHS also competes with various healthcare providers with respect to attracting and retaining qualified management and other personnel. Any significant failure by IHS to attract and retain qualified employees could have a material adverse effect on its business, results of operations and financial condition.

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

     Possible Volatility of Stock Price. There has been significant volatility in the market price of the Common Stock, and it is likely that the price of the Common Stock will fluctuate in the future. Quarterly operating results of IHS, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting IHS or its competitors, could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market and, in particular, the healthcare industry segment, has experienced significant price and volume fluctuations. This volatility has affected the market price of securities issued by many companies for reasons unrelated to their operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon IHS' business, operating results and financial condition.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company:


               NAME                  AGE                             POSITION
---------------------------------   -----   ----------------------------------------------------------
Robert N. Elkins, M.D. ..........    55     Chairman of the Board,
                                            Chief Executive Officer and President
W. Bradley Bennett ..............    33     Executive Vice President -- Chief Accounting Officer
Stephen P. Griggs ...............    41     President of RoTech Medical Corporation
John Heller .....................    40     Executive Vice President and President of Long-Term Care
                                            Division
C. Taylor Pickett ...............    37     Executive Vice President -- Chief Financial
                                            Officer
Sally Weisberg ..................    51     Executive Vice President and President of Symphony Health
                                            Services Division

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

     John F. Heller has been Executive Vice President and President of the Long-Term Care Division of the Company since September 1998. From May 1997 to September 1998, he served as Executive Vice President of Facility Operations, as Senior Vice President -- Facility Operations from November 1996 to May 1997 and as Senior Vice President -- Medical Specialty Operations from May 1994 to May 1997. From February 1991, when he joined IHS, to May 1994 he served as Vice President of Medical Specialty Finance. For seven years prior to joining IHS, Mr. Heller was with the Management Consulting Services group of Ernst & Young, in Columbus, Ohio. Mr. Heller has a Master in Healthcare Administration and a Master in Public Policy, both from the Ohio State University. Mr. Heller received a BA in Economics from Denison University.

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

     Sally Weisberg has been Executive Vice President and President of Symphony Health Services Division since August 1997. From November 1994, when Mrs.
Weisberg's rehabilitation company, the Rehab People, Inc., was purchased by IHS, to August 1997, Mrs. Weisberg served as President of IHS' Rehabilitation Division. Mrs. Weisberg served as President of The Rehab People, Inc. from 1989 to November 1994. Prior to founding The Rehab People, Inc., Mrs. Weisberg founded Occupational Therapy Associates, a rehabilitation contracting organization. Mrs. Weisberg is a magna cum laude occupational therapy graduate of Temple University.

ITEM 2. PROPERTIES

     The Company owns 76 geriatric care facilities with 8,721 licensed beds, leases 209 geriatric care facilities with 24,433 licensed beds and manages 85 geriatric care facilities with 11,264 licensed beds. The leases for the leased facilities have terms of four to 20 years, expiring on various dates between 1999 and 2024. The leases generally can be renewed and the Company generally has a right of first refusal to purchase the leased facility. The Company is obligated with respect to many of the leased facilities to pay additional rent in an amount equal to a specified percentage of the amount by which the facility's gross revenues exceed a specified amount (generally based on the facility's gross revenues during its first year of operation). The Company leases its headquarters in Owings Mills, Maryland under an eight year lease expiring in May 2001.

     The following table presents certain information regarding the Company's owned, leased and managed service locations as of March 15, 1999.

                                       OWNED                  LEASED                  MANAGED
                               ---------------------- ----------------------- -----------------------     OTHER
                                             LICENSED               LICENSED                LICENSED     SERVICE
             STATE              FACILITIES     BEDS    FACILITIES     BEDS     FACILITIES     BEDS     LOCATIONS(1)
------------------------------ ------------ --------- ------------ ---------- ------------ ---------- -------------
Alabama ......................                              5           562                                 36
Arizona ......................                                                                              37
Arkansas .....................                                                                              22
California ...................                              2           249         8         1,044         35
Colorado .....................       1           50        10         1,480         1           155         32
Connecticut ..................                                                      3           585          1
Delaware .....................                              1           153                                  1
District of Columbia .........                                                                               4
Florida ......................      15        2,025        13         1,656        16         1,900         83
Georgia ......................       2          304        25         3,080         2           222         52
Idaho ........................                              1           218                                  8
Illinois .....................       1          140         1            55         1           150         49
Indiana ......................                              1           145                                 24
Iowa .........................       2          221         5           352                                 24
Kansas .......................       4          328         6           654                                 28
Kentucky .....................                              1           100                                 32
Louisiana ....................       2          307        15         1,653         2           200         32
Maine ........................                                                                               3
Maryland .....................                                                                               7
Massachusetts ................                              6           900         1           122          2
Michigan .....................       3          449         4           559         1            99         40
Minnesota ....................                                                                              19
Mississippi ..................                                                      5           651         26
Missouri .....................       1          180         4           552         1           176         29
Montana ......................                                                                              18
Nebraska .....................      14          864         2           130                                  5
Nevada .......................       1          103        11         1,486         1           266         23
New Hampshire ................       1          112                                 2           136          3
New Jersey ...................                              1            58                                 14
New Mexico ...................       2          185        24         2,356         1            85         40
New York .....................                                                                              14
North Carolina ...............       2          275         9         1,092                                 58
North Dakota .................                                                                               3
Ohio .........................       1          100        17         1,648        17         1,729         49
Oklahoma .....................                              2           164         1           174         33
Oregon .......................                                                                               2
Pennsylvania .................       2          371         8         1,094         5           900         86
Rhode Island .................                                                                               1
South Carolina ...............       3          172        11         1,250                                 26
South Dakota .................                                                                               7
Tennessee ....................                              1           124                                 19
Texas ........................      18        2,424        18         1,993        17         2,670        213
Utah .........................                                                                               8
Virginia .....................                              1           114                                 13
Washington ...................                              1           210                                 20
West Virginia ................                              1           126                                  9
Wisconsin ....................       1          111                                                         16
Wyoming ......................                              2           220                                 19

----------
(1) Represents locations within the state from which the Company offers home respiratory services (808 service locations), hospice services (17 service locations), contract rehabilitation and respiratory services (385 service locations), mobile diagnostic services (71 service locations, including 13 fixed lithotripsy service locations) and medical products services (27 service locations). In addition, other service locations includes 17 specialty hospitals. The majority of these facilities are leased. Substantially all of these service locations are small agencies which are administrative in function, with substantially all healthcare services being provided at the patient's home or in a geriatric care facility, rather than the service location. The only exceptions are the 13 fixed lithotripsy centers, 17 specialty hospitals and 17 hospice facilities, where services are provided at the locations.

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

     None

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

                                     HIGH          LOW
                                  ----------   -----------
  CALENDAR YEAR 1997
  First Quarter ...............   $32 3/8      $23 3/4
  Second Quarter ..............    39           26 7/8
  Third Quarter ...............    39 1/8       32 11/16
  Fourth Quarter ..............    33 7/8       28 5/16

                                     HIGH          LOW
                                  ----------   -----------
  CALENDAR YEAR 1998
  First Quarter ...............   $39 5/16     $28 1/4
  Second Quarter ..............    39 3/8       35
  Third Quarter ...............    37 3/8       16 13/16
  Fourth Quarter ..............    17           9 1/2


     As of March 19, 1999, there were approximately 1,600 record holders of the Common Stock.

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

SALES OF UNREGISTERED SECURITIES

     On September 25, 1998, the Company purchased all the assets of Accucare Medical Corporation, a home respiratory care and durable medical equipment business. The purchase price was $2.9 million which was paid through the issuance of 128,972 shares of the Company's Common Stock.

     On November 11, 1998 the Company purchased all the assets of Indiana Respiratory Care, Inc., a home respiratory care and durable medical equipment business. The purchase price was $1.2 million of which $1.0 million was paid through the issuance of 67,395 shares of the Company's Common Stock.

     On November 17, 1998, the Company issued 31,251 shares of Common Stock to the stockholders of First Community Care, Inc., which was purchased in May 1998, because the average price of the 59,376 shares of Common Stock issued to the First Community shareholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of the Common Stock at the time such shares were registered for resale under the Securities Act. The number of additional shares is equal to the difference between (i) the number of shares determined by dividing the merger consideration of $2.3 million by the average closing price of the Common Stock on the New York Stock Exchange ("NYSE") for the 30 trading days ending on the date immediately preceding the date of the registration statement covering the cost of the Original Shares was declared effective and (ii) the number of shares determined by dividing the merger consideration of $2.3 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data set forth below for each of the years in the five-year period ended December 31, 1998 and as of the end of each of such periods have been derived from the Consolidated Financial Statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997 and 1998 and for each of the years in the three year period ended December 31, 1998, and the independent auditors' report thereon, are included elsewhere herein.

                                                                       YEARS ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                          1994          1995
                                                                     ------------- -------------
                                                                     (IN THOUSANDS, EXCEPT SHARE
                                                                       AND PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA(1)(2):
Total revenues .....................................................   $ 709,049    $1,099,203
Cost and expenses:
 Operating, general and administrative expenses ....................     562,389       868,662
 Depreciation and amortization .....................................      26,315        38,963
 Rent ..............................................................      42,083        64,541
 Interest, net .....................................................      20,599        38,942
 Loss from impairment of long-lived assets and other non-
  recurring charges (income)(3) ....................................          --       132,960
                                                                       ---------    ----------
Earnings (loss) from continuing operations before equity in
   earnings of affiliates, income taxes, extraordinary items
   and cumulative effect of accounting change ......................      57,663       (44,865)
Equity in earnings of affiliates ...................................       1,176         1,443
                                                                       ---------    ----------
  Earnings (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of ac-
   counting change .................................................      58,839       (43,422)
Income tax provision (benefit) .....................................      22,065       (16,717)
                                                                       ---------    ----------
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ...........      36,774       (26,705)
Earnings (loss) from discontinued operations (net of tax)(4) .......          88           716
                                                                       ---------    ----------
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change .....................................      36,862       (25,989)
Extraordinary items(5) .............................................       4,274         1,013
                                                                       ---------    ----------
  Earnings (loss) before cumulative effect of accounting change.....      32,588       (27,002)
Cumulative effect of accounting change(6) ..........................          --            --
                                                                       ---------    ----------
  Net earnings (loss) ..............................................   $  32,588    $  (27,002)
                                                                       =========    ==========
Per Common Share(7):
 Basic:
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ...........   $    2.17    $    (1.24)
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change .....................................        2.18         (1.21)
  Earnings (loss) from continuing operations before cumula-
   tive effect of accounting change ................................        1.93         (1.26)
  Net earnings (loss) ..............................................   $    1.93    $    (1.26)
 Diluted:
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ...........   $    1.76    $    (1.24)
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change .....................................        1.77         (1.21)
  Earnings (loss) before cumulative effect of accounting change ....        1.61         (1.26)
  Net earnings (loss) ..............................................   $    1.61    $    (1.26)
Weighted average number of common shares outstanding(7) ............
  Basic ............................................................      16,910        21,463
  Diluted ..........................................................      26,558        21,463
                                                                       =========    ==========

                                                                             YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                          1996          1997          1998
                                                                     ------------- ------------- -------------
                                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                                      AMOUNTS)
STATEMENT OF OPERATIONS DATA(1)(2):
Total revenues .....................................................  $1,203,626    $1,402,628    $2,972,186
Cost and expenses:
 Operating, general and administrative expenses ....................     942,192     1,018,117     2,218,937
 Depreciation and amortization .....................................      37,223        56,162       156,719
 Rent ..............................................................      70,949        74,355       126,247
 Interest, net .....................................................      59,826        94,880       238,647
 Loss from impairment of long-lived assets and other non-
  recurring charges (income)(3) ....................................     (17,976)      123,456            --
                                                                      ----------    ----------    ----------
 Earnings (loss) from continuing operations before equity in earnings of affiliates, income taxes, extraordinary items
   and cumulative effect of accounting change ......................     111,412        35,658       231,636
Equity in earnings of affiliates ...................................         828            88           384
                                                                      ----------    ----------    ----------
  Earnings (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of ac-
   counting change .................................................     112,240        35,746       232,020
Income tax provision (benefit) .....................................      64,008        33,238        95,128
                                                                      ----------    ----------    ----------
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ...........      48,232         2,508       136,892
Earnings (loss) from discontinued operations (net of tax)(4) .......        (467)      (13,631)     (204,870)
                                                                      ----------    ----------    ----------
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change .....................................      47,765       (11,123)      (67,978)
Extraordinary items(5) .............................................       1,431        20,552            --
                                                                      ----------    ----------    ----------
  Earnings (loss) before cumulative effect of accounting change ....      46,334       (31,675)      (67,978)
Cumulative effect of accounting change(6) ..........................          --         1,830            --
                                                                      ----------    ----------    ----------
  Net earnings (loss) ..............................................  $   46,334    $  (33,505)   $  (67,978)
                                                                      ==========    ==========    ==========
Per Common Share(7):
 Basic:
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ...........  $     2.14    $     0.09    $     2.83
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change .....................................        2.12         (0.39)        (1.40)
  Earnings (loss) from continuing operations before cumula-
   tive effect of accounting change ................................        2.06         (1.12)        (1.40)
  Net earnings (loss) ..............................................  $     2.06    $    (1.19)   $    (1.40)
 Diluted:
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ...........  $     1.84    $     0.33    $     2.56
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change .....................................        1.83         (0.02)        (1.08)
  Earnings (loss) before cumulative effect of accounting change.....        1.78         (0.55)        (1.08)
  Net earnings (loss) ..............................................  $     1.78    $    (0.60)   $    (1.08)
Weighted average number of common shares outstanding(7) ............
  Basic ............................................................      22,529        28,253        48,446
  Diluted ..........................................................      31,564        38,899    $   56,257
                                                                      ==========    ==========    ==========

                                                                                    DECEMBER 31,
                                                      ------------------------------------------------------------------------
                                                          1994           1995           1996           1997           1998
                                                      ------------   ------------   ------------   ------------   ------------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA(4):
Cash and temporary investments ....................    $   63,181     $   38,499     $   37,530     $   68,375     $   44,219
Working capital ...................................        77,708        127,214         97,129         43,357        341,200
Total assets ......................................     1,250,972      1,423,749      1,792,677      5,002,152      5,393,128
Long-term debt, including current portion .........       549,954        769,948      1,032,529      3,219,481      3,382,937
Stockholders' equity ..............................       453,811        431,528        534,865      1,088,161      1,331,965

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

(3) In 1995, consists of (i) expenses of $1,939,000 related to the merger with IntegraCare, (ii) a $21,915,000 loss on the write-off of accrued management fees ($8,496,000), loans ($11,097,000) and contract acquisition costs ($2,322,000) related to the Company's termination of its agreement, entered into in January 1994, to manage 23 long-term care and psychiatric facilities owned by Crestwood Hospital, (iii) the write-off of $25,785,000 of deferred pre-opening costs resulting from a change in accounting estimate regarding the future benefit of deferred pre-opening costs and (iv) a loss of $83,321,000 resulting from the Company's election in December 1995 of early implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In 1996, consists primarily of (i) a gain of $34,298,000 from the sale of its pharmacy division, (ii) a loss of $8,497,000 from its sale of shares in its assisted living services subsidiary, and (iii) a $7,825,000 loss on write-off of accrued management fees and loans resulting from the Company's termination of its ten year management contract with All Seasons, originally entered into during September 1994. Because IHS' investment in the Capstone common stock received in the sale of its pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale. In 1997, consists primarily of (i) a gain of $7,580,000 realized on the shares of Capstone common stock received in the sale of its pharmacy division, (ii) the write-off of $6,555,000 of accounting, legal and other costs resulting from the proposed merger transaction with Coram, (iii) the payment to Coram of $21,000,000 in connection with the termination of the proposed merger transaction with Coram, (iv) a gain of $3,914,000 from the ILC Sale, (v) a loss of $4,750,000 resulting from termination payments in connection with the RoTech Acquisition and (vi) loss of $102,645,000 resulting from its plan to dispose of certain non-strategic assets to allow the Company to focus on its core operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History" and "-- Results of Operations" and Notes 1(g), 1(l) and 20 of Notes to Consolidated Financial Statements.

(4) In October 1998, the Company's Board of Directors adopted a plan to discontinue its home health nursing business segment. Accordingly, the operating results of the home health nursing business of approximately $35,903,000 (net of tax), as well as the loss on disposal of $168,967,000 including provisions for estimated lease termination costs, employee benefits and losses during the phase-out period (net of tax) have been segregated from continuing operations and reported as a separate line item on the statement of operations. The Company has reclassified its prior financial statements to present the operating results of the home health nursing business as a discontinued operation. The assets and liabilities of such operations at December 31, 1997 have been reflected as a net non-current asset based substantially on the original classification of such assets and liabilities. See Note 8 of Notes to Consolidated Financial Statements.

(5) In 1994, the Company recorded a loss on extinguishment of debt of $6,839,000 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $2,565,000, is presented for the year ended December 31, 1994 as an extraordinary loss of $4,274,000. In 1995, the Company recorded a loss on extinguishment of debt of $1,647,000 relating primarily to prepayment charges and the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $634,000, is presented for the year ended December 31, 1995 as an extraordinary loss of $1,013,000. In 1996, the Company recorded a loss on extinguishment of debt of $2,327,000, relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $896,000, is presented in the statement of operations for the year ended December 31, 1996 as an extraordinary loss of $1,431,000. In 1997, IHS recorded a loss on extinguishment of debt of $33,692,000, representing approximately (i) $23,554,000 of cash payments for premium and consent fees relating to the early extinguishment of $214,868,000 aggregate principal amount of IHS' senior subordinated notes and (ii) $10,138,000 of deferred financing costs written off in connection with the early extinguishment of such debt and the Company's revolving credit facility. Such loss, reduced by the related income tax effect of $13,140,000, is presented in the statement of operations for the year ended December 31, 1997 as an extraordinary loss of $20,552,000.

(6) Represents the write-off, net of income tax benefit, of the unamortized balance of costs of business process reengineering and information technology projects. See Note 21 of Notes to Consolidated Financial Statements.

(7) The share and per share information for the years ended December 31, 1994, 1995 and 1996 have been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128,
    "Earnings per Share," which was required to be adopted by the Company effective with its financial statements for the year ended December 31, 1997. See Notes 1(n) and 13 of Notes to Consolidated Financial Statements. The diluted weighted average number of common shares outstanding for the years ended December 31, 1994 and 1996 includes the assumed conversion of the convertible subordinated debentures into IHS Common Stock. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating diluted earnings per share. Such amounts aggregated $10,048,000, $9,888,000, $10,216,000 and $7,396,000 for the years ended December 31, 1994, 1996, 1997 and 1998, respectively. The diluted weighted average number of common shares outstanding for the year ended December 31, 1995 does not include the assumed conversion of the convertible subordinated debentures or the related interest expense and underwriting costs, as such conversion would be anti-dilutive.

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

INTRODUCTION

     In the past 15 years, the number of people over the age of 65 began to grow significantly faster than the overall population. At the same time, advances in medical technology have increased the life expectancies of an increasingly large number of medically complex patients. This trend, combined with the implementation of healthcare cost containment measures by private insurers and government reimbursement programs, has created a need for a more cost efficient alternate site for the provision of a wide range of medical and rehabilitative services which traditionally have been provided in an acute care hospital. To address this need, the Company began in the late 1980s to develop subacute care programs within its geriatric care facilities. Beginning in 1993, the Company began to expand the range of related services it offers to its patients directly in order to serve the full spectrum of patients' post-acute care needs. The Company is now able to offer directly to its patients, rather than through third party providers, a continuum of care following discharge from an acute care hospital. IHS' post-acute services include subacute care, skilled nursing facility care, home respiratory care and contract rehabilitation, hospice, lithotripsy and diagnostic services.

     IHS presently operates 370 geriatric care facilities (285 owned or leased and 85 managed) and 17 specialty hospitals. The Company provides a wide range of basic medical and subacute care services as well as a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy in all its geriatric care facilities. The Company has over 10,000 contracts to provide services, primarily physical, occupational, speech and respiratory therapies, to skilled nursing facilities, subacute care centers, assisted living facilities, hospitals and other locations. IHS also provides mobile diagnostics such as portable x-ray and EKG to patients in geriatric care facilities and other settings, lithotripsy services on an outpatient basis, as well as diversified home respiratory care, home infusion therapy and other pharmacy-related services and durable medical equipment products from approximately 800 primarily non-urban locations in 44 states and the District of Columbia.

     IHS initially focused on the provision of subacute care through Medical Specialty Units ("MSUs"), which were typically 20 to 75 bed specialty units with physical identities, specialized medical technology and staffs separate from the geriatric care facilities in which they were located. Because of the high level of specialized care provided, the Company's MSUs generated substantially higher net revenue and operating profit per patient day than traditional geriatric care facilities. While IHS continues to focus on the provision of subacute care, it is no longer focusing on providing such care through its MSUs.

     IHS receives payments for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which certain of its facilities are located under Medicaid. The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of IHS' patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. Historically, the Company derived higher revenue from providing specialized medical services than routine inpatient care. Generally, private pay patients are the most profitable and Medicaid patients are the least profitable. IHS also contracts with private payors, including health maintenance organizations and other managed care organizations, to provide certain healthcare services to patients for a set per diem payment for each patient. There can be no assurance that the rates paid to IHS by these payors will be adequate to cover the cost of providing services to covered beneficiaries. The BBA makes numerous changes to the Medicare and Medicaid programs which will significantly impact the Company.

     Until the implementation of the prospective payment system, which will be complete for IHS' facilities on June 1, 1999, Medicare reimburses the skilled nursing facility based on a reasonable cost standard. With certain exceptions, payment for skilled nursing facility services is made prospectively, with each facility receiving an interim payment during the year for its expected reimbursable costs. The interim payment is later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility is also subject to limits on reimbursement for routine costs. Exceptions to these limits are available for, among other things, the provision of atypical services. The Company's cost of care for its subacute care patients generally exceeds regional reimbursement limits established under Medicare, and IHS submits waiver requests to recover these excess costs. To date, the Company's final rates as approved by HCFA represent approximately 94% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that IHS will be able to recover its excess costs under any waiver requests.

     The BBA mandates the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facility services, under which facilities will be paid a fixed fee for virtually all covered services. PPS will be phased in over a four-year period, effective January 1, 1999 for IHS' owned and leased skilled nursing facilities other than the facilities acquired in the Facility Acquisition, which facilities will become subject to PPS on June 1, 1999. Prospective payment for facilities managed by IHS will be effective for each facility at the beginning of its first cost reporting period on or after July 1, 1998. During the first three years, payments will be based on a blend of the facility's historical costs and federal costs. Thereafter, the per diem rates will be based 100% on federal costs. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate will cover (i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services currently covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs. The Company's ability to offer the ancillary services required by higher acuity patients, such as those in its subacute care programs, in a cost-effective manner will be critical to the Company's success and will affect the profitability of the Company's Medicare patients. There can be no assurance that PPS will not have a material adverse impact on IHS' results of operations or financial condition.

     Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to qualifying needy individuals. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits. The BBA also contains changes to the Medicaid program, the most significant of which is the repeal of the Boren Amendment. The Boren Amendment required state Medicaid programs to pay rates that are reasonable and adequate to meet the costs that must be incurred by a nursing facility in order to provide care and services in compliance with applicable standards. By repealing the Boren Amendment, the BBA eases the impediments on the states' ability to reduce their Medicaid reimbursement for such services and, as a result, states now have considerable flexibility in establishing payment rates. Texas has now adopted a case-mix prospective payment system similar to the Medicare PPS, and the Company expects additional states will move in this direction. IHS is unable to predict what effect such changes will have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

     Medicare covers and pays for rehabilitation therapy services furnished in facilities in various ways. For rehabilitation services provided directly, specific guide lines exist for evaluating the reasonable cost of physical therapy, occupational therapy and speech language pathology services. Medicare applies salary equivalency guidelines in determining the reasonable cost of physical therapy and respiratory services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Until April 1, 1998, Medicare paid for occupational therapy and speech language pathology ser-vices on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. IHS' gross margins for services reimbursed under the salary equivalency guidelines are significantly less than services reimbursed under the "prudent buyer" rule.

     In January 1998, HCFA issued rules applying salary equivalency limits to certain speech and occupational therapy services and revised existing physical and respiratory therapy limits. The new limits are effective for services provided on or after April 1, 1998. The revised guidelines will be in effect until nursing facilities transition to PPS. Under PPS, the reimbursement for these services provided to nursing facility patients will be a component of the total reimbursement to the nursing facility allowed per patient and the salary equivalency guidelines will no longer be applicable. Medicare will pay the skilled nursing facility directly for all rehabilitation services and the outside suppliers of such services to residents of the skilled nursing facility must collect payment from the skilled nursing facility. Effective January 1, 1999 a per provider limit of $1,500 applies to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services). Additionally, effective January 1, 1999, Medicare Part B therapy services are no longer being reimbursed on a cost basis; rather, payment for each service provided is based on fee screen schedules published in November 1998. As a result of the implementation of PPS, the Company has to date experienced a substantial reduction in demand for and reduced operating margins from, therapy services it provides to third parties, because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services. There can be no assurance that these fee schedules or caps will not have a material adverse effect on the Company.

     The Medicare program reimburses IHS' home respiratory care, infusion and durable medical equipment services under a charge-based system, pursuant to which the Company receives either a fixed fee for a specific service or product or a fixed per diem amount for providing certain services. The BBA reduced Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998 to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999 and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997. The BBA freezes the Consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1998 through 2002 while limiting fees for parenteral and enteral nutrients, supplies and equipment to 1995 reasonable charge levels over the same period. The BBA reduces payment amounts for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002. The BBA authorizes the Department of Health and Human Services ("HHS") to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The BBA also includes provisions designed to reduce healthcare fraud and abuse, including a surety bond requirement for durable medical equipment providers.

     The Medicare program reimbursed the Company's home nursing services on a cost-based system, under which IHS was reimbursed at the lowest of IHS' reimbursable costs (based on Medicare regulations), cost limits established by HCFA or IHS' charges. The BBA reduced current cost reimbursement for home nursing care pending implementation of a prospective payment system, which the BBA mandated be implemented for cost reporting periods beginning on or after October 1, 1999 (which date was subsequently extended to October 1, 2000). This postponement of implementation of a prospective payment system for home nursing and the reduction in cost reimbursement resulted in IHS' decision to exit the home nursing business.

     The Company expects that both private third party and governmental payors will continue to undertake cost containment measures designed to limit payments made to healthcare providers such as IHS. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to facilities managed and operated by IHS. There can be no assurance that payments under governmental and third-party private payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the operating and fixed costs allocable to patients participating in such programs. In addition, there can be no assurance that facilities owned, leased or managed by IHS now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the Federal and state budget deficits, there have been, and IHS expects that there will continue to be, a number of additional proposals to limit Medicare and Medicaid reimbursement for healthcare services. The Company cannot at this time predict whether this legislation or any other legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on IHS. See "Item 1. Business -- Government Regulation" and "-- Cautionary Statements -- Risk of Adverse Effect of Healthcare Reform."

ACQUISITION AND DIVESTITURE HISTORY

     Facility Acquisitions

     The Company commenced operations on March 25, 1986. From inception to June 30, 1988, the Company acquired seven geriatric care facilities with a total of 900 beds and acquired leasehold interests in seven geriatric care facilities having a total of 1,050 beds. The Company initiated its MSU program in April 1988, in conjunction with HEALTHSOUTH Corporation ("HEALTHSOUTH"), with a 16 bed unit serving patients with traumatic brain injury.

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

     During 1992 the Company expanded its MSU focus by opening thirteen MSU programs totaling 250 beds at its facilities, expanding seven MSU programs by 61 beds and converting its neuro-rehabilitation MSU program for the treatment of patients with traumatic brain injury, which was operated in conjunction with HEALTHSOUTH, to a 16 bed complex care MSU program. Also the Company expanded by acquiring one geriatric care facility with a total of 120 beds, leasing five facilities having a total of 640 beds and entering into thirteen management contracts having a total of 1,481 beds. The total cost of the aforementioned acquisitions was approximately $13.9 million, which includes all costs to secure the facility or leasehold interest. None of the acquisitions were individually significant and all were financed with cash flow from operations and borrowings under the Company's line of credit.

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

     Effective January 1, 1994, the Company entered into an agreement to manage 23 facilities in California, consisting of 14 geriatric care facilities having 1,875 beds and nine psychiatric facilities having 1,265 beds (the "Crestwood Facilities"), owned by certain affiliated partnerships (the "Crestwood Partnerships") and leased by Crestwood Hospitals, Inc. ("Crestwood"). The management agreement had a term of ten years and provided for payments to IHS based upon a percentage of the gross revenues of the Crestwood Facilities. Pursuant to this transaction, IHS had agreed to loan Crestwood up to $11 million, including a $7 million line of credit. IHS was granted purchase options whereby it had the option upon expiration of its management agreement to purchase certain partnership interests of the partnerships which owned 19 of the 23 Crestwood Facilities. If IHS elected to purchase Crestwood prior to the expiration of the management agreement, it was obligated to pay Crestwood a break-up fee of $6 million. The Company was obligated to purchase Crestwood if it elected to purchase the partnership interests of the partnerships which own the Crestwood Facilities. IHS paid the stockholders of Crestwood a non-refundable purchase option deposit consisting of $3 million in cash and 168,067 shares of IHS Common Stock. This agreement was terminated in 1995 and, as a result, the Company incurred a loss of $21.915 million.

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

     As of August 31, 1994 the Company entered into a Facilities Agreement, Lease Agreement and certain other agreements with Litchfield Asset Management Corp. ("LAM") pursuant to which it leased, effective September 1, 1994, on a triple net basis, 43 geriatric care facilities (consisting of 41 skilled nursing facilities and two retirement centers), including two facilities previously leased and two facilities previously managed by the Company (the "LPIMC Facilities"), aggregating approximately 5,400 beds located in 12 states. The Company and Litchfield Investment Company, L.L.C., the successor to LAM ("LIC"), subsequently amended and restated these agreements effective October 1, 1997. The Company's current annual lease payments are approximately $13.7 million, based upon the annual debt service of monies borrowed by LIC to refinance the LPIMC Facilities. In addition, the Company made refundable lease deposits aggregating $37.4 million, and will make additional refundable deposits during the initial term (including any extension thereof) of the leases aggregating approximately $4 million per annum. Rent payments are subject to escalation commencing October 1998 in an amount equal to two percent (three percent if the Company elects to pay such increase in shares of the Company's Common Stock) of the net annual incremental revenues of the LPIMC Facilities (subject to certain maximums). The leases have initial terms of eleven years, subject to renewal by the Company for one additional period of seven years and three additional periods of five years each, and the Company has guaranteed all lease payments. The Company has also received options to purchase each of the LPIMC Facilities, at any time after nine months prior to the end of the fourth lease year, for a purchase price that will represent (i) during the fourth through tenth years following the lease commencement date, such facility's allocable percentage of the total amount of $343 million (to be increased annually after the fifth year by the rate of increase in the consumer price index) and (ii) beginning in the twelfth year following the lease commencement date, the greater of (a) fair market value, (b) 125% of the release cost of the monies borrowed by LIC which are applicable to such facility or (c) five times the contribution margin of such facility. The Company loaned LIC's principal stockholders an aggregate of $3 million. In addition, the Company issued LAM warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $31.33 per share, and has granted LAM "piggy-back" registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants. The Company has agreed to issue up to an additional 50,000 shares of Common Stock if the leases are terminated prior to October 1, 2006. The agreement with LAM requires that the Company meet certain financial tests. IHS has sublet two of these facilities to Integrated Living Communities, Inc. ("ILC"), formerly the Company's wholly-owned assisted living services subsidiary.

     In September 1994, the Company entered into a management agreement with All Seasons to manage six geriatric care facilities with 872 beds located in the State of Washington. During the fourth quarter of 1996 the Company terminated its management contract with All Seasons. As a result of the termination, the Company incurred a $7.8 million loss on the termination. See Note 20 of Notes to Consolidated Financial Statements.

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

     On September 25, 1997, the Company acquired, through a cash tender offer and subsequent merger, Community Care of America, Inc. ("CCA") for a purchase price of approximately $34.3 million in cash. In addition, in connection with the CCA Acquisition IHS repaid approximately $58.5 million of indebtedness assumed in the CCA Acquisition (including restructuring fees of $4.9 million) and assumed approximately $17.3 million of indebtedness. CCA develops and operates skilled nursing facilities in medically underserved rural communities. CCA operated 53 licensed long-term care facilities with 4,390 licensed beds (of which nine facilities were subsequently sold), one rural healthcare clinic, two outpa-tient rehabilitation centers (one of which was subsequently sold), one child day care center and 124 assisted living units within seven of the facilities which CCA operates. CCA operated in Alabama, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Maine, Missouri, Nebraska, Texas and Wyoming.

     In November 1997, the Company acquired the assets of Durham Meridian Limited Partnership, owner of Treyburn Nursing Center, a skilled nursing facility, for $4.8 million. In addition, the Company purchased a leasehold interest in Shadow Mountain, a skilled nursing facility, for $4.0 million.

     On December 31, 1997, IHS acquired from HEALTHSOUTH 139 owned, leased or managed long-term care facilities (of which 12 facilities were subsequently sold), 12 specialty hospitals, a contract therapy business having over 1,000 contracts and an institutional pharmacy business serving approximately 38,000 beds (the "Facility Acquisition"). IHS paid approximately $1.16 billion in cash and assumed approximately $91 million in debt. IHS disposed of the institutional pharmacy business in August 1998.

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

     In April 1998, the Company sold five additional long-term care facilities to Omega for $50.5 million, which facilities were leased back by Lyric. The Company is managing these facilities for Lyric pursuant to the above-described agreements.

     In April 1998, the Company acquired the stock of Magnolia Group, Inc., an operator of 12 skilled nursing facilities in South Carolina. The merger consideration was $15.1 million, which was paid through the issuance of 447,419 shares of the Company's Common Stock.

     In June 1998, the Company merged with Premiere Associates, an operator of 27 leased and one owned skilled nursing facilities in Georgia and Florida and a manager of 18 skilled nursing facilities in South Carolina, Georgia and Florida. The merger consideration was $50.8 million, which was paid through the issuance of 800,561 shares of the Company's Common Stock, a note payable for $15.0 million and a cash payment of $6.5 million.

     In October 1998, the Company leased a 114 bed skilled nursing facility, and in November 1998, the Company purchased the assets of Oakwood Manor Nursing Center, Inc., a skilled nursing facility, for $5.8 million.

     Effective January 1, 1999, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") sold 32 long-term care facilities to Monarch Properties, LP ("Monarch LP"), a newly formed private company, for approximately $132.3 million in net cash proceeds plus contingent earn-out payments of up to a maximum of $67.6 million. The contingent earn-out payments will be paid to the Company by Monarch LP upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch LP, with the amount of the earn-out payments determined in accor-dance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch LP. Dr. Robert N. Elkins, Chairman of the Board, Chief Executive Officer and President of the Company, beneficially owns 30% of Monarch LP and is the Chairman of the Board of Managers of Monarch Properties, LLP, the parent company of Monarch LP. After the sale of the facilities to Monarch LP, the Company transferred the stock of each of the Lyric Subsidiaries to Lyric. Monarch LP then leased all of the facilities back to the Lyric Subsidiaries under a long-term master lease. The Company is managing these facilities for Lyric pursuant to the above-described agreements. The Company expects to record an immaterial gain on the transaction.

     In January 1999, the Company acquired SunCoast of Manatee, Inc., a skilled nursing facility in Florida. The total purchase price was approximately $11.9 million.

     In addition, at March 22, 1999, IHS has reached agreements in principal to enter into 2 separate leases of 28 skilled nursing facilities. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, on different terms or at all.

     In March 1999, the Company sold three facilities to Monarch L.P for $33 million, which purchase price was paid by a 10% Note due March 2000. Monarch LP leased the facilities to Lyric. The Company is managing these facilities for Lyric pursuant to the above-described agreements.

     Service Provider Acquisitions

     During 1993 the Company began to implement its strategy of expanding the range of related services it offers directly to its patients in order to serve the full spectrum of patient needs following acute hospitalization. As a result, the Company is now able to offer directly to its patients, rather than through third-party providers, home respiratory care, rehabilitation (physical, occupational and speech), lithotripsy, and mobile x-ray and electrocardiogram and similar services. See "Item 1. Business -- Company Strategy."

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

     On August 8, 1994, the Company acquired substantially all the assets of Pikes Peak Pharmacy, Inc., a company which provides pharmacy services to patients at nine facilities in Colorado Springs, Colorado which have an aggregate of 625 beds, for $646,000. The Company subsequently sold this business as part of the sale of the pharmacy division. See "-- Divestitures."

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

     On October 7, 1994 the Company acquired all of the outstanding stock of Amcare, Inc., an institutional pharmacy serving approximately 135 skilled nursing facilities in California, Minnesota, New Jersey and Pennsylvania. The purchase price for Amcare was $21.0 million, including $10.5 million representing the issuance of 291,101 shares of the Company's Common Stock. The Company subsequently sold this business in the sale of its pharmacy division. See "-- Divestitures."

     On October 11, 1994 the Company acquired substantially all of the assets of Pharmaceutical Dose Service of La., Inc., an institutional pharmacy serving 14 facilities. The purchase price for PDS was $4.2 million, including $3.9 million representing the issuance of 122,117 shares of the Company's Common Stock. The Company subsequently sold this business in the sale of its pharmacy division. See "-- Divestitures."

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

     In September 1995, the Company merged with IntegraCare, Inc. ("IntegraCare"), which provides physical, occupational and speech therapy to skilled nursing facilities in Florida and operated seven physician practices, in a transaction that was accounted for as a pooling of interests. Accordingly, the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of IntegraCare. In addition, the Company incurred $1.9 million of costs as a result of the IntegraCare merger. This amount is included as a non-recurring charge in the Company's Statement of Operations for the year ended December 31, 1995. The Company subsequently disposed of the physician practices acquired in this acquisition.

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

     In October 1996, the Company acquired, through merger, First American Health Care of Georgia, Inc. ("First American"), a provider of home health services in 21 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. The purchase price for First American was $154.1 million in cash plus contingent payments of up to $155 million. The contingent payments were to become payable if (i) legislation was enacted that changed the Medicare reimbursement methodology for home health services to a prospectively determined rate methodology, in whole or in part, or (ii) in respect of any year the percentage increase in the seasonally unadjusted Consumer Price Index for all Urban Consumers for the Medical Care expenditure category (the "Medical CPI") was less than 8% or, even if the Medical CPI was greater than 8% in such year, in any subsequent year prior to 2004 the percentage increase in the Medical CPI was less than 8%. As a result of the enactment of the BBA in August 1997, which required the implementation of a prospective payment system for home nursing services starting with cost reporting periods beginning after October 1, 1999 (subsequently delayed to October 1, 2000), the contingent payments became payable and will be paid as follows: $10 million for 1999, which must be paid on or before February 14, 2000; $40 million for 2000, which must be paid on or before February 14, 2001; $51 million for 2001, which must be paid on or before February 14, 2002; $39 million for 2002, which must be paid on or before February 14, 2003; and $15 million for 2003, which must be paid on or before February 14, 2004. IHS borrowed the cash purchase price paid at the closing under its revolving credit facility. $115 million of the $154.1 million paid at closing was paid to HCFA, the Department of Justice and the United States Attorney for the Southern District of Georgia in settlement of claims by the United States government seeking repayment from First American of certain overpayments and unallowable reimbursements under Medicare. The total settlement with the United States government was $255 million; the remaining $140 million will be paid from the contingent payments. IHS discontinued its home nursing business in 1998 and subsequently disposed of this business in 1999. See "-- Divestitures."

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

     In October 1997, IHS acquired RoTech Medical Corporation ("RoTech") through merger of a wholly-owned subsidiary of IHS into RoTech (the "RoTech Merger"), with RoTech becoming a wholly-owned subsidiary of IHS. RoTech provides home healthcare products and services, with an emphasis on home respiratory, home medical equipment and infusion therapy, primarily to patients in non-urban areas. IHS issued approximately 15,598,400 shares of Common Stock in the RoTech Merger, and reserved for issuance approximately 1,737,476 shares of Common Stock issuable upon exercise of RoTech options. The RoTech Merger consideration aggregated approximately $506.6 million, substantially all of which was recorded as goodwill. IHS repaid the $201.0 million of RoTech bank debt assumed in the transaction and repurchased $107.836 million of RoTech's convertible subordinated debentures; $2.026 million principal amount of RoTech debentures, convertible into approximately 44,813 shares of Common Stock, remains outstanding.

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

     In January 1998, the Company acquired all the outstanding capital stock of Paragon Rehabilitative Service, Inc., an Ohio corporation which provides contract rehabilitation services to nursing homes, long-term care facilities and other healthcare facilities. The merger consideration was $10.8 million, which was paid through the issuance of 361,851 shares of the Company's Common Stock.

     In February 1998, the Company acquired the assets of Health Star, Inc. for $2.9 million, the stock of Medicare Convalescent Aids of Pinellas for $4.5 million, the stock of Michigan Medical Supply for $1.9 million, and the assets of Nutmeg Respiratory Homecare for $2.3 million, which are all home respiratory providers. The Company issued 122,376 shares of the Company's Common Stock in connection with the Medicare Convalescent acquisition.

     In March 1998, the Company acquired the asset of Chancy Healthcare Services, Inc., a provider of home respiratory services, for $5.3 million.

     In May 1998, the Company acquired the assets of American Mobile Health Systems, Inc., a provider of diagnostic services. The merger consideration was $2.8 million, which was paid through the issuance of 89,634 shares of the Company's Common Stock. The Company also acquired the assets of Eastern Home Care and Oxygen, Inc. for $3.8 million and the assets of First Community Care, Inc. ("FCCI"), for $7.9 million, both of which are providers of home respiratory services. The purchase price for FCCI was paid through the issuance of 90,627 shares of the Company's Common Stock.

     In June 1998, the Company acquired the assets of certain entities which provided office facilities, equipment and management services to Metropolitan Lithotripter Associates, which is a professional corporation composed of approximately 200 urologists that provides renal lithotripsy and other services in the Greater New York metropolitan area. The consideration was $10.9 million, which was paid through the issuance of 348,974 shares of the Company's Common Stock and a cash payment of $3.1 million.

     In June 1998, the Company acquired the assets of Apex Home Care, Inc. for $2.7 million and the assets of Osborne Medical, Inc. for $2.0 million, both of which are providers of home respiratory services.

     In July 1998, the Company acquired the stock of Collins Rentals, Inc., a provider of home respiratory services, for $2.5 million.

     In August 1998, the Company acquired the assets of American Oxygen Services of Tennessee, a provider of home respiratory services. The merger consideration was $2.0 million, which was paid through the issuance of 61,061 shares of the Company's Common Stock. The Company also acquired the stock of Home Care Oxygen Services, Inc. for $3.7 million and the assets of Tri-County Medical Oxygen, Inc. for $2.1 million, both of which are home respiratory service providers.

     In September 1998, the Company acquired the assets of Accucare Medical Corporation, a provider of home respiratory services. The merger consideration was $2.9 million, which was paid through the issuance of 128,972 shares of the Company's Common Stock. The Company also purchased the assets of Valley Oxygen and Medical Equipment Inc., a provider of home respiratory services, for $2.5 million.

     In October 1998, the Company purchased the assets of Arrowhealth Medical Supply for $7.9 million, the assets of Professional Respiratory Care, Inc. for $2.2 million and the stock of Acadia Home Care for $2.2 million, which are all providers of home respiratory services.

     In November 1998, the Company acquired the assets of Norcare Home Medical, Inc. for $2.5 million, the stock of RespaCare, Inc. for $3.8 million and the assets of Caremor Health Services, Inc. for $2.2 million, which are all providers of home respiratory services.

     During 1998, the Company acquired 71 additional companies providing primarily home respiratory and diagnostic services. The total purchase price for these companies was $57.0 million, and no single acquisition had total costs in excess of $2.0 million. The Company issued 302,718 shares in connection with these acquisitions.

     In January 1999, the Company acquired seven home respiratory service companies. The total purchase price was approximately $8.2 million.

     In addition, the Company has reached agreements in principle to purchase nine home respiratory service companies for approximately $35.5 million. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, different terms or at all.

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

     On April 27, 1994, the Company sold its approximate 92% interest in Professional Community Management International, Inc. ("PCM") to PCM at its book value of $4.3 million. The Company accepted a promissory note for the full amount of the purchase price, which bears interest at 6.36% per annum and is payable by PCM in installments over a 40 year period. The promissory note is secured by a pledge of PCM stock held by certain PCM stockholders and a security interest in all tangible and intangible assets of PCM. Certain stockholders of PCM also executed personal guarantees with respect to the payment of $1.2 million over a period of six years, subject to reduction in an amount equal to the amortization of the principal amount of the note. PCM manages residential condominium units in retirement communities in Southern California.

     In July 1996, IHS sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150 million, consisting of cash of $125 million and shares of Capstone common stock having a value of $25 million. In connection with the sale of the pharmacy division, IHS agreed that prior to July 2001 neither it nor any of its subsidiaries would be involved, directly or indirectly, in the operation, management or conduct of any business that provides institutional pharmacy dispensing or consulting services to long-term care facilities (including skilled nursing facilities) located within a 150 mile radius of any IHS long-term care facility or any pharmacy sold to, or operated by, Capstone, except in certain limited circumstances. The Company's pharmacy division operated institutional pharmacies in eight states providing service to over 40,000 beds within 379 facilities. Approximately 17% of the beds were then owned, leased or managed by IHS. IHS' revenues for the year ended December 31, 1996 included revenue generated by the pharmacy division of approximately $63.6 million (of which $11.3 million was revenue from services to IHS facilities). The Company's earnings before income taxes for the year ended December 31, 1996 included earnings before income taxes generated by the pharmacy division of approximately $6.4 million.

     On October 9, 1996, Integrated Living Communities, Inc. ("ILC"), at the time a wholly-owned subsidiary of IHS which provides assisted living and related services to the private pay elderly market, completed an initial public offering of ILC common stock. IHS sold 1,400,000 shares of ILC common stock in the offering, for which it received aggregate net proceeds of approximately $10.4 million. In addition, ILC used approximately $7.4 million of the proceeds from the offering to repay outstanding indebtedness to IHS. IHS recorded a pre-tax loss of approximately $8.5 million in the fourth quarter of 1996 as a result of this transaction. On July 2, 1997, IHS sold the remaining 2,497,900 shares of ILC common stock it owned, representing 37.3% of the outstanding ILC common stock, for $11.50 per share in a cash tender offer (the "ILC Sale"). IHS recorded a gain of approximately $3.9 million from the ILC

Sale in 1997. IHS' revenues for the year ended December 31, 1996 included revenue generated by ILC of approximately $17.1 million. The Company's earnings
(loss) before income taxes for the year ended December 31, 1996 included earnings before income taxes generated by ILC of approximately $1.7 million.

     In February 1998, the Company sold its outpatient clinics to Continucare Rehabilitation Services, Inc. for $10.0 million. During the fourth quarter of 1997, the Company wrote down its basis in its outpatient clinics to net realizable value. Accordingly, no gain or loss was recognized by the Company during the first quarter of 1998.

     In the first half of 1998 the Company sold ten facilities to Omega, which leased such facilities to Lyric, which is 50% owned by IHS. The Company manages these facilities for Lyric. See "-- Acquisitions -- Facility Expansion."

     In  June  1998,  the  Company  sold  11  long-term   care   facilities  for
approximately $56.7 million, which approximated the Company's basis. The Company recognized no gain or loss on the transaction.

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

     Effective January 1, 1999, the Company sold 32 facilities to Monarch, which leased such facilities to Lyric. In March 1999 the Company sold an additional three facilities to Monarch, which then leased the facilities to Lyric. The Company manages these facilities for Lyric. See "-- Acquisitions -- Facility Expansion."

     In February 1999, the Company sold a portion of its Home Health Nursing segment to Medshares/ IHS Acquisition, Inc., an affiliate of Medshares, Inc. for $12.7 million. The Company had previously adopted a plan of disposition for this business segment and recorded a $204.9 million loss (net of tax benefit) from discontinued operations in 1998. In March 1999, the Company signed a definitive agreement to sell the Company's remaining portion of this business, for $13.6 million. The results of such transaction are included in the $204.9 million Loss from Discontinued Operations.

     In developing its post-acute healthcare system, IHS continuously evaluates whether owning and operating businesses which provide certain ancillary services, or contracting with third parties for such services, is more cost-effective. As a result, the Company is continuously evaluating its existing operations to determine whether to retain or divest operations. To date, IHS has divested its pharmacy, assisted living services and home nursing divisions, and may divest additional divisions or assets in the future.

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal periods indicated the percentage of net revenues represented by certain items reflected in the Company's statement of operations and the percentage change in such items from the prior corresponding fiscal periods.

                                                                                               PERIOD TO PERIOD
                                                            PERCENTAGE OF NET REVENUES       INCREASE (DECREASE)
                                                        ----------------------------------- ----------------------
                                                                                               YEAR        YEAR
                                                                                               ENDED      ENDED
                                                                                             DECEMBER    DECEMBER
                                                                                             31, 1997    31, 1998
                                                                                             COMPARED    COMPARED
                                                             YEARS ENDED DECEMBER 31,         TO 1996    TO 1997
                                                        ----------------------------------- ---------- -----------
                                                            1996        1997        1998
                                                        ----------- ----------- -----------
Total revenues ........................................     100.0%      100.0%      100.0%      16.5%      111.9%
                                                            -----       -----       -----    -------     -------
Costs and Expenses:
 Operating, general and administrative expenses .......      78.3        72.6        74.7        8.1       117.9
 Depreciation and amortization ........................       3.1         4.0         5.3       50.9       179.0
 Rent .................................................       5.9         5.3         4.2        4.8        69.8
 Interest, net ........................................       5.0         6.8         8.0       58.6       151.5
 Non-recurring charges (income) .......................     ( 1.5)        8.8          --          *     ( 100.0)
                                                            -----       -----       -----    -------     -------
  Earnings from continuing operations before equity in
   earnings of affiliates, income taxes, extraordinary
   items and cumulative effect of accounting change....       9.2         2.5         7.8    (  68.0)      549.6
Equity in earnings of affiliates ......................       0.1         0.0         0.0    (  89.4)      336.4
                                                            -----       -----       -----    -------     -------
  Earnings from continuing operations before income
   taxes, extraordinary items and cumulative effect of
   accounting change ..................................       9.3         2.5         7.8    (  68.2)      549.1
Federal and state income taxes ........................       5.3         2.3         3.2    (  48.1)      186.2
                                                            -----       -----       -----    -------     -------
  Earnings from continuing operations before extraor-
   dinary items and cumulative effect of accounting
   change .............................................       4.0         0.2         4.6    (  94.8)    5,358.2
Loss from discontinued operations .....................       0.0         1.0         6.9    2,818.8     1,403.0
  Earnings before extraordinary items and cumulative
   effect of accounting change ........................       4.0       ( 0.8)      ( 2.3)         *     ( 511.1)
Extraordinary items ...................................       0.1         1.5          --    1,336.2           *
                                                            -----       -----       -----    -------     -------
  Earnings (loss) before cumulative effect of account-
   ing change .........................................       3.9       ( 2.3)      ( 2.3)         *     ( 114.6)
Cumulative effect of accounting change ................        --         0.1          --          *           *
                                                            -----       -----       -----    -------     -------
  Net earnings (loss) .................................       3.9       ( 2.4)      ( 2.3)         *     ( 102.9)
                                                            =====       =====       =====    =======     =======

----------
* Not meaningful.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The Company's 1998 results of operations were substantially affected by the acquisition of 126 owned, leased or managed facilities (excluding facilities subsequently sold), 12 specialty hospitals and a contract therapy business having over 1,000 contracts acquired from HEALTHSOUTH Corporation on December 31, 1997 (the "Facility Acquisition") the acquisition of RoTech in October 1997, a home respiratory, home medical equipment and infusion therapy company, and the Company's discontinuance of its home health nursing business in the third quarter of 1998.

     Net revenues for the year ended December 31, 1998 increased $1,569.56 million, or 111.9% to $2,972.19 million from the comparable period in 1997. Such increase was attributable to (i) $985.72 million from inpatient services, which includes inpatient facilities, contract services and management and other, which were in operations in both periods, as well as, inpatient services acquired during 1997, including certain business from HEALTHSOUTH which were acquired on December 31, 1997, (ii) $467.86 million from home respiratory/infusion/DME companies operating in both periods and home respiratory/infusion/DME companies acquired during 1997, including RoTech, which was acquired in October 1997,
(iii) $4.81 million from diagnostic services in operation during 1997 and 1998, as well as, diagnostic services, acquired in 1997, and (iv) $34.04 million from lithotripsy services businesses acquired in 1997, which includes the Coram Lithotripsy Acquisition. Increases in recent business segments resulting from 1998 acquisitions are as follows: (i) $28.78 million from inpatient services,
(ii) $40.45 million from home respiratory/infusion/DME, and (iii) $7.90 million from lithotripsy services.

     Operating, general and administrative expense (including rent) increased $1,252.71 or 114.7%, from the year ended December 31, 1997. Such increase was attributable to (i) $833.40 million from inpatient services, which includes inpatient facilities, contract services and management and other, which were in operations in both periods, as well as inpatient services business acquired during 1997, including certain business from HEALTHSOUTH which was acquired on December 31, 1997 (ii) $357.54 million from home respiratory/infusion/DME companies acquired during 1997, including RoTech acquired in October 1997, and
(iii) 18.32 million from lithotripsy services business acquired in 1997, which includes the Coram Lithotripsy Acquisition. Increases in business segment expenses resulting from 1998 acquisitions are as follows: (i) $12.89 million from inpatient services, (ii) $29.06 million from home respiratory/ infusion/DME and (iii) $5.02 million from lithotripsy services.

     Depreciation and amortization increased to $156.72 million during the year ended December 31, 1998, a 179.1% increase as compared to $56.16 million in 1997. Of the $100.56 million increase, $4.59 million, or 4.6%, was attributable to depreciation and amortization of businesses acquired in 1998. The remaining increase was primarily due to depreciation and amortization related to increased routine and capital expenditures at existing facilities, increased debt issue costs and depreciation and amortization of inpatient services and home respiratory companies acquired during 1997.

     Net interest expense increased $143.77 million, or 151.5%, during the year ended December 31, 1998 to $238.65 million. The increase was primarily the result of the full year effect of the $750 million term loan borrowed in September 1997, the $400 million term loan borrowed in December 1997, increased borrowings under the revolving credit facility and the 9 1/4% Senior Subordinated Notes due 2008 issued in September 1997.

     During 1997, the Company recorded non-recurring charges of $123.46 million, consisting primarily of; a $27.55 million non-recurring charge resulting from the termination of its proposed merger with Coram; a $7.58 million gain on the sale of shares received on the sale of the pharmacy division; a $3.91 million gain on the sale of its remaining interest in ILC; and a $4.75 million charge resulting from termination payments in connection with the RoTech acquisition. In addition, in connection with the acquisitions of CCA, RoTech, the Coram Lithotripsy Division and certain businesses from HEALTHSOUTH, the Company chose to dispose of certain business activities, including the Company's physician practices, outpatient clinics, selected nursing facilities in nonstrategic markets, as well as all international activities. In addition, the Company terminated a national purchasing contract and wrote-off a purchase option deposit on certain managed facilities. As a result the Company recorded a non-recurring charge of $103.41 million.

     Earnings from continuing operations before income taxes and extraordinary items increased by 549.1% to $232.02 million for the year ended December 31, 1998 from $35.75 million for the comparable period in 1997. The increase was primarily due to certain non-recurring charges discussed above. Excluding the non-recurring charges, earnings before income taxes and extraordinary items in 1998 increased $72.82 million, or 45.7%, over 1997. Of this increase, $24.06 million, or 33.0%, resulted from acquisitions consummated subsequent to December 31, 1997. The remaining increase was due to acquisitions consummated during 1997 (principally the Facility Acquisition) and improved operations from inpatient services and home respiratory companies in operation during both periods. The provision for state and federal income taxes increased from $33.24 million in 1997 to $95.13 million in 1998. This increase was primarily the result of the non-recurring charge in 1997.

     In October 1998, the Company's Board of Directors adopted a plan to discontinue operations of the home health nursing segment. Accordingly, the operating results of the home nursing segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The operating loss through September 30, 1998 (the measurement date) was $35.90 million, net of the income tax benefit of $26.0 million. The loss on the disposal of assets, including estimated loss from measurement date through the expected disposal date (June 30, 1999) is $168.97 million, net of the income tax benefit of $57.3 million. The Company has reclassified its prior financial statements to present the operating results of the home health nursing segment as a discontinued operation.

     Net loss and diluted loss per share for 1998 were $67.98 million and $1.08 per share, respectively, compared to net loss and diluted loss per share for 1997 of $33.5 million and $0.60 per share. During

1998 the Company incurred a $204.87 million loss from discontinued operations, compared to $13.63 million in 1997. During the year ended December 31, 1997, the Company incurred a $20.55 million (net of tax benefit), or 53 cents per share (diluted), extraordinary loss on the extinguishment of debt and incurred a $1.83 million (net of tax benefit), or 5 cents per share (diluted), loss on a cumulative effect of accounting change related to the Company's adoption of EITF 97-13, which required the Company to write-off the unamortized balance of costs of business process engineering and information technology projects. There were no extraordinary items or cummulative effect of accounting change in 1998. Weighted average shares increased from 38,899,000 (diluted) in 1997 to 56,257,000 (diluted) in 1998. The weighted average shares increased because the approximately $15.6 million shares issued in the RoTech Acquisition in October 1997 were outstanding for all of 1998 and in June 1998 $114.80 million aggregate principal amount of the Company's 6% Convertible Subordinated Debentures due 2003 were converted into approximately 3.57 million shares.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net revenues for the year ended December 31, 1997 increased $199.00 million, or 16.5%, to $1,402.63 million from the comparable period in 1996. Such increase was attributable to (i) $52.93 million from inpatient services, which includes inpatient facilities, contract services and management and other, which were in operation in both periods, as well as inpatient services acquired during 1996, partially offset by the sale of its pharmacy division, which had $63.6 million in revenues in 1996, (ii) $10.74 million from home respiratory/infusion/DME companies operating in both periods, (iii) $24.71 million from diagnostic services operations during 1996 and 1997 and (iv) and revenues from the Company's new, Lithotripsy business segment, entered into through the acquisition of Coram Lithotripsy in 1997. Increases in business segment revenue resulting from 1997 acquisitions are as follows: (i) $52.17 million from inpatient services, (ii) $102.54 million from home respiratory/infusion/DME, (iii) $5.43 million from diagnostic services and (iv) $14.08 million from lithotripsy services.

     Operating, general and administrative expenses (including rent) increased $79.3 million or 7.83% from the year ended December 31, 1997. Such increase was attributable to (i) $47.15 million from inpatient services, which includes inpatient facilities, contract services and management and other, which were in operation in both periods, as well as, inpatient services acquired during 1996, partially offset by the sale of its pharmacy division (ii) $6.99 million from home respiratory/infusion/DME companies operating in both periods, and (iii) $25.99 million from diagnostic services in operation during 1996 and 1997. Increases in business segment operating, general, and administrative expenses (including rent) resulting from 1997 acquisitions are as follows; (i) $40.45 million from inpatient services, (ii) $67.17 million from home respiratory/infusion/DME, (iii) $4.43 million from diagnostic services and (iv) $6.81 million from lithotripsy services.

     Depreciation and amortization increased to $56.16 million during the year ended December 31, 1997, a 50.9% increase as compared to $37.22 million in 1996. Of the $18.94 million increase, $10.71 million, or 56.5%, was attributable to depreciation and amortization from businesses acquired in 1997. The remaining increase was primarily due to the amortization and depreciation related to increased routine and capital expenditures at existing facilities, increased debt issue costs and depreciation and amortization relating to companies acquired during 1996. Net interest expense increased $35.05 million, or 58.6%, during the year ended December 31, 1997 to $94.88 million. The increase was primarily the result of the full year effect of the 10 1/4% Senior Subordinated Notes due 2006 issued in May 1996, the 9 1/2% Senior Subordinated Notes due 2007 issued in May 1997, the 9 1/4% Senior Subordinated Notes due 2008 issued in September 1997 and the $750 million term loan borrowed in September 1997, partially offset by the repurchase of substantially all the Company's outstanding 9 5/8% Senior Subordinated Notes due 2002 and the 10 3/4% Senior Subordinated Notes due 2004, the payoff of the Company's $700 million revolving credit facility and lower interest rates.

     During 1997 the Company recorded non-recurring charges of $123.46 million, consisting primarily of; a $27.55 million non-recurring charge resulting from the termination of its proposed merger with Coram; a $7.58 million gain on the sale of shares received on the sale of the pharmacy division; a $3.91 million gain on the sale of its remaining interest in ILC; and a $4.75 million charge resulting from termination payments in connection with the RoTech acquisition. In addition, in connection with the acquisitions of CCA, RoTech, the Coram Lithotripsy Division and certain businesses from HEALTHSOUTH, the Company chose to dispose of certain business activities, including the Company's physician practices, outpatient clinics, selected nursing facilities in nonstrategic markets, as well as all international activities. In addition, the Company terminated a national purchasing contract and wrote-off a purchase option deposit on certain managed facilities. As a result the Company recorded a non-recurring charge of $103.41 million. In 1996, IHS had non-recurring income of $17.98 million, consisting primarily of a gain of $34.30 million from the sale of the pharmacy division, partially offset by a loss of $8.50 million from its sale of shares of ILC and, a $7.82 million loss related to the termination of a management contract .

     Earnings from continuing operations before income taxes, extraordinary items and cumulative effect of accounting changes decreased by 68.2% to $35.75 million for the year ended December 31, 1997 from $112.24 million for the comparable period in 1996. The decrease was primarily due to certain non-recurring charges discussed above. Excluding the non-recurring income and charges, earnings from continuing operations before income taxes and extraordinary items in 1997 increased $64.94 million, or 68.9%, over 1996. Of this increase, $34.0 million, or 52.4%, resulted from acquisitions consummated subsequent to December 31, 1996. The remaining increase was due to acquisitions consummated during 1996 and improved operations from inpatient services and home respiratory and lithotripsy companies in operation during both periods. The provision for state and federal income taxes decreased from $64.01 million in 1996 to $33.24 million in 1997. This decrease was primarily the result of the non-recurring charge in 1997 and the disproportionately high income tax provision related to the sale of the Company's pharmacy division in 1996. Because the Company's investment in the common stock received in the sale of the Company's pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes. Net loss and diluted loss per share for 1997 was $33.51 million and 60 cents per share, respectively, compared to net earnings and diluted earnings per share for 1996 of $46.33 million and $1.78 per share. During the year ended December 31, 1997, the Company incurred a $20.55 million (net of tax benefit), or 53 cents per share (diluted), extraordinary loss on the extinguishment of debt, as compared to $1.43 million, or 6 cents per share (diluted), in 1996. During 1997 the Company incurred a $1.83 million (net of tax benefit), or 5 cents per share (diluted), loss on a cumulative effect of accounting change related to the Company's adoption of EITF 97-13, which required the Company to write-off the unamortized balance of costs of business process engineering and information technology projects. Weighted average shares in increased from 31,564,000 (diluted) in 1996 to 38,899,000 (diluted) in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had net working capital of $341.2 million, as compared with $43.4 million at December 31, 1997. There are no material capital commitments for capital expenditures as of the date of this filing. Patient accounts receivable and third-party payor settlements receivable increased $119.27 million to $649.11 million at December 31, 1998, as compared to $529.84 million at December 31, 1997. Of the $119.27 million increase, $31.90 million relates primarily to acquisitions of inpatient services businesses in 1998 and $87.37 million relates to activities in operation during both years. Gross patient accounts receivable were $735.17 million at December 31, 1998 as compared with $610.22 million at December 31, 1997. Third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) were $103.76 million at December 31, 1998 as compared to $88.40 million at December 31, 1997.

     All remaining balance sheet increases were due to acquisitions and normal growth in operations in both years which was consistent with the growth in revenues of such operations in 1997.

     The Company recorded deferred tax assets in connection with business acquisitions of $32.09 million in 1997, which, net of a valuation allowance of $24.40 million related thereto, has been applied as a reduction in goodwill. The valuation allowance is necessary because it relates to net operating loss carryforwards of acquired companies and therefore realization is subject to various limitations under the Internal Revenue Code. In 1998, the Company recorded deferred tax liabilities in connection with business acquisitions of $25.88 million which has been applied as an increase in goodwill. In addition, the

Company is still in the process of reviewing the acquired companies' operations in connection with its integration plans and will be re-evaluating its assessment of recoverability in 1998 in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Any reduction in the valuation allowance will be recorded as a reduction of goodwill recorded on such 1997 acquisitions. The pre-acquisition separate company net operating loss carryforwards expire in years 1998 through 2009.

     The Company has outstanding $500 million aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2008 (the "9 1/4% Senior Notes"), $450 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Senior Notes"), $150 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "10 1/4% Senior Subordinated Notes"), $132,000 aggregate principal amount of other senior subordinated notes and $145.78 million aggregate principal amount of subordinated convertible debentures. The indentures under which the 10 1/4% Senior Notes, the 9 1/2% Senior Notes and the 9 1/4% Senior Notes were issued contain certain covenants, including, but not limited to, covenants with respect to the following matters:
(i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt; (iii) limitations on liens; (iv) limitations on the issuance of preferred stock by IHS' subsidiaries; (v) limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person; and (ix) limitations on investments and loans.

     On September 15, 1997, the Company entered into a $1.75 billion revolving credit and term loan facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility") to replace its existing $700 million revolving credit facility. The New Credit Facility consists of a $750 million term loan facility (the "Term Facility") and a $1 billion revolving credit facility, including a $100 million letter of credit subfacility and a $10 million swing line subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on September 17, 1997, matures on September 30, 2004. As of December 31, 1998, $742.5 million was outstanding and will be amortized as follows: each of 1999, 2000, 2001 and 2002 -- $7.5 million (payable in equal quarterly installments); 2003 -- $337.5 million (payable in equal quarterly installments); and 2004 -- $375 million (payable in equal quarterly installments). Any unpaid balance will be due on the maturity date. The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between two and three-quarters percent and three and one quarter percent (depending on the ratio of the Company's Debt (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between one and one-half and two percent (depending on the Debt/EBITDAR Ratio). The Term Facility can be prepaid at any time in whole or in part without penalty.

     In connection with the acquisition of certain businesses from HEALTHSOUTH, IHS and the lenders under the New Credit Facility amended the New Credit Facility to provide for an additional $400 million term loan facility (the "Additional Term Facility") to finance a portion of the purchase price for the acquisition and to amend certain covenants to permit the consummation of the acquisition. The Additional Term Facility, which was borrowed at the closing of the acquisition, matures on December 31, 2005. As of December 31, 1998, $396 million was oustanding and will be amortized as follows: each of 1999, 2000, 2001, 2002 and 2003 -- $4 million (payable in equal quarterly installments); 2004 -- $176 million (payable in equal quarterly installments); and 2005 -- $200 million (payable in equal quarterly installments). The Additional Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between three percent and three and one-half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of
(a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between one and three quarters percent and two and one-quarter percent (depending on the Debt/ EBITDAR Ratio). The Additional Term Facility can be prepaid at any time in whole or in part without penalty.

     The Revolving Facility will reduce to $800 million on January 1, 2001, $600 million on Janaury 1, 2002, $500 million on September 30, 2002 and $400 million on January 1, 2003, with a final maturity on September 15, 2003; however, the $100 million letter of credit subfacility and $10 million swing line subfacility will remain at $100 million and $10 million, respectively, until final maturity. The Revolving Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between two percent and two and three-quarters percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between three quarters of one percent and one and one-half percent (depending on the Debt/EBITDAR Ratio). Amounts repaid under the Revolving Facility may be reborrowed prior to the maturity date. At December 31, 1998 $766 million was outstanding under the Revolving Facility.

     The New Credit Facility limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, and to merge or consolidate with any other person and prohibits the repurchase of Common Stock. In addition, the New Credit Facility requires that IHS meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments under the facility, if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins, IHS' Chairman and Chief Executive Officer, or a group managed by Dr. Elkins, owns more than 40% of IHS' stock. The New Credit Facility is guaranteed by all of IHS' subsidiaries (other than inactive subsidiaries) and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries.

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

     Net cash provided by operating activities was $80.40 million for the year ended December 31, 1998 as compared to $73.4 million provided by operating activities for the comparable period in 1997. Cash provided by operating activities for the year ended December 31, 1998 increased from the comparable period in 1997 primarily as a result of an increase in net earnings from continuing operations, partially offset by an increase in patient accounts and third-party payor settlements receivable and a decrease in accounts payable and accrued expenses.

     Net cash provided by financing activities was $249.57 million for the year ended December 31, 1998 as compared to $1,688.83 million for the comparable period in 1997. In both periods, the Company received proceeds from long-term borrowings. In 1997 the Company repurchased 548,500 shares of its Common Stock for approximately $19.81 million. In addition, in 1998 the Company reissued in connection with an acquisition 347,700 shares of its Common Stock in treasury, which shares had been repurchased during 1997. IHS also reissued 658,824 shares of its Common Stock in treasury to fund its Key Employee Supplemental Executive Retirement Plans, which shares were repurchased in 1998. In 1998 IHS repurchased 1,060,500 shares of Common Stock for approximately $18.47 million.

     Net cash used by investing activities was $259.64 million for the year ended December 31, 1998 as compared to $1,721.04 million for the year ended December 31, 1997. Cash used for the purchase of property, plant and equipment was $222.27 million for the year ended December 31, 1998 and $126.86 million in the comparable period in fiscal 1997. Cash used for business acquisitions was $206.93 million for 1998 as compared to $1,560.40 million for 1997. On December 31, 1997, the Company consummated the Facility Acquisition for approximately $1.16 billion in cash.

     IHS' contingent liabilities (other than liabilities in respect of litigation and the contingent payments in respect of the First American acquisition) aggregated approximately $122.60 million as of December 31, 1998. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a pur-chase price equal to the greater of $7.13 million or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $28.90 million at December 31, 1998 to secure certain of the Company's self-insured workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $86.57 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is also obligated to make contingent payments of $155 million in respect of IHS' acquisition of First American, of which $122.05 million (representing its present value) was recorded on the balance sheet at December 31, 1998. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. See " -- Acquisition and Divestiture History -- Acquisitions." In addition, IHS has obligations under operating leases aggregating approximately $878.04 million at December 31, 1998.

     The liquidity of the Company will depend in large part on the timing of payments by private third-party and governmental payors.

     The Company anticipates that working capital from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1999. The Company will fund future acquisitions with a combination of cash flow from operations, bank borrowings and debt and equity offerings.

YEAR 2000 COMPLIANCE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue and has substantially completed an implementation plan to resolve this issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. As part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software and embedded technologies. IHS began implementation of its Year 2000 plan in January 1997 and all business segments have been examined. An inventory of all equipment and systems supported by IHS' Information Technology department has been compiled and compliance has been verified. The Year 2000 Project is approximately 55% complete and it is anticipated that the project will be substantially implemented by June 1999. Periodic meetings are being held with the Board of Directors and senior management to ensure that the project stays on schedule.

     During the year ended December 31, 1998, expenditures related to the Year 2000 issue totaled approximately $5.8 million. The Company currently estimates that an additional $5.2 million will be spent to complete the project, although additional amounts may be required. The costs will be funded through cash from operations and borrowings under the Revolving Facility and are being expensed as incurred.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposures. This Statement is effective for all fiscal quarters of 2000. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In March 1998 the Accounting Standards Executive Committee ("ASEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance as to whether certain costs for internal use software should be capitalized or expensed when incurred. In addition, in June 1998 the ASEC issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs. It requires costs of start-up activities to be expensed as incurred. SOP 98-1 and 98-5 are effective for 1999. The Company does not expect the adoption of SOP 98-1 and 98-5 to have a material impact on the financial statements.

QUARTERLY RESULTS (UNAUDITED)

     Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters.

                                                             THREE MONTHS ENDED
                                              ------------------------------------------------
                                                                    1997
                                              ------------------------------------------------
                                                MARCH 31     JUNE 30    SEPT. 30     DEC. 31
                                              ------------ ----------- ---------- ------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues ..............................   $314,042     323,385    323,159      442,042
Cost and expenses:
 Operating, general and administrative ex-
  penses ....................................    233,854     227,591    231,847      324,825
 Depreciation and amortization ..............     10,892      11,808     12,597       20,865
 Rent .......................................     17,350      18,587     18,592       19,826
 Interest (loss), net .......................     16,727      18,195     22,695       37,263
 Non-recurring charges (income)(1) ..........     (1,025)     21,072         --      103,409
                                                --------     -------    -------      -------
 Earnings (loss) from continuing operations
  before equity in earnings of affiliates,
  income taxes, extraordinary items and
  cumulative effect of accounting change.....     36,244      26,132     37,428      (64,146)
Equity (loss) in earnings of affiliates .....        181         (83)      (811)         801
                                                --------     -------    -------      -------
 Earnings (loss) from continuing  operations
  before income taxes,  extraordinary
  items and cumulative effect of account-
  ing change ................................     36,425      26,049     36,617      (63,345)
Federal and state income taxes ..............     14,388      10,289     14,464       (5,903)
 Earnings (loss) from continuing operations
  before extraordinary items and cumula-
  tive effect of accounting change ..........     22,037      15,760     22,153      (57,442)
Loss from discontinued operations(2) ........     (3,124)     (6,609)    (1,658)      (2,240)
 Earnings (loss) before extraordinary items
  and cumulative effect of accounting
  change ....................................     18,913       9,151     20,495      (59,682)
Extraordinary items(3) ......................         --      18,168      2,384           --
                                                --------     -------    -------      -------
 Earnings (loss) before cumulative effect of
  accounting change .........................     18,913      (9,017)    18,111      (59,682)
Cumulative effect of accounting change(4)....         --          --         --        1,830
                                                --------     -------    -------      -------
 Net earnings (loss) ........................   $ 18,913      (9,017)    18,111      (61,512)
                                                ========     =======    =======      =======
Per Common Share-basic(5):
 Earnings (loss) from continuing operations
  before extraordinary items and cumula-
  tive effect of accounting change ..........   $   0.93         0.63       0.87       (1.48)
 Earnings (loss) before extraordinary items
  and cumulative effect of accounting
  change ....................................       0.80         0.37       0.80       (1.54)
 Earnings (loss) before cumulative effect in
  accounting change .........................       0.80        (0.36)      0.71       (1.54)
 Net earnings (loss) ........................   $   0.80        (0.36)      0.71       (1.58)
                                                ========     ========   ========     =======
Per Common Share-Diluted(5):
 Earnings (loss) from continuing operations
  before extraordinary items and cumula-
  tive effect of accounting change ..........   $   0.72         0.51       0.67       (1.48)
 Earnings (loss) before extraordinary items
  and cumulative effect of accounting
  change ....................................       0.63         0.32       0.63       (1.54)
 Earnings (loss) before cumulative effect in
  accounting change .........................       0.63         0.18       0.56       (1.54)
 Net earnings (loss) ........................   $   0.63         0.18       0.56       (1.58)
                                                ========     ========   ========     =======

                                                            THREE MONTHS ENDED
                                              -----------------------------------------------
                                                                   1998
                                              -----------------------------------------------
                                               MARCH 31    JUNE 30      SEPT. 30     DEC. 31
                                              ---------- ----------- ------------- ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Total revenues ..............................  761,687     740,754       750,852    718,893
Cost and expenses:
 Operating, general and administrative ex-
  penses ....................................  569,501     541,755       547,603    560,078
 Depreciation and amortization ..............   35,601      36,595        39,456     45,067
 Rent .......................................   29,510      30,308        31,173     35,256
 Interest (loss), net .......................   60,658      58,187        59,820     59,982
 Non-recurring charges (income)(1) ..........       --          --            --         --
                                               -------     -------       -------    -------
 Earnings (loss) from continuing operations
  before  equity in  earnings  of affiliates,
  income taxes, extraordinary items and
  cumulative effect of accounting change.....   66,417      73,909        72,800     18,510
Equity (loss) in earnings of affiliates .....      270         184           161       (231)
                                               -------     -------       -------    -------
 Earnings (loss) from continuing  operations
  before income taxes,  extraordinary
  items and cumulative effect of account-
  ing change ................................   66,687      74,093        72,961     18,279
Federal and state income taxes ..............   27,342      30,378        29,914      7,494
 Earnings (loss) from continuing operations
  before extraordinary items and cumula-
  tive effect of accounting change ..........   39,345      43,715        43,047     10,785
Loss from discontinued operations(2) ........   (1,764)     (2,217)     (200,889)        --
 Earnings (loss) before extraordinary items
  and cumulative effect of accounting
  change ....................................   37,581      41,498      (157,842)    10,785
Extraordinary items(3) ......................       --          --            --         --
                                               -------     -------      --------    -------
 Earnings (loss) before cumulative effect of
  accounting change .........................   37,581      41,498      (157,842)    10,785
Cumulative effect of accounting change(4)....       --          --            --         --
                                               -------     -------      --------    -------
 Net earnings (loss) ........................   37,581      41,498      (157,842)    10,785
                                               =======     =======      ========    =======
Per Common Share-basic(5):
 Earnings (loss) from continuing operations
  before extraordinary items and cumula-
  tive effect of accounting change ..........     0.91         .95          0.82       0.21
 Earnings (loss) before extraordinary items
  and cumulative effect of accounting
  change ....................................     0.87        0.90         (3.02)      0.21
 Earnings (loss) before cumulative effect in
  accounting change .........................     0.87        0.90         (3.02)      0.21
 Net earnings (loss) ........................     0.87        0.90         (3.02)      0.21
                                               ========    ========     =========   ========
Per Common Share-Diluted(5):
 Earnings (loss) from continuing operations
  before extraordinary items and cumula-
  tive effect of accounting change ..........     0.77        0.80          0.77       0.21
 Earnings (loss) before extraordinary items
  and cumulative effect of accounting
  change ....................................     0.73        0.76         (2.72)      0.21
 Earnings (loss) before cumulative effect in
  accounting change .........................     0.73        0.76         (2.72)      0.21
 Net earnings (loss) ........................     0.73        0.76         (2.72)      0.21
                                               ========    ========     =========   ========

----------

(1) In 1997, consists primarily of (i) a gain in the first quarter of $7,580,000 realized on the shares of Capstone common stock received in the sale of its pharmacy division, (ii) the write-off in the first quarter of $6,555,000 of accounting, legal and other costs resulting from the proposed merger transaction with Coram, (iii) the payment in the second quarter to Coram of $21,000,000 in connection with the termination of the proposed merger transaction with Coram, (iv) a gain in the third quarter of $3,914,000 from the ILC Sale, (v) a loss in the third quarter of $4,750,000 from termination payments in connection with the RoTech acquisition and (vi) a loss in the fourth quarter of $103,409,000 resulting from its plan to dispose of certain non-strategic assets to allow the Company to focus on its core operations. See Note 20 of Notes to Consolidated Financial Statements.

(2) Represents loss from operations in all periods and loss on disposition in the third quarter of 1998 of its home health nursing segment which was discontinued in the third quarter of 1998. See note 8 of Notes to Consolidated Financial Statements.

(3) Extraordinary items relate to extinguishment of debt. See Note 17 of Consolidated Financial Statements.

(4) Represents the write-off, net of income tax benefits, of the unamortized balance of costs of business process engineering and information technology projects. See Note 21 of Notes to Consolidated Financial Statements.

(5) The share and per share information have been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was required to be adopted by the Company effective with its financial statements for the year ended December 31, 1997. See Notes 1(n) and 13 of Notes to Consolidated Financial Statements. The diluted weighted average number of common shares outstanding for each quarter includes the assumed conversion of the convertible subordinated debentures into IHS Common Stock. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating diluted earnings per share.

     From January 1, 1997 through December 31, 1998, the Company acquired 97 geriatric care facilities (including 2 facilities which it had previously managed and 9 facilities which it has previously leased), leased 147 geriatric care facilities and entered into management agreements to manage 26 geriatric care facilities. During this period, the Company sold its interest in 31 geriatric care facilities (including 10 geriatric care facilities that it currently manages) and agreements to manage 26 facilities were terminated. During this period, the Company's sold its remaining 37% interest in its assisted living division and discontinued its home health nursing division. See "-- Acquisition and Divestiture History -- Divestitures."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company utilizes interest rate swap agreements to manage interest rate exposure on its floating rate revolving credit and term loan facility. The principal objective of such contracts is to minimize the risks and/or costs associated with financial operating activities. Each interest rate swap is matched as a hedge against existing floating rate debt. The Company does not hold derivatives financial instruments for trading or speculative purposes. At December 31, 1998, the Company had outstanding $1.05 billion notional amount of floating to fixed interest rate swap agreements. These swap agreements expire at various dates through 2004 and effectively convert an aggregate principal amount of $1.05 billion of variable rate long-term debt into fixed rate borrowings. The variable interest rates are based on the three month LIBOR rate (5.066% at December 31, 1998). The weighted average fixed interest rate under these agreements was 5.98% at December 31, 1998.

     The following table provides information as of December 31, 1998, about the Company's floating rate debt and derivative financial instruments that are sensitive to changes in interest rates, including interest rate swaps and the Company's Term and Revolving Credit Facilities. For debt obligations, the table presents principal cash flows and related interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted average fixed and floating interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. All debt and swaps are denominated in US dollars.

PRINCIPAL PAYMENTS AND INTEREST RATE DETAIL BY CONTRACTUAL MATURITY

                                             1999       2000         2001          2002
              (IN THOUSANDS)              --------- ------------ ------------ -------------
Floating Rate Debt:
 Revolving Credit Facility ..............  $    --   $       --   $       --    $ 266,000
 Floating Interest Rate(a)
 Term Loan Facility .....................    7,500        7,500        7,500        7,500
 Floating Interest Rate(b)
 Additional Term Loan Facility ..........    4,000        4,000        4,000        4,000
 Floating Interest Rate(c)

Floating to Fixed Interest Rate Swaps
 Notional Amounts .......................       --      250,000      150,000      350,000
 Weighted Average Fixed Rate Payment.....       --         5.89%        5.94%        5.88%
 Floating Rate Payment(d)

                                                                                      FAIR VALUE
                                                                                         AS OF
                                              2003     THEREAFTER       TOTAL          12/31/98
              (IN THOUSANDS)              ----------- ------------ -------------- ------------------
Floating Rate Debt:
 Revolving Credit Facility ..............  $      --   $ 500,000    $    766,000     $   766,000
 Floating Interest Rate(a)
 Term Loan Facility .....................    337,500     375,000         742,500         742,500
 Floating Interest Rate(b)
 Additional Term Loan Facility ..........      4,000     376,000         396,000         396,000
 Floating Interest Rate(c)

Floating to Fixed Interest Rate Swaps
 Notional Amounts .......................         --     300,000       1,050,000         (40,185)(e)
 Weighted Average Fixed Rate Payment.....         --        6.20%           5.98%
 Floating Rate Payment(d)


----------
(a) Floating rates based on 90-day USD LIBOR plus Revolving Credit Facility Borrowing Rate Margin. Margin was .50% at December 31, 1998

(b) Floating rates based on 90-day USD LIBOR plus Term Loan Facility Borrowing Rate Margin. Margin was 1.75% at December 31, 1998.

(c) Floating rates based on 90-day USD LIBOR plus Additional Term Loan Facility Borrowing Rate Margin. Margin was 2.25% at December 31, 1998.

(d)  Based on 90-day USD LIBOR plus 1.50%.

(e)  Due to  increases  in interest  rates  during the 1st quarter of 1999,  the
     negative  fair  value  of  the  existing   swap   portfolio  has  decreased
     substantially.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                      -----
     Independent Auditors' Report .................................................     59
     Consolidated Balance Sheets at December 31, 1997 and 1998 ....................     60
     Consolidated Statements of Operations for the years ended December 31, 1996,
       1997 and 1998 ..............................................................     61
     Consolidated Statements of Comprehensive Income (Loss) for the years ended
       December 31, 1996, 1997 and 1998 ...........................................     62
     Consolidated Statements of Stockholders' Equity for the years ended Decem-
       ber 31, 1996, 1997 and 1998 ................................................     63
     Consolidated Statements of Cash Flows for the years ended December 31, 1996,
       1997 and 1998 ..............................................................     64
     Notes to Consolidated Financial Statements ...................................     65
     Schedule II -- Valuation and Qualifying Accounts .............................    105


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Health Services, Inc. and subsidiaries at December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Baltimore, Maryland
March 30, 1999

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                      1997             1998
                                                                                 --------------   --------------
                                   ASSETS
Current Assets:
 Cash and cash equivalents ...................................................     $   60,333       $   31,391
 Temporary investments .......................................................          8,042           12,828
 Patient accounts and third-party payor settlements receivable, net (note
   3) ........................................................................        529,837          649,106
 Inventories, prepaid expenses and other current assets ......................         45,831           75,945
 Income tax receivable .......................................................             --           39,320
 Net assets of discontinued operations (note 8) ..............................             --           12,500
                                                                                   ----------       ----------
   Total current assets ......................................................        644,043          821,090
Property, plant and equipment, net (note 5) ..................................      1,280,960        1,469,122
Assets held for sale (note 2) ................................................        111,629            7,500
Intangible assets (notes 2 and 6) ............................................      2,687,107        2,970,163
Investments in and advances to affiliates (note 4) ...........................         19,527           16,343
Other assets .................................................................         77,173          108,910
Net assets of discontinued operations (note 8) ...............................        181,713               --
                                                                                   ----------       ----------
   Total assets ..............................................................     $5,002,152       $5,393,128
                                                                                   ==========       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current maturities of long-term debt (note 9) ...............................     $   34,533       $   16,760
 Accounts payable and accrued expenses (note 7) ..............................        563,727          463,130
 Income tax payable ..........................................................          2,426               --
                                                                                   ----------       ----------
   Total current liabilities .................................................        600,686          479,890
                                                                                   ----------       ----------
Long-term debt (note 9):
 Revolving credit and term loan facility less current maturities .............      1,673,500        1,893,000
 Mortgages and other long-term debt less current maturities ..................        150,402          227,269
 Subordinated debt ...........................................................      1,361,046        1,245,908
                                                                                   ----------       ----------
   Total long-term debt ......................................................      3,184,948        3,366,177
                                                                                   ----------       ----------
Other long-term liabilities (note 10) ........................................        123,042          169,099
Deferred income taxes (note 14) ..............................................             --           41,355
Deferred gain on sale-leaseback transactions .................................          5,315            4,642
Commitments and contingencies (notes 11, 12, 15 and 22)
Stockholders' equity (note 12): ..............................................
 Preferred stock, authorized 15,000,000 shares; no shares issued and out-
   standing in 1997 and 1998 .................................................             --               --
 Common stock, $0.001 par value. Authorized 150,000,000 shares; issued
   43,098,373 shares in 1997 and 52,416,527 shares in 1998 (including
   548,500 treasury shares in 1997 and 602,476 treasury shares in 1998) .                  43               53
 Additional paid-in capital ..................................................      1,062,436        1,370,049
 Retained earnings (deficit) .................................................         45,495          (22,483)
 Treasury stock, at cost (548,500 shares in 1997 and 602,476 shares in
   1998) .....................................................................        (19,813)         (15,654)
                                                                                   ----------       ----------
   Net stockholders' equity ..................................................      1,088,161        1,331,965
                                                                                   ----------       ----------
   Total liabilities and stockholders' equity ................................     $5,002,152       $5,393,128
                                                                                   ==========       ==========


          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------------------
                                                                                      1996            1997            1998
                                                                                 -------------   -------------   -------------
Total revenues ...............................................................    $1,203,626      $1,402,628      $2,972,186
                                                                                  ----------      ----------      ----------
Costs and expenses:
 Operating, general and administrative expenses ..............................       942,192       1,018,117       2,218,937
 Depreciation and amortization ...............................................        37,223          56,162         156,719
 Rent (note 11) ..............................................................        70,949          74,355         126,247
 Interest (net of investment income of $2,233 in 1996, $7,629 in 1997
   and $1,183 in 1998) (note 9) ..............................................        59,826          94,880         238,647
 Non-recurring charges (income), net (note 20) ...............................       (17,976)        123,456              --
                                                                                  ----------      ----------      ----------
   Total costs and expenses ..................................................     1,092,214       1,366,970       2,740,550
                                                                                  ----------      ----------      ----------
   Earnings from continuing  operations before equity in earnings of affiliates,  income taxes, extraordinary items and cumulative effect
    of accounting change .....................................................       111,412          35,658         231,636
Equity in earnings of affiliates (note 4) ....................................           828              88             384
                                                                                  ----------      ----------      ----------
   Earnings from continuing operations before income taxes, extraordi-
    nary items and cumulative effect of accounting change ....................       112,240          35,746         232,020
Federal and state income taxes (note 14) .....................................        64,008          33,238          95,128
                                                                                  ----------      ----------      ----------
   Earnings from continuing operations before extraordinary items and
    cumulative effect of accounting change ...................................        48,232           2,508         136,892
Loss from discontinued operations (net of tax) (note 8) ......................           467          13,631         204,870
                                                                                  ----------      ----------      ----------
 Earnings (loss) before extraordinary items and cumulative effect of ac-
   counting change ...........................................................        47,765         (11,123)        (67,978)
Extraordinary items (note 17) ................................................         1,431          20,552              --
                                                                                  ----------      ----------      ----------
   Earnings (loss) before cumulative effect of accounting change .............        46,334         (31,675)        (67,978)
Cumulative effect of accounting change (note 21) .............................            --           1,830              --
                                                                                  ----------      ----------      ----------
   Net earnings (loss) .......................................................    $   46,334      $  (33,505)     $  (67,978)
                                                                                  ==========      ==========      ==========
Per Common Share -- basic:
 Earnings from continuing operations before extraordinary items and cu-
   mulative effect of accounting change ......................................    $     2.14      $     0.09      $     2.83
 Earnings (loss) before extraordinary items and cumulative effect of ac-
   counting change ...........................................................          2.12         (  0.39)          (1.40)
 Earnings (loss) before cumulative effect of accounting change ...............          2.06         (  1.12)          (1.40)
 Net earnings (loss) .........................................................    $     2.06      $    (1.19)     $    (1.40)
                                                                                  ==========      ==========      ==========
Per Common Share -- diluted:
 Earnings from continuing operations before extraordinary items and cu-
   mulative effect of accounting change ......................................    $     1.84      $     0.33      $     2.56
 Earnings (loss) before extraordinary items and cumulative effect of ac-
   counting change ...........................................................          1.83         (  0.02)          (1.08)
 Earnings (loss) before cumulative effect of accounting change ...............          1.78         (  0.55)          (1.08)
 Net earnings (loss) .........................................................    $     1.78      $    (0.60)     $    (1.08)
                                                                                  ==========      ==========      ==========


          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (DOLLARS IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                        1996           1997            1998
                                                                     ----------   -------------   -------------
Net earnings (loss) ..............................................    $46,334       $ (33,505)      $ (67,978)
Other comprehensive earnings (loss), net of tax:
 Unrealized gain (loss) on available for sale securities .........      5,756          (5,756)             --
                                                                      -------       ---------       ---------
Comprehensive earnings (loss) ....................................    $52,090       $ (39,261)      $ (67,978)
                                                                      =======       =========       =========

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                          ADDITIONAL
                                                                    PREFERRED   COMMON     PAID-IN
                                                                      STOCK      STOCK     CAPITAL
                                                                   ----------- -------- -------------
Balance at December 31, 1995 .....................................     $--        $22    $  410,345
 Issuance of 1,632,873 common shares in connection with
  acquisitions and management agreements (note 2) ................      --          2        35,435
 Re-issuance of 400,600 common shares of treasury stock
  in payment of earn-out in connection with prior ac-
  quisitions .....................................................      --         --        (3,592)
 Issuance of 68,661 common shares in connection with
  employee stock purchase plan ...................................      --         --         1,401
 Exercise of employee stock options for 141,382 common
  shares .........................................................      --         --         2,078
 Unrealized gain on available for sale securities ................      --         --            --
 Declaration of cash dividend, $0.02 per common share ............      --         --            --
 Net earnings ....................................................      --         --            --
                                                                       ---        ---    ----------
Balance at December 31, 1996 .....................................      --         24       445,667
                                                                        --        ---    ----------
 Issuance of 976,504 common shares in payment of earn-
  out in connection with prior acquisition (note 2) ..............      --          1        26,438
 Issuance of 16,993,217 common shares in connection with
  acquisitions (note 2) ..........................................      --         17       553,385
 Issuance of 81,434 common shares in connection with em-
  ployee stock purchase plan .....................................      --         --         1,757
 Exercise of employee stock options for 1,418,968 common
  shares .........................................................      --          1        28,169
 Tax benefit arising from exercise of employee stock op-
  tions ..........................................................      --         --         7,020
 Reversal of unrealized gain on available for sale securities           --         --            --
 Acquisition of 548,500 common shares of treasury stock
  (at cost) ......................................................      --         --            --
 Declaration of cash dividend, $0.02 per common share.............      --         --            --
 Net loss ........................................................      --         --            --
                                                                       ---        ---    ----------
Balance at December 31, 1997 .....................................      --         43     1,062,436
                                                                       ---        ---    ----------
 Exercise of employee stock options for 3,511,717  common  shares, less 498,407 shares tendered therefor at a value
  of $16,286......................................................      --          3        56,683
 Issuance of 51,186 common shares in connection with em-
  ployee stock purchase plan .....................................      --         --         1,079
 Issuance of 2,456,746 common shares in connection with
  acquisitions (note 2) ..........................................      --          3        80,764
 Re-issuance of 347,700 common shares of treasury stock
  in connection with acquisitions ................................      --         --          (351)
 Re-issuance of 658,824 common shares of treasury stock
  to fund Key Employee Supplemental Executive Retire-
  ment Plan ......................................................      --         --        (2,569)
 Acquisition of 1,060,500 common shares of treasury stock
  (at cost) ......................................................      --         --            --
 Issuance of 223,466 common shares in connection with
  debt payments ..................................................      --         --         8,554
 Value of 1,841,700 options issued in connection with ac-
  quisition of Rotech Medical Corporation ........................      --         --        32,743
 Tax benefit arising from exercise of employee stock op-
  tions ..........................................................      --         --        21,332
 Issuance of 3,573,446 common shares in connection with
  the conversion of the Company's 6% convertible subor-
  dinated debentures, less issuance costs of $5,417...............      --          4       109,378
 Net loss ........................................................      --         --            --
                                                                       ---        ---    ----------
 Balance at December 31, 1998 ....................................     $--        $53    $1,370,049
                                                                       ===        ===    ==========

                                                                                   UNREALIZED
                                                                                     GAIN ON
                                                                      RETAINED    AVAILABLE FOR
                                                                      EARNINGS        SALE         TREASURY
                                                                     (DEFICIT)     SECURITIES       STOCK         TOTAL
                                                                   ------------- -------------- ------------- -------------
Balance at December 31, 1995 .....................................   $  33,951     $      --      $ (12,790)   $  431,528
 Issuance of 1,632,873 common shares in connection with
  acquisitions and management agreements (note 2) ................          --            --             --        35,437
 Re-issuance of 400,600 common shares of treasury stock
  in payment of earn-out in connection with prior ac-
  quisitions .....................................................          --            --         12,790         9,198
 Issuance of 68,661 common shares in connection with
  employee stock purchase plan ...................................          --            --             --         1,401
 Exercise of employee stock options for 141,382 common
  shares .........................................................          --            --             --         2,078
 Unrealized gain on available for sale securities ................          --         9,360             --         9,360
 Declaration of cash dividend, $0.02 per common share ............        (471)           --             --          (471)
 Net earnings ....................................................      46,334            --             --        46,334
                                                                     ---------     ---------      ---------    ----------
Balance at December 31, 1996 .....................................      79,814         9,360             --       534,865
                                                                     ---------     ---------      ---------    ----------
 Issuance of 976,504 common shares in payment of earn-
  out in connection with prior acquisition (note 2) ..............          --            --             --        26,439
 Issuance of 16,993,217 common shares in connection with
  acquisitions (note 2) ..........................................          --            --             --       553,402
 Issuance of 81,434 common shares in connection with em-
  ployee stock purchase plan .....................................          --            --             --         1,757
 Exercise of employee stock options for 1,418,968 common
  shares .........................................................          --            --             --        28,170
 Tax benefit arising from exercise of employee stock op-
  tions ..........................................................          --            --              -         7,020
 Reversal of unrealized gain on available for sale securities               --        (9,360)            --        (9,360)
 Acquisition of 548,500 common shares of treasury stock
  (at cost) ......................................................          --            --        (19,813)      (19,813)
 Declaration of cash dividend, $0.02 per common share.............        (814)           --             --          (814)
 Net loss ........................................................     (33,505)           --             --       (33,505)
                                                                     ---------     ---------      ---------    ----------
Balance at December 31, 1997 .....................................      45,495            --        (19,813)    1,088,161
                                                                     ---------     ---------      ---------    ----------
 Exercise of employee stock options for 3,511,717  common  shares, less 498,407  shares tendered therefor at a value
  of $16,286......................................................          --            --             --        56,686
 Issuance of 51,186 common shares in connection with em-
  ployee stock purchase plan .....................................          --            --             --         1,079
 Issuance of 2,456,746 common shares in connection with
  acquisitions (note 2) ..........................................          --            --             --        80,767
 Re-issuance of 347,700 common shares of treasury stock
  in connection with acquisitions ................................          --            --         13,059        12,708
 Re-issuance of 658,824 common shares of treasury stock
  to fund Key Employee Supplemental Executive Retire-
  ment Plan ......................................................          --            --          9,569         7,000
 Acquisition of 1,060,500 common shares of treasury stock
  (at cost) ......................................................          --            --        (18,469)      (18,469)
 Issuance of 223,466 common shares in connection with
  debt payments ..................................................          --            --             --         8,554
 Value of 1,841,700 options issued in connection with ac-
  quisition of Rotech Medical Corporation ........................          --            --             --        32,743
 Tax benefit arising from exercise of employee stock op-
  tions ..........................................................          --            --             --        21,332
 Issuance of 3,573,446 common shares in connection with
  the conversion of the Company's 6% convertible subor-
  dinated debentures, less issuance costs of $5,417...............          --            --             --       109,382
 Net loss ........................................................     (67,978)           --             --       (67,978)
                                                                     ---------     ---------      ---------    ----------
 Balance at December 31, 1998 ....................................   $ (22,483)    $      --      $ (15,654)   $1,331,965
                                                                     =========     =========      =========    ==========


          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                              1996           1997           1998
                                                                         ------------- --------------- -------------
Cash flows from operating activities:
 Net earnings (loss) ...................................................  $   46,334    $    (33,505)   $  (67,978)
 Adjustments to reconcile net earnings (loss) to net cash provided by operating activities: ............................................
   Extraordinary items .................................................       2,327          33,690            --
   Non-recurring charges (income) ......................................     (17,976)        123,456            --
   Cumulative effect of accounting change ..............................          --           3,000            --
   Loss from discontinued operations ...................................         467          13,631       204,870
   Undistributed results of affiliates .................................           2             157            33
   Depreciation and amortization .......................................      37,223          56,162       156,719
   Deferred income taxes and other non-cash items ......................       3,325         (31,411)       42,630
   Amortization of deferred gain on sale-leaseback .....................        (982)         (1,046)         (673)
   Increase in patient accounts and third-party payor settlements
    receivable .........................................................     (24,504)        (62,296)     (142,897)
   (Increase) decrease in supplies, inventories, prepaid expenses
    and other current assets ...........................................       6,327         (19,095)      (19,848)
   Decrease in accounts payable and accrued expenses ...................     (12,157)        (41,553)     (147,973)
   (Increase) decrease in income taxes receivable ......................      (4,182)         29,781        57,941
   (Decrease) increase in income taxes payable .........................          --           2,426        (2,426)
                                                                          ----------    ------------    ----------
    Net cash provided by operating activities ..........................      36,204          73,397        80,398
                                                                          ----------    ------------    ----------
    Net cash used by discontinued operations ...........................      (3,113)        (16,342)      (99,272)

Cash flows from financing activities:
 Proceeds from issuance of capital stock, net ..........................       3,479          29,927        57,765
 Proceeds from long-term borrowings ....................................   1,087,175       3,280,565     1,097,341
 Repayment of long-term borrowings .....................................    (830,434)     (1,532,276)     (884,897)
 Deferred financing costs ..............................................     (10,251)        (45,500)       (1,355)
 Payment of prepayment premiums and fees on debt extinguish-
   ment ................................................................          --         (23,598)           --
 Purchase of treasury stock ............................................          --         (19,813)      (18,469)
 Dividends paid ........................................................        (435)           (471)         (814)
                                                                          ----------    ------------    ----------
    Net cash provided by financing activities ..........................     249,534       1,688,834       249,571
                                                                          ----------    ------------    ----------

Cash flows from investing activities:
 Purchases of temporary investments ....................................      (5,645)       (828,505)      (74,525)
 Sales of temporary investments ........................................       5,988         822,507        69,739
 Business acquisitions .................................................    (242,819)     (1,560,396)     (206,926)
 Purchases of property, plant, and equipment ...........................    (145,902)       (126,860)     (222,265)
 Disposition of assets .................................................     136,709          54,137       175,807
 Payment of termination fees and other costs of terminated merger                 --         (27,555)           --
 Payments of severance fees related to acquisition and other costs.               --         (10,492)           --
 Investment in affiliates and other assets .............................     (31,582)        (43,878)       (1,469)
                                                                          ----------    ------------    ----------
 Net cash used by investing activities .................................    (283,251)     (1,721,042)     (259,639)
                                                                          ----------    ------------    ----------
 Increase (decrease) in cash and cash equivalents ......................        (626)         24,847       (28,942)
Cash and cash equivalents, beginning of period .........................      36,112          35,486        60,333
                                                                          ----------    ------------    ----------
Cash and cash equivalents, end of period ...............................  $   35,486    $     60,333    $   31,391
                                                                          ==========    ============    ==========

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Basis of Presentation

     Integrated Health Services, Inc. (IHS), a Delaware corporation, was formed on March 25, 1986. The consolidated financial statements include the accounts of IHS and its majority-owned and controlled subsidiaries (the Company). In consolidation, all significant intercompany balances and transactions have been eliminated. Investments in affiliates in which the Company has significant influence but less than majority ownership and control are accounted for by the equity method (see note 4). As discussed in note (1)(r) and in note 8, the Company's home health nursing segment is presented as a discontinued operation.

  (b) Medical Services Revenues

     Medical services revenues are recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable by third-party payors when applicable. Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare and Medicaid) are accrued in the period the related services are rendered. Settlements receivable and related revenues under such programs are based on annual cost reports prepared in accordance with federal and state regulations, which reports are subject to audit and retroactive adjustment in future periods. In the opinion of management, adequate provision has been made for such adjustments and final settlements will not have a material effect on financial position or results of operations. Revenues represent routine service (room and board) charges of geriatric and assisted living facilities, ancillary service charges of geriatric and assisted living facilities, revenues generated by medical specialty units and revenues of pharmacy, rehabilitation, diagnostic, respiratory therapy, hospice and similar service operations.

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


  (e) Depreciation

     Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, generally 25 years for land improvements, 10 years for equipment, 40 years for buildings and the term of the lease for costs of leasehold interests and improvements.

  (f) Deferred Financing Costs

     The Company defers financing costs incurred to obtain long-term debt and amortizes such costs over the term of the related obligation using the debt outstanding (interest) method.

  (g) Deferred Pre-opening Costs

     Effective January 1, 1996, all pre-opening costs of medical specialty units have been expensed when incurred.

  (h) Intangible Assets Acquired

     Intangible assets of businesses acquired (primarily goodwill) are amortized by the straight-line method primarily over 40 years, the period over which such costs are recoverable through operating cash flows (see note 6).

  (i) Investments in and advances to affiliates

     Investments in which the Company has significant influence and has a 20% - 50% ownership interest are accounted for using the equity method of accounting. The investments are carried at the cost of the investment plus the Company's equity in undistributed earnings (losses). Investments in which the Company does not exercise significant influence (generally less than a 20% ownership interest) are accounted for using the cost method of accounting for investments.

  (j) Deferred Gains on Sale-Leaseback Transactions

     Gains on the sales of nursing facilities which are leased back under operating leases are initially deferred and amortized over the terms of the leases in proportion to and as a reduction of related rental expense.

  (k) Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") in accounting for its stock options and warrants issued to employees. Additional information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") is discussed in note 12.

  (l) Impairment of Long-Lived Assets

     Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. In December 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying value of an asset is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the related individual facilities and business units (the lowest level for which there are identifiable cash flows independent of other groups of assets) to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of its facilities and busi-

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  (l) Impairment of Long-Lived Assets -- (Continued)

ness units using standard industry valuation techniques, including the use of independent appraisals when considered necessary. If an asset tested for recoverability was acquired in a business combination accounted for using the purchase method, the related goodwill is included as part of the carrying value and evaluated as described above in determining the recoverability of that asset.

     In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are changed, the carrying value of affected assets is allocated over the remaining lives.

     In estimating the future cash flows for determining whether an asset is impaired and if expected future cash flows used in measuring assets are impaired, the Company groups its assets at the lowest level for which there are identifiable cash flows independent of other groups of assets. These levels were each of the individual nursing/subacute facilities, and each of the home respiratory/infusion/DME, rehabilitation therapy, respiratory therapy, lithotripsy and mobile diagnostics divisions.

  (m) Income Taxes

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

  (n) Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") during the fourth quarter of the year ended December 31, 1997. SFAS No. 128 establishes revised standards for computing and presenting earnings per share ("EPS") data. Additional information required by SFAS No. 128 is discussed in note 13.

  (o) Business and Credit Concentrations

     The Company's revenues are generated through approximately 1,700 service locations in 47 states and the District of Columbia, including 374 owned, leased and managed geriatric care facilities. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignments of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations) (see note 3).

  (p) Management Agreements

     IHS manages geriatric care facilities under contract for others for a fee which generally is equal to 4% to 8% of the gross revenue of the geriatric care facility. Under the terms of the contract, IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's expense. In addition, certain management agreements also provide IHS with an incentive fee based on the amount of the facility's operating income in excess of stipulated amounts. Management fee revenues are recognized when earned and billed, generally on a monthly basis. Incentive fees are recognized when operating results of managed facilities exceed amounts required for incentive fees in accordance with the terms of the management agreement. Management agreements generally have an initial term of ten years, with IHS having a right to renew in most cases. Contract acquisition costs for legal and other direct costs incurred by IHS to acquire long-term management contracts are

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  (p) Management Agreements -- (Continued)

capitalized and amortized over the term of the related contract. Management periodically evaluates its deferred contract costs for recoverability by assessing the projected undiscounted cash flows, excluding interest, of the managed facilities; any impairment in the financial condition of the facility will result in a writedown by IHS of its deferred contract costs.

  (q) Assets held for Sale

     In 1997, assets held for sale represent the assets of 19 geriatric care facilities and one outpatient clinic acquired in connection with the acquisition of Community Care of America, Inc., 20 geriatric care facilities acquired in connection with the acquisition of certain businesses from HEALTHSOUTH Corporation and 26 physician practices acquired in the acquisition of RoTech Medical Corporation which are intended to be sold within the next year (see note
2). Such amounts are carried at estimated net realizable value, less estimated carrying costs to be incurred during the holding period.

  (r) Discontinued operations

     In October 1998, the Company's Board of Directors adopted a plan to discontinue its home health nursing segment. Accordingly, the Company has reclassified its prior financial statements to present the operating results of the home health nursing segment as a discontinued operation. The operating results of home health nursing include interest expense (allocated based on debt specifically identified with acquisition financing) of $4,284, $20,321 and $25,678 in 1996, 1997 and 1998, respectively.

  (s) Derivative Financial Instruments

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

  (t) Reclassifications

     Certain amounts presented in 1996 and 1997 have been reclassified to conform with the presentation for 1998.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(2) BUSINESS ACQUISITIONS

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1998

     Acquisitions in 1998 and the manner of payment are summarized as follows:


MONTH                             TRANSACTION DESCRIPTION
----------- -------------------------------------------------------------------

January     Stock of Paragon Rehabilitative Service, Inc.
February    Assets of Health Star, Inc.
February    Stock of Medicare Convalescent Aids of Pinellas d/b/a
            Medaids,  RxStat,  Prime Medical Services
February    Stock of Michigan Medical Supply
February    Assets of Nutmeg  Respiratory  Homecare March Assets of
            Chancy Healthcare Serice, Inc.
            Chancy Oxygen Services, CHS Home Infusion Company,
            Inc., Chancy Healthcare Services of Waynesboro
April       Stock of Magnolia Group, Inc.
May         Assets of American Mobile Health Systems, Inc.
May         Assets of Eastern Home Care & Oxygen, Inc., Mira Associates,
            Altoona Medox Enterprises, Professional Home Care, Keystone Home
            Oxygen Services
May         Assets of First Community Care, Inc.
June        Assets of Metropolitan Lithotripter Associates
June        Stock of Premiere Associates, Inc.
June        Assets of Apex Home Care, Inc.
June        Assets of Osborne Medical, Inc.
July        Stock of Collins Rentals, Inc.
August      Stock of Home Care Oxygen Services, Inc.
August      Assets of Tri-County Medical Oxygen, Inc.
August      Assets of American Oxygen Services of Tennessee
September   Assets of Accucare Medical Corporation
September   Assets of Valley Oxygen & Medical Equipment, Inc.
October     Assets of Mark-Daniel Enterprises, Inc. d/b/a Arrowhealth Medical
            Supply
October     Assets of Professional Respiratory Care, Inc.
October     Stock of Acadia Home Care
November    Assets of Oakwood Manor Nursing Center, Inc.
November    Assets of Norcare Home Medical, Inc.
November    Stock of RespaCare, Inc.
November    Assets of Caremor Health Services, Inc.
Various     71 acquisitions,  each with total costs of less than $2,000 Various
            Cash payments of acquisition costs accrued in 1997 and 1998


                                      NOTES PAYABLE
                          COMMON       AND OTHER
                CASH       STOCK         ACCRUED        TOTAL
MONTH           PAID     ISSUED(1)   LIABILITIES(2)     COSTS
----------- ----------- ----------- ---------------- ----------
January      $     --     $10,758      $     425      $ 11,183
February        2,855          --            310         3,165
February          830       3,654            216         4,700
February        1,900          --            265         2,165
February        2,340          --            217         2,557
March           5,335          --            355         5,690
April              --      15,118          1,000        16,118
May                --       2,800             --         2,800
May             3,820          --            405         4,225
May             5,630       2,282            988         8,900
June            3,099       7,802            281        11,182
June            6,500      29,264         20,127        55,891
June            2,666          --            270         2,936
June            1,960          --            135         2,095
July            2,484          --            411         2,895
August          3,650          --            267         3,917
August          2,075          --            161         2,236
August             --       1,981            137         2,118
September          --       2,854             84         2,938
September       2,464          --            386         2,850
October         7,915          --            765         8,680
October         2,180          --            177         2,357
October         2,180          --            198         2,378
November        5,818          --             --         5,818
November        2,486          --            203         2,689
November        3,783          --            302         4,085
November        2,219          --             69         2,288
Various        40,038      16,962          5,031        62,031
Various        92,699          --        (92,699)           --
            ---------   ---------   ------------     ---------
             $206,926     $93,475      $ (59,514)     $240,887
            =========   =========   ============     =========

----------
(1) Represents shares of IHS Common Stock as follows: 361,851 shares for Paragon Rehabilitive; 122,376 shares for Medicare Convalescence Aids of Pinellas; 447,419 shares for Magnolia Group; 89,634 shares for American Mobile Health Systems; 90,627 shares for First Community Care; 348,974 shares for Metropolitan Lithotriper Associates; 800,561 shares for Premiere Associates; 61,061 shares for American Oxygen Services of Tennessee; 128,972 shares for Accucare Medical Corporation; and 302,718 shares for other acquisitions each with total cost less than $2,000. During 1998, the Company issued an additional 50,253 shares to shareholders of Arcadia Services.

(2) Amounts include note payable of $15.0 million to the shareholders of Premiere Associates.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(2) BUSINESS ACQUISITIONS --(Continued)

     The allocation of the total costs of the 1998 acquisitions to the assets acquired and liabilities assumed is summarized as follows:


                                         CURRENT   PROPERTY, PLANT    OTHER   INTANGIBLE     CURRENT      LONG-TERM      TOTAL
              TRANSACTION                 ASSETS    AND EQUIPMENT    ASSETS     ASSETS     LIABILITIES   LIABILITIES     COSTS
--------------------------------------- --------- ----------------- -------- ------------ ------------- ------------- ----------
Paragon Rehabilitative Service, Inc.     $ 1,505       $     85      $    4    $ 13,036     ($  3,427)    ($     20)   $ 11,183
Health Star, Inc.                            323            110          --       2,732            --            --       3,165
Medicare Convalescent Aids of Pinellas
 d/b/a Medaids, RxStat, Prime Medi-
 cal Services                                913            366          --       3,698          (277)           --       4,700
Michigan Medical Supply                      215            295          --       1,801          (131)          (15)      2,165
Nutmeg Respiratory Homecare                  469            146          --       1,942            --            --       2,557
Chancy Healthcare Serice, Inc. Chancy
 Oxygen Services, CHS Home Infu-
 sion Company, Inc., Chancy Health-
 care Services of Waynesboro                 575             40          --       5,075            --            --       5,690
Magnolia Group, Inc.                       4,962         29,101         734          --        (8,989)       (9,690)     16,118
American Mobile Health Systems, Inc.       1,112             --           1       2,575          (888)           --       2,800
Eastern Home Care & Oxygen, Inc.,
 Mira Associates, Altoona Medox
 Enterprises, Professional Home
 Care, Keystone Home Oxygen Serv.            483            859          --       2,883            --            --       4,225
First Community Care, Inc.                 1,998            639         661       7,102            --        (1,500)      8,900
Metropolitan Lithotripter Associates       2,485          1,860         431      18,846       (11,500)         (940)     11,182
Premiere Associates, Inc.                  2,986         91,990          --      39,030       (35,819)      (42,296)     55,891
Apex Home Care, Inc.                         360            393          --       2,483            --          (300)      2,936
Osborne Medical, Inc.                          6            142          --       1,947            --            --       2,095
Collins Rentals, Inc.                        234            400          --       2,261            --            --       2,895
Home Care Oxygen Services, Inc.              266            369          --       3,282            --            --       3,917
Tri-County Medical Oxygen, Inc.              206             47          --       1,983            --            --       2,236
American Oxygen Services of Tennes-
 see                                         303             19          --       1,915          (119)           --       2,118
Accucare Medical Corporation                 423            195          --       2,966          (646)           --       2,938
Valley Oxygen & Medical Equipment,
 Inc.                                        500             46          --       2,304            --            --       2,850
Mark-Daniel Enterprises, Inc. d/b/a
 Arrowhealth Medical Supply                1,578          1,299          --       7,043        (1,240)           --       8,680
Professional Respiratory Care, Inc.          178            216          --       1,963            --            --       2,357
Acadia Home Care                             199             49          --       2,130            --            --       2,378
Oakwood Manor Nursing Center, Inc.            --          9,720          --          --            --        (3,902)      5,818
Norcare Home Medical, Inc.                   144            141          --       2,404            --            --       2,689
RespaCare, Inc.                              622            207          --       4,506            --        (1,250)      4,085
Caremor Health Services, Inc.                286            245          --       1,757            --            --       2,288
Other acquisitions                         3,664          5,140       5,258      50,090        (1,164)         (957)     62,031
                                         -------       --------      ------    --------      --------      --------    --------
                                         $26,995       $144,119      $7,089    $187,754      $(64,200)     $(60,870)   $240,887
                                         =======       ========      ======    ========      ========      ========    ========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(2) BUSINESS ACQUISITIONS --(Continued)

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1997

     Acquisitions in 1997 and the manner of payment are summarized as follows:

MONTH                              TRANSACTION DESCRIPTION
----------- ---------------------------------------------------------------------
January     Stock of In-Home Health Care, Inc., a home healthcare services provider
February    Assets of Portable X-Ray Labs, Inc., a mobile x-ray services pro-
            vider
March       Payment of earnout in connection with Achievement Rehab acqui-
            sition in December 1993
June        Stock of Health Care Industries, Inc., a home healthcare services provider
June        Assets of Rehab Dynamics, Inc. and Restorative Therapy, Ltd.,
            contract rehabilitation companies(2)
August      Stock of Ambulatory Pharmaceutical Services, Inc. and APS Amer-
            ican, Inc., home healthcare services providers
August      Stock of Arcadia Services, Inc., a home healthcare services provid-
            er
September   Stock and assets of Barton Creek Healthcare, Inc., a home
            healthcare services provider
September   Stock of Community Care of America, Inc., an operator of skilled nursing facilities
October     Assets of Coram Lithotripsy Division, an operator of lithotripsy units
October     Stock of RoTech Medical Corporation, a respiratory therapy com-
            pany
November    Assets of Durham Meridian Limited Partnership (Treyburn)
November    Stock of HPC America, Inc., an operator of home infusion and home healthcare companies
November    Assets of Richards Medical Company, Inc., a respiratory therapy company
November    Assets of Central Medical Supply Company, Inc., a respiratory ther-
            apy company
November    Assets of Hallmark Respiratory Care, a respiratory therapy com-
            pany
November    Leasehold  interest in Shadow  Mountain,  a skilled  nursing  facility
December    Assets of certain businesses owned by HEALTHSOUTH Corpora-
            tion
December    Assets of Sunshine Medical Equipment, Inc., a respiratory therapy company
December    Assets of Quest,  Inc.,  a  respiratory  therapy  company
Various     17 acquisitions, each with total costs of less than $2,000
Various     Cash payments of acquisition costs accrued in 1996 and 1997


                                      NOTES PAYABLE
                            COMMON      AND OTHER
                CASH        STOCK        ACCRUED
MONTH           PAID      ISSUED(1)    LIABILITIES    TOTAL COST

----------- ------------ ----------- -------------- -------------
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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(2) BUSINESS ACQUISITIONS --(Continued)

The allocation of the total costs of the 1997 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                                 PROPERTY,
                                      CURRENT    PLANT AND   ASSETS HELD      OTHER
                                      ASSETS    EQUIPMENT     FOR SALE      ASSETS
                                    ----------- ----------- ------------- ------------
In-Home Health Care, Inc. .........  $    989    $    229      $     --    $        7
Portable X-Ray Labs, Inc. .........     1,309          --            --            11
Achievement Rehab .................        --          --            --            --
Health Care Industries, Inc. ......       805         204            --            41
Rehab Dynamics, Inc. & Restor-
 ative Therapy, Ltd. ..............     4,140         954            --           107
Ambulatory Pharmaceutical Ser-
 vices, Inc. & APS America,
 Inc. .............................     1,987          48            --             8
Arcadia Services, Inc. ............     3,980         348            --         2,464
Barton Creek Healthcare, Inc. .....       884          96            --            --
Community Care of America,
 Inc. .............................    12,022      39,286        12,030       (11,111)
Coram Lithotripsy Division ........     6,286       5,775            --         3,736
RoTech Medical Corporation ........    95,274     119,724        16,000        10,086
Durham Meridian Limited Part-
 nership ..........................     1,325       8,453            --           102
HPC America, Inc. .................     3,882         754            --        (5,756)
Richards Medical Company, Inc......       228         279            --            --
Central Medical Supply Company,
 Inc. .............................       283         173            --            --
Hallmark Respiratory Care .........       617         391            --             3
Shadow Mountain ...................        --       4,062            --            --
HEALTHSOUTH
 Corporation businesses ...........   176,031     232,864        80,647            --
Sunshine Medical Equipment, Inc.          374         200            --            --
Quest Inc. ........................     3,164       2,207            --            17
Other acquisitions ................       734         933            --            38
                                     --------    --------      --------    ----------
                                     $314,314    $416,980      $108,677    $     (247)
                                     ========    ========      ========    ==========

                                     INTANGIBLE     CURRENT      LONG-TERM       TOTAL
                                       ASSETS     LIABILITIES   LIABILITIES      COST
                                    ------------ ------------- ------------- ------------
In-Home Health Care, Inc. .........  $    3,856   $     (797)   $     (834)   $    3,450
Portable X-Ray Labs, Inc. .........       5,653         (297)         (476)        6,200
Achievement Rehab .................      26,439           --            --        26,439
Health Care Industries, Inc. ......       2,505       (1,080)         (150)        2,325
Rehab Dynamics, Inc. & Restor-
 ative Therapy, Ltd. ..............      21,478       (3,204)       (1,312)       22,163
Ambulatory Pharmaceutical Ser-
 vices, Inc. & APS America,
 Inc. .............................      41,624       (5,467)           --        38,200
Arcadia Services, Inc. ............      39,233      (24,724)       (1,132)       20,169
Barton Creek Healthcare, Inc. .....       7,293       (3,136)           --         5,137
Community Care of America,
 Inc. .............................     109,682      (38,768)      (17,263)      105,878
Coram Lithotripsy Division ........     162,625      (39,422)         (500)      138,500
RoTech Medical Corporation ........     669,615     (244,665)     (136,789)      529,245
Durham Meridian Limited Part-
 nership ..........................          --       (1,072)       (4,033)        4,775
HPC America, Inc. .................      28,480           --          (408)       26,952
Richards Medical Company, Inc......       1,646           --            --         2,153
Central Medical Supply Company,
 Inc. .............................       1,625          (31)           --         2,050
Hallmark Respiratory Care .........       2,902           --            --         3,913
Shadow Mountain ...................          --           --            --         4,062
HEALTHSOUTH
 Corporation businesses ...........     979,691     (158,068)     (101,043)    1,210,122
Sunshine Medical Equipment, Inc.          2,986           --            --         3,560
Quest Inc. ........................      27,997           --            --        33,385
Other acquisitions ................       9,755       (1,476)          (80)        9,904
                                     ----------   ----------    ----------    ----------
                                     $2,145,085   $ (522,207)   $ (264,020)   $2,198,582
                                     ==========   ==========    ==========    ==========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(2) BUSINESS ACQUISITIONS --(Continued)

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1996

     Acquisitions in 1996 and the manner of payment are summarized as follows:

MONTH                               TRANSACTION DESCRIPTION
----------- ----------------------------------------------------------------------
January     Assets of Vintage Healthcare Center, a 110 bed facility in Denton,
            Texas
March       Stock of Rehab Management Systems, Inc., a multi-state operator of outpatient rehabilitative clinics and inpatient therapy centers
May         Assets of Hospice of the Great Lakes, Inc., an Illinois hospice ser-
            vice provider
May         Preferred Care, Inc. purchase option deposits in connection with management agreements
August      Stock of J.R. Rehab Associates, Inc., a North Carolina provider of rehabilitative therapy services to nursing homes, hospitals and oth-
            ers
August      Assets of Extendicare of Tennessee Inc., a home health provider
August      Assets of Edgewater Home Infusion Services Inc., a home infusion services provider
September   Assets of  Century  Health  Services  Inc.,  a home  health  provider
September   Stock of Signature Home Care,  Inc., a home health  provider
October     Stock of First American Health Care of Georgia, Inc., a home health services provider
Various     Litchfield Asset Management, Inc., purchase option deposits in con-
            nection with operating leases
November    Assets of Mediq Mobile X-Ray Services, Inc., a mobile diagnostic service provider
November    Assets of Total Rehab  Services,  LLC and Total Rehab  Services  O2,
            LLC, a provider of contract rehabilitative and respiratory services
December    Stock, at carryover basis, of Lifeway, Inc., a provider of physician management and disease management services
Various     Contingent purchase price payments on prior acquisition of The
            Rehab People in 1994
Various     7  acquisitions,  each with total costs of less than $2,000
Various     Cash payments of acquisition costs accrued in 1995 and 1996

                                    NOTES PAYABLE
                          COMMON      AND OTHER
               CASH       STOCK        ACCRUED
MONTH          PAID     ISSUED(1)    LIABILITIES   TOTAL COST
----------- ---------- ----------- -------------- -----------
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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(2) BUSINESS ACQUISITIONS --(Continued)

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
                                             =========    ==========    ==========     =========


     Unaudited pro forma combined results of operations of the Company giving effect to the foregoing acquisitions for the years ended December 31, 1997 and 1998 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1997.

                                                                                     YEARS ENDED
                                                                                    DECEMBER 31,
                                                                            -----------------------------
                                                                                 1997            1998
                                                                            -------------   -------------
Revenues ................................................................    $3,217,782      $3,122,565
Earnings from continuing operations before extraordinary items and
 cumulative effect of accounting change .................................        32,839         141,281
Earnings (loss) before extraordinary items and cumulative effect of ac-
 counting change ........................................................        19,208         (63,589)
Loss before cumulative effect of accounting change ......................        (1,344)        (63,589)
Net Loss ................................................................        (3,174)        (63,589)
Per Common Share--basic:
 Earnings from continuing operations before extraordinary items and
   cumulative effect of accounting change ...............................    $     0.69      $     2.85
 Earnings (loss) before extraordinary items and cumulative effect of
   accounting change ....................................................          0.40           (1.28)
 Loss before cumulative effect of accounting change .....................         (0.03)          (1.28)
 Net Loss ...............................................................         (0.07)          (1.28)
Per Common Share--diluted:
 Earnings from continuing operations before extraordinary items and
   cumulative effect of accounting change ...............................          0.74            2.59
 Earnings (loss) before extraordinary items and cumulative effect of
   accounting change ....................................................          0.51           (0.98)
 Earnings (loss) before cumulative effect of accounting change ..........          0.15           (0.98)
 Net earnings (loss) ....................................................    $     0.12      $    (0.98)


               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(2) BUSINESS ACQUISITIONS --(Continued)

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

     In connection with its business acquisitions, the Company incurs transaction costs, costs to exit certain activities and costs to terminate or relocate certain employees of acquired companies. Liabilities accrued in the acquisition cost allocations represent direct costs of acquisitions, which consist primarily of transaction costs for legal, accounting and consulting fees, of $16,299 in 1996, $66,440 in 1997 and $13,442 in 1998, as well as exit costs and employee termination and relocation costs of $20,091 in 1996, $33,220 in 1997 and $4,743 in 1998. Accrued acquisition liabilities for exit costs and employee termination and relocation costs are recognized in accordance with EITF 95-3, "Recognition Of Liabilities In Connection With A Purchase Business Combination" and are summarized as follows for the years ended December 31, 1996, 1997 and 1998:

                                                                 EMPLOYEE
                                                              TERMINATION AND
                                                   EXIT         RELOCATION
                                                  COSTS            COSTS            TOTAL
                                               -----------   ----------------   ------------
Acquired companies -- 1996 .................    $   8,203       $  11,888        $  20,091
Payments charged against liability .........       (2,326)         (6,198)          (8,524)
Adjustments recorded to:
 Cost of acquisitions ......................           --            (528)            (528)
 Operations ................................           --              --               --
                                                ---------       ---------        ---------
Balance at December 31, 1996 ...............        5,877           5,162           11,039
Acquired companies -- 1997 .................       10,205          23,015           33,220
Payments charged against liability .........       (3,952)        (11,346)         (15,298)
Adjustments recorded to:
 Cost of acquisitions ......................       (1,925)            160           (1,765)
 Operations ................................           --              --               --
                                                ---------       ---------        ---------
Balance at December 31, 1997 ...............       10,205          16,991           27,196
Acquired companies -- 1998 .................           --           4,743            4,743
Payments charged against liability .........      (13,032)        (31,159)         (44,191)
Adjustments recorded to:
 Cost of acquisitions ......................        2,827          11,180           14,007
 Operations ................................           --              --               --
                                                ---------       ---------        ---------
Balance at December 31, 1998 ...............    $      --       $   1,755        $   1,755
                                                =========       =========        =========

     The Company has not finalized its plans to exit activities (exit plans) and to terminate or relocate employees (termination plans) of certain companies acquired in 1998. Unresolved issues relate primarily to the finalization of severance and termination arrangements. Accordingly, unresolved issues could result in additional liabilities for salaries, benefits and related increases to the acquisition cost. These adjustments will be reported primarily as an increase or decrease in goodwill.

     The exit plans at December 31, 1997 consist of the discontinuation of certain activities of the businesses acquired from HEALTHSOUTH Corporation, Arcadia Services and Ambulatory Pharmaceutical Services, including estimates for costs related to the closure of duplicative facilities, lease termi-

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(2) BUSINESS ACQUISITIONS --(Continued)

nation fees and other exit costs as defined in EITF 95-3. Significant exit activities relating to the 1997 acquisitions were completed by December 31, 1998. The exit plans at December 31, 1996 consist primarily of the discontinuation of certain activities of First American, including estimates for costs related to the closure of duplicative facilities, lease termination fees and other exit costs as defined in EITF 95-3. Significant exit activities relating to the 1996 acquisitions were completed by December 31, 1997.

     The termination plans at December 31, 1998 relate primarily to the following employee groups with the indicated anticipated dates of completion of termination/relocation: Paragon Rehabilitative Service by January 1999; Arrowhealth Medical Supply by October 1999; Eastern Home Care and Oxygen by May 1999, First Community Care by May 1999 and Valley Oxygen and Medical Equipment by September 1999.

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

     In addition to the accrued acquisition liabilities described above, the Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must await additional information for the resolution or final measurement of contingencies and valuation estimates during the allocation period, which usually does not exceed one year from the date of acquisition. Accordingly, the effect of the resolution or final measurement of such matters during the allocation period is treated as an acquisition adjustment primarily to the amount of goodwill recorded. After the allocation period, such resolution or final measurement is recognized in the determination of net earnings. Preacquisition contingencies in connection with the Company's business acquisitions primarily relate to Medicare and Medicaid regulatory compliance matters, claims subject to intermediary audits, income tax matters and legal proceedings. During the three years ended December 31, 1998, the Company resolved or completed the final measurement of certain preacquisition contingencies related to business acquisitions. Accordingly, the Company adjusted the original allocation of these businesses by increasing goodwill, decreasing certain third-party payor settlements receivable, and increasing certain current liabilities. In 1998, the Company completed the final measurement of the fair value of assets acquired and liabilities assumed, including pre-acquisition contingencies, and recorded adjustments to the
December 31, 1997 preliminary estimated amounts. Such adjustments related primarily to the businesses acquired from HEALTHSOUTH on December 31, 1997. Such final measurement resulted in adjustments to increase the obligation for unfavorable leases and contracts by approximately $65,380, related primarily to certain neuro-rehabilitative facilities in Massachusetts, to increase accrued liabilities for certain litigation matters by approximately $23,785 and to increase valuation allowances on certain receivables by approximately $10,345. In addition, the Company recorded additional liabilities of approximately $30,920 related to commitments to certain HMO businesses which were sold by RoTech concurrent with its acquisition by IHS. Such commitments were finalized in 1998. Management is aware of certain adjustments that might be required with respect to acquisitions recorded at December 31, 1998; accordingly, the original allocation could be adjusted to the extent that finalized amounts differ from the estimates.

     Certain facilities acquired in 1997 as part of the Rotech, CCA and HEALTHSOUTH acquisitions, were held for sale rather than used in operations subsequent to the acquisitions. Such facilities were recorded at fair value less the estimated cost of disposition in accordance with the provisions of EITF Issue No. 87-11. Accordingly, the sale of these facilities in 1998 resulted in no gain or loss.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(3) PATIENT ACCOUNTS AND THIRD-PARTY PAYOR SETTLEMENTS RECEIVABLE

     Patient accounts and third-party payor settlements receivable consist of the following as of December 31, 1997 and 1998:


                                                                            1997          1998
                                                                        -----------   -----------
Patient accounts receivable .........................................    $610,217      $735,169
Allowance for doubtful accounts .....................................     148,957       165,260
                                                                         --------      --------
                                                                          461,260       569,909
Third party payor settlements, less allowance for contractual adjust-
 ments of $19,827 and $24,565........................................      68,577        79,197
                                                                         --------      --------
                                                                         $529,837       649,106
                                                                         ========      ========

     Gross patient accounts receivable and third-party payor settlements receivable from the Federal government (Medicare) were $212,051 and $215,590 at December 31, 1997 and 1998, respectively. Amounts receivable from various states (Medicaid) were $123,182 and $175,414, respectively, at such dates, which relate primarily to the states of Colorado, Florida, Massachusetts, Michigan, Nebraska, New Mexico, Texas and Pennsylvania.

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The Company's investments in and advances to affiliates at December 31, 1997 and 1998 are summarized as follows:

                                                     1997        1998
                                                  ---------   ----------
Investments accounted for by the equity method:
 Tutera .......................................    $ 7,737     $    --
 Speciality ...................................      6,059          --
 Lyric ........................................         --       3,283
                                                   -------     -------
                                                    13,796       3,283
Other investments:
 Craegmoor Healthcare .........................         --       6,716
 Other ........................................      5,731       6,344
                                                   -------     -------
                                                   $19,527     $16,343
                                                   =======     =======

     Investments in significant unconsolidated affiliates are summarized below.

TUTERA HEALTH CARE MANAGEMENT, L.P.

     In January, 1993, a wholly-owned subsidiary of IHS, Integrated Health Services of Missouri, Inc. ("IHSM"), invested $4,650 for a 49% interest in Tutera Health Care Management, L.P. (the "Partnership" or "Tutera"), a partnership newly formed to manage and operate approximately 8,000 geriatric care and assisted retirement beds. Cenill, Inc., a wholly owned subsidiary of Tutera Group, Inc., is the sole general partner of the Partnership and owns a 51% interest therein. Subject to certain material transactions requiring the approval of IHSM, the business of the Partnership was conducted by its general partner. In November 1998, the Company sold its 49% interest in Tutera to the general partner of the Partnership. In addition, the Company purchased one of the Tutera facilities, using its purchase option.

SPECIALITY CARE PLC AND CRAEGMOOR HEALTHCARE

     In April 1993, a wholly owned subsidiary of IHS (Southwood) acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative convertible preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. The total cost of the investment was $748 for the common stock and $2,245 for the preferred stock, which had preferences as

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (Continued)

to liquidation. As a result of the Company's additional investment, the Company had a 21.30% interest in the common stock and a 63.65% interest in the 6% cumulative convertible preferred stock. Upon conversion of the preferred stock, the Company would have owned approximately 31.38% of Speciality (assuming no further issuances).

     In February 1998 Speciality was acquired by Craegmoor Healthcare Company Limited, ("Craegmoor") an owner and operator of residential nursing homes in the United Kingdom, through an exchange of capital stock. As a result of the exchange, IHS owns less than 10% of the outstanding ordinary shares of Craegmoor.

LYRIC HEALTH CARE LLC ("LYRIC")

     In January 1998, the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44,500, which facilities were leased back by Lyric Health Care LLC ("Lyric"), a newly formed subsidiary of IHS, at an annual rent of approximately $4,500. In a related transaction, TFN Healthcare Investors, LLC ("TFN"), an entity in which Timothy F. Nicholson, a director of IHS, is the principal member, purchased a 50% interest in Lyric for $1,000 and IHS' interest in Lyric was reduced to 50%. IHS also entered into management and franchise agreements with Lyric. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $350,000. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants Lyric the authority to use the Company's trade names and proprietary materials.

     Lyric will dissolve on December 31, 2047 unless extended for an additional 12 months. On February 1, 1998 Lyric also entered into a five-year employment agreement with Timothy F. Nicholson, the principal stockholder of TFN and a director of the Company. Pursuant to Lyric's operating agreement, Mr. Nicholson will serve as Managing Director of Lyric and will have the day-to-day authority for the management and operation of Lyric and will initiate policy proposals for business plans, acquisitions, employment policy, approval of budgets, adoption of insurance programs, additional service offerings, financing strategy, ancillary service usage, change in material terms of any lease and adoption/amendment of employee health, benefit and compensation plans. As a result of the aforementioned transactions, IHS accounts for its investment in Lyric using the equity method of accounting since IHS no longer controls Lyric. Under the equity method of accounting for Lyric, IHS records 50% of Lyric's earnings and losses pursuant to the amended operating agreement. The equity method is applied to the Company's investment in Lyric, including outstanding loans and management and franchise fees. The Company recorded a $2.5 million loss on the sale of these facilities in 1997 in anticipation of the sale of these facilities.

     Cash flow deficiencies, if any, of Lyric may be satisfied by (1) available working capital loans under a $10,000 revolving credit facility from Copelco/American Healthfund, Inc., (2) obtaining additional borrowings under new debt arrangements, (3) obtaining additional capital contributions from IHS and TFN, the existing members of Lyric, although such contributions are not required, and (4) admission of new members to Lyric.

     In March 1998, the Company sold an additional five long-term care facilities to Omega Healthcare Investors, Inc. for approximately $50,000, which facilities were leased back to Lyric at an annual rent of approximately $4,900. IHS also entered into management and franchise agreements with Lyric with terms similar to those described above. The Company recorded no gain or loss on this transaction.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (Continued)


     The net proceeds from the sale of these facilities of approximately $89,900 was used to repay outstanding indebtedness.

     The Company's equity in earnings (loss) of affiliates for the years ended December 31, 1996, 1997 and 1998 is summarized as follows:

                           1996        1997        1998
                        ---------   ---------   ---------
Tutera ..............    $  883      $  486      $  892
Lyric ...............        --          --        (508)
Speciality ..........       104        (211)         --
Others ..............      (159)       (187)         --
                         ------      ------      ------
                         $  828      $   88      $  384
                         ======      ======      ======

     The Company received cash distributions of equity from its affiliates of $830 in 1996, $245 in 1997 and $843 in 1998.

     Selected financial information for the combined affiliates accounted for under the equity method is as follows:


                             DECEMBER 31,     DECEMBER 31,
                                 1997             1998
                            --------------   -------------
Working capital .........       $ 4,870          $1,674
Total assets ............        46,880           8,524
Long-term debt ..........        14,366           1,559
Equity ..................       $24,367          $1,074
                                =======          ======


                                      YEARS ENDED DECEMBER 31,
                                -------------------------------------
                                    1996         1997         1998
                                -----------   ----------   ----------
Revenues ....................    $118,995      $ 38,621     $77,143
Net earnings (loss) .........       1,550        (2,133)        869
                                 ========      ========     =======

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1997 and 1998 are summarized as follows:


                                                                1997           1998
                                                            ------------   ------------
Land ....................................................   $   43,359     $   62,247
Buildings and improvements ..............................      621,063        572,265
Leasehold improvements and leasehold interests ..........      243,886        434,461
Equipment ...............................................      402,889        515,188
Construction in progress ................................       84,263         59,452
Pre-construction and pre-acquisition costs ..............        5,388          8,043
                                                            ----------     ----------
                                                             1,400,848      1,651,656
Less accumulated depreciation and amortization ..........      119,888        182,534
                                                            ----------     ----------
 Net property, plant and equipment ......................   $1,280,960     $1,469,122
                                                            ==========     ==========


     Included in leasehold improvements and leasehold interests are purchase option deposits on 89 facilities of $78,149 at December 31, 1997, of which $33,393 is refundable, and on 86 facilities of $71,415 at December 31, 1998, of which $37,411 is refundable.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(6) INTANGIBLE ASSETS

     Intangible assets are summarized as follows at December 31, 1997 and 1998:

                                                                               1997            1998
                                                                          -------------   -------------
Intangible assets of businesses acquired, primarily goodwill ..........    $2,671,660      $3,033,290
Deferred financing costs ..............................................        62,250          57,487
                                                                           ----------      ----------
                                                                            2,733,910       3,090,777
Less accumulated amortization .........................................        46,803         120,614
                                                                           ----------      ----------
 Net intangible assets ................................................    $2,687,107      $2,970,163
                                                                           ==========      ==========


     The Company amortizes goodwill primarily over 40 years. Management regularly evaluates whether events or circumstances have occurred that would indicate an impairment in the value or the life of goodwill. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", if there is an indication that the carrying value of an asset, including goodwill, is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the related business unit to determine if an impairment loss should be recognized. Such impairment loss is determined by comparing the carrying amount of the asset, including goodwill, to its estimated fair value. The Company performs the impairment analysis at the individual facility and business unit basis.

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1997 and 1998 are summarized as follows:


                                                                           1997          1998
                                                                       -----------   -----------
   Accounts payable ................................................    $225,170      $218,718
   Accrued salaries and wages ......................................      54,297        69,114
   Accrued workers' compensation and other claims ..................      12,490        13,226
   Accrued interest ................................................      33,530        69,347
   Accrued acquisition liabilities (exit costs and employee termina-
     tion and relocation costs) ....................................      27,196         1,755
   Accrued transaction costs .......................................      40,489           720
   Other accrued expenses ..........................................     170,555        90,250
                                                                        --------      --------
                                                                        $563,727      $463,130
                                                                        ========      ========

(8) DISCONTINUED OPERATIONS

     In October 1998, the Company's Board of Directors adopted a plan to discontinue operations of the home health nursing segment. Accordingly, the operating results of the home health nursing segment have been segregated from continuing operations and reported as a separate line item on the statement of operations.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(8) DISCONTINUED OPERATIONS -- (Continued)

     The loss from the discontinued operations is summarized as follows:

       Operating loss through September 30, 1998 (the mea-
        surement date) of $61,902 less income tax benefit of
        $25,999................................................    $ 35,903
       Loss on disposal of assets, including estimated losses
        from measurement date through the expected dis-
        posal date (June 30, 1999) of $68,556, less income
        tax benefit of $57,292.................................     168,967
                                                                   --------
                                                                   $204,870
                                                                   ========


     The Company has reclassified its prior financial statements to present the operating results of the home health nursing segment as a discontinued operation. The assets and liabilities of such operations at December 31, 1997 have been reflected as a net non-current asset based substantially on the original classification of such assets and liabilities which are summarized as follows: .

                                                            DECEMBER 31,
                                                     ---------------------------
                                                         1997           1998
                                                     ------------   ------------
       Current assets ............................    $  73,548      $  64,916
       Property, plant and equipment .............       37,673         10,337
       Intangible and other assets ...............      131,484             --
       Current liabilities .......................      (53,788)       (59,826)
       Non-current liabilities ...................       (7,204)        (2,927)
                                                      ---------      ---------
       Net assets of discontinued operations .....    $ 181,713      $  12,500
                                                      =========      =========


     Amounts at December 31, 1998 reflect the allowance for loss on disposition.

     Operating results including the effects of interest expense incurred in connection with acquisition financing are as follows:

                                                           1996           1997          1998(1)
                                                       -----------   -------------   -------------
Net revenue ........................................    $231,069       $ 590,569       $ 230,104
Operating, general and administrative expenses......     212,732         537,713         242,702
Depreciation and amortization ......................       4,458          14,588          12,627
Rent ...............................................       6,836          30,781          18,186
Interest ...........................................       4,284          20,321          18,491
Non-recurring charges(2) ...........................       3,519           9,586              --
                                                        --------       ---------       ---------
Loss before income taxes ...........................        (760)        (22,420)        (61,902)
Income tax benefit .................................         293           8,789          25,999
                                                        --------       ---------       ---------
Loss from operations ...............................    $   (467)      $ (13,631)      $ (35,903)
                                                        ========       =========       =========

----------
(1) Represents results for the nine months ended September 30, 1998 (the measurement date).

(2) Non-recurring charge represents the following: in 1996 the Company recorded a $3,519 non-recurring charge resulting from the closure of certain redundant home care agencies; in 1997; the Company also recorded an $8,199 charge to exit a home health management contract, and a $1,387 non-recurring charge resulting from the closure of certain redundant operations.

     In February 1999, the Company sold certain assets of the home health nursing segment for cash of $12,700 and, in March 1999, the Company executed a definitive agreement to sell the remaining operations. The estimated loss on disposal gives effect to the terms of these contracts.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(8) DISCONTINUED OPERATIONS -- (Continued)

     The loss from operations of the home health nursing segment for the period from the measurement date through December 31, 1998 was $31,063. Such loss reflects the effects of provisions for estimated lease termination costs and other costs incurred to close home health agencies during this period.

(9) LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1998 is summarized as follows:

                                                                                               1997          1998
                                                                                           ------------ -------------
Revolving credit and term loan facility notes:
 Revolving credit loans ..................................................................  $  535,000   $  766,000
 Term loans ..............................................................................   1,150,000    1,138,500
                                                                                            ----------   ----------
                                                                                             1,685,000    1,904,500
 Less current portion ....................................................................      11,500       11,500
                                                                                            ----------   ----------
 Total revolving credit and term loan facility notes, less current portion ...............  $1,673,500   $1,893,000
                                                                                            ==========   ==========
Mortgages and other long-term debt:
 8.094% note payable, due December 2001 ..................................................  $    9,205   $    9,037
 Prime plus 1.25% note payable (9% at December 31, 1998), due December 2000 ..............       7,954        7,788
 Mortgages payable in monthly installments of $62, including interest at rates ranging
   from 9% to 14% ........................................................................       7,264        3,143
 9.75% mortgage note payable in monthly installments of $107, including interest, with
   final payment of $13,087 in October 1998...............................................      13,198           --
 Prime plus 1% (8.75% at December 31, 1998) note payable in monthly installments of
   $89, including interest, with final payment in January 2020............................       9,671        9,535
 Seller notes, interest rates ranging from 10% to 14%, with final payment of $1,489 in
   July 2000 .............................................................................       3,495        1,489
 LIBOR plus 1.75% (6.85% at December 31, 1998) mortgage note payable in monthly
   installments of $51, including interest, with final payment due December 2000..........       6,274        6,142
 Mortgages payable in monthly installments of $89, including interest at rates ranging
   from 10.09% to 10.64% .................................................................       8,800        8,762
 10.89% mortgage note payable in monthly installments of $41, including interest, due
   April   2015 ..........................................................................       3,850        3,827
 11.5% mortgage note payable in monthly installments of $65, including interest, due
   January  2006 .........................................................................       4,981        4,966
 11% mortgage note payable in monthly installments of $216, including interest, due Decem-
   ber 2010 ..............................................................................      19,185       19,123
 11.5% mortgage note payable in monthly installments of $55, including interest, due
   January  2006 .........................................................................       4,197        4,184
 10.95% mortgage note payable in monthly installments of $74, including interest, due
   January 2004 ..........................................................................       5,240           --
 9.09% obligations under capital leases ..................................................      46,185           --
 11% mortgage note payable in monthly installments of $41, including interest, due Decem-
   ber 2006 ..............................................................................       2,821        2,808
 8.6% mortgage note payable in monthly installments of $30, including interest, due
   July 2034.............................................................................        4,032        4,015
 7.89% mortgage payable in monthly installments of $409 including interest, due July 2023.          --       52,674
 9.95% mortgage payable due December 2003, interest payable monthly ......................          --       37,500
 9.5% mortgage notes payable due March 2008, interest payable monthly ....................          --       12,000
 8% mortgages payable in annual installments of $880 including interest, due January 2003.          --        3,000
 8.69% mortgages payable in monthly installments of $35 including interest due September
   2004 ..................................................................................          --        3,902
 11.25% mortgages payable in monthly installments of $47 including interest due November
   2006 ..................................................................................          --        4,925

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(9) LONG-TERM DEBT -- (Continued)

                                                                                                1997          1998
                                                                                           ------------- -------------
 7.75% notes payable due September 2024 ..................................................          --        13,159
 3% to 6% seller notes with final payment due June 2001 ..................................          --         3,373
 Other ...................................................................................      17,083        17,177
                                                                                                ------        ------
 Total mortgages and other debt ..........................................................     173,435       232,529
 Less current portion: ...................................................................      23,033         5,260
                                                                                               -------       -------
 Total mortgages and other long-term debt, less current portion ..........................  $  150,402    $  227,269
                                                                                            ==========    ==========
Subordinated debt:
 5 3/4%  Convertible  Senior  Subordinated  Debentures due January 1, 2001, with interest
   payable semi-annually on January 1 and July 1 .........................................  $  143,750    $  143,750
 6% Convertible Subordinated Debentures due December 31, 2003, with interest payable
   semi-annually on January 1 and July 1 .................................................     115,000            --
 5 1/4% Convertible Subordinated Debentures due June 1, 2003 of RoTech Medical Cor-
   poration, with interest payable semi-annually on June 1 and December 1 ................       2,164         2,026
 9 5/8% and 10 3/4% Senior Subordinated Notes due May 31, 2002, and July 15, 2004 with
   interest payable semi-annually ........................................................         132           132
 10 1/4% Senior Subordinated Notes due April 30, 2006, with interest payable semi-annually
   on April 30 and October 30 ............................................................     150,000       150,000
 9 1/2% Senior Subordinated Notes due September 15, 2007, with interest payable semi-
   annually on March 15 and September 15 .................................................     450,000       450,000
 9 1/4% Senior Subordinated Notes due January 15, 2008, with interest payable semi-
   annually on January 15 and July 15 ....................................................     500,000       500,000
                                                                                            ----------    ----------
 Total subordinated debt .................................................................  $1,361,046    $1,245,908
                                                                                            ==========    ==========


REVOLVING CREDIT AND TERM LOAN FACILITY

     The Company has a $2,150,000 revolving credit and term long facility consisting of a $1,150,000 term loan facility and a $1,000,000 revolving credit facility. On September 15, 1997, the Company entered into a $1,750,000 revolving credit and term loan facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility") to replace its prior $700,000 revolving credit facility. The New Credit Facility consists of a $750,000 term loan facility (the "Term Facility") and a $1,000,000 revolving credit facility, including a $100,000 letter of credit subfacility and a $10,000 swing line subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on September 17, 1997, matures on September 30, 2004. As of December 31, 1998, $742,500 was outstanding, and will be amortized as follows (all payable in equal quarterly installments): each of 1999, 2000, 2001 and 2002 -- $7,500; 2003 -- $337,500 and 2004 -- $375,000. Any unpaid balance will be due on the maturity date. The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) one and three-quarters percent or two percent (depending on the ratio of the Company's Debt (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one-half percent or three-quarters of one percent (depending on the Debt/EBITDAR Ratio).

     In connection with the December 1997 acquisition of certain businesses from HEALTHSOUTH Corporation (see note 2), IHS and the lenders under the New Credit Facility amended the New Credit Facility to provide for an additional $400,000 term loan facility (the "Additional Term Facility") to finance a portion of the purchase price for the acquisition and to amend certain covenants to permit the

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(9) LONG-TERM DEBT -- (Continued)

consummation of the acquisition. The Additional Term Facility, which was borrowed at the closing of the acquisition, matures on December 31, 2005. As of December 31, 1998, $396,000 was outstanding and will be amortized as follows (all payable in equal quarterly installments): each of 1999, 2000, 2001, 2002 and 2003 -- $4,000; 2004 -- $176,000; and 2005 -- $200,000. The Additional Term
Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) two and one-quarter percent or two and one-half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or
(ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one percent or one and one-quarter percent (depending on the Debt/EBITDAR Ratio). The Term Facility and the Additional Term Facility can be prepaid at any time in whole or in part without penalty.

     The Revolving Facility will reduce to $800,000 on September 30, 2001 and $500,000 on September 30, 2002, with a final maturity on September 15, 2003; however, the $100,000 letter of credit subfacility and $10,000 swing line subfacility will remain at $100,000 and $10,000, respectively, until final maturity. The Revolving Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between three-quarters of one percent and one and three-quarters percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between zero percent and one-half percent (depending on the Debt/EBITDAR Ratio). Amounts repaid under the Revolving Facility may be reborrowed prior to the maturity date.

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

     The New Credit Facility replaced the Company's $700,000 revolving credit facility (the "Prior Credit Facility"). As a result, the Company recorded an extraordinary loss on extinguishment of debt of approximately $2,384 (net of related tax benefit of approximately $1,524) in the third quarter of 1997 resulting from the write-off of deferred financing costs of $3,908 related to the Prior Credit Facility. See note 17.

     The Prior Credit Facility consisted of a $700,000 revolving loan which reduced to $560,000 on June 30, 2000 and $315,000 on June 30, 2001, with a final maturity on June 30, 2002. The Prior Credit Facility was guaranteed by IHS' subsidiaries and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries. Loans under the Prior Credit Facility bore interest at a rate based on various market indices similar to those for the New Credit Facility (7.38% at December 31, 1996). On May 15, 1996, IHS borrowed $328,200 under the Prior Credit Facility to repay amounts outstanding under its $500,000 credit facility. See note 17.

     The Company utilizes interest rate swap agreements to manage interest rate exposure on its floating rate revolving credit and term loan facility. The principal objective of such contracts is to minimize the risks and/or costs associated with financial operating activities. Each interest rate swap is matched as a

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(9) LONG-TERM DEBT -- (Continued)

hedge against existing floating rate debt. The Company does not hold derivative financial instruments for trading or speculative purposes. At December 31, 1998, the Company had outstanding $1.05 billion notional amount of floating to fixed interest rate swap agreements. These swap agreements expire at various dates through 2004 and effectively convert an aggregate principal amount of $1.05 billion of variable rate long-term debt into fixed rate borrowings. The variable interest rates are based on the three month LIBOR rate (5.07% at December 31, 1998). The weighted average fixed interest rate under these agreements was 5.98% at December 31, 1998.

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

     In May 1997, the Company issued $450,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Senior Notes"). Interest on the 9 1/2% Senior Notes is payable semiannually on March 15 and September 15. The 9 1/2% Senior Notes are redeemable for cash at any time on or after September 15, 2002, at the option of the Company, in whole or in part, initially at the redemption price equal to 104.75% of principal amount, declining to 100% of principal amount on September 15, 2005, plus accrued interest thereon to the date fixed for redemption. In addition, IHS may redeem up to $150,000 aggregate principal amount of 9 1/2% Senior Notes at any time and from time to time prior to September 15, 2000 at a redemption price equal to 108.50% of the aggregate principal amount thereof, plus accrued interest thereon, out of the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture under which the 9 1/2% Senior Notes were issued). The Company used approximately $247,200 of the net proceeds from the sale of the 9 1/2% Senior Notes to repurchase substantially all of its outstanding 9 5/8% Senior Subordinated Notes due 2002 and 10 3/4% Senior Subordinated Notes due 2004 and to pay pre-payment premiums, consent fees and accrued interest related to the repurchase; the remainder was used to repay a portion of the balance then outstanding under its revolving credit facility. In connection with the repurchase, the Company recorded an extraordinary loss of $18,168 (net of tax). See note 17.

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(9) LONG-TERM DEBT -- (Continued)

interest rate on the 10 1/4% Senior Notes increased to 10.5% beginning November 25, 1996, and continued to increase by 0.25% each 90 days until the exchange offer was commenced, which occurred on November 26, 1997.

     On May 18, 1995, the Company issued $115,000 aggregate principal amount of its 9 5/8% Senior Subordinated Notes due 2002, Series A (the "9 5/8% Senior Notes"). On May 30, 1997, the Company repurchased $114,975 aggregate principal amount of the 9 5/8% Senior Notes pursuant to a cash tender offer as discussed above. On July 7, 1994, the Company issued $100,000 aggregate principal amount of its 10 3/4% Senior Subordinated Notes due 2004 (the "10 3/4% Senior Notes"). On May 30, 1997, the Company repurchased $99,893 aggregate principal amount of the 10 3/4% Senior Notes pursuant to a cash tender offer as discussed above. As a condition of the Company's obligation to repurchase tendered notes, tendering holders consented to amendments to the related indentures under which the notes were issued which eliminated or modified most of the restrictive covenants previously contained in such indentures.

     The Company's 5 3/4% convertible senior subordinated debentures (the "5 3/4% Debentures") in the aggregate principal amount of $143,750 are due January 1, 2001. The $2,026 aggregate principal amount of 5 1/4% convertible subordinated debentures of RoTech Medical Corporation (the "5 1/4% Debentures") are due June 1, 2003. At any time prior to redemption or final maturity, the 5 3/4% Debentures and the 5 1/4% Debentures are convertible into approximately 4,409,509 shares and 44,813 shares, respectively, of Common Stock of the Company at $32.60 per share and $45.21 per share, respectively, at the option of the holder, subject to adjustment upon the occurrence of certain events. The 5 3/4% Debentures and 5 1/4% Debentures are redeemable in whole or in part at the option of the Company at any time after January 2, 1997 and June 4, 1999, respectively, at initial redemption prices expressed as a percentage of principal of 103.29% and 103.0%, respectively.

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

     In the event of a change in control of IHS (as defined), each debt holder may require the Company to repurchase the debt, in whole or in part, at redemption prices of 100% of the principal amount in the case of the 5 3/4% Debentures and the 5 1/4% Debentures and 101% of the principal amount in the case of the 10 3/4% Senior Notes, 9 5/8% Senior Notes, 10 1/4% Senior Notes, 9 1/2% Senior Notes and 9 1/4% Senior Notes.

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

     At December 31, 1998, the aggregate maturities of long-term debt for the five years ending December 31, 2003 and thereafter are as follows:

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(9) LONG-TERM DEBT -- (Continued)

   1999 ...............   $   16,760
   2000 ...............       43,732
   2001 ...............      221,787
   2002 ...............      286,441
   2003 ...............      401,820
   Thereafter .........    2,412,397
                          ----------
                          $3,382,937
                          ==========

     Interest capitalized to construction in progress was $3,800 in 1996, $3,600 in 1997 and $5,000 in 1998.

(10) OTHER LONG-TERM LIABILITIES

CONTINGENT PAYMENTS RELATED TO FIRST AMERICAN ACQUISITION

     As indicated in note 2, the Company acquired all of the outstanding stock of First American Health Care of Georgia, Inc. in October 1996. The purchase price includes contingent payments which have been determined to be probable, and the present value thereof is recorded as other long-term liabilities.

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

     Pursuant to the terms of the First American plan of reorganization and the amended merger agreement, the purchase price included contingent payments of up to $155,000. The merger agreement provided that the contingent payments will be payable (1) if legislation is enacted that changes the Medicare reimbursement methodology for home health services to a prospectively determined rate methodology, in whole or in part, or (2) if, in respect to payments contingently payable for any year through 2003, the percentage increase through 2004 in the seasonally unadjusted Consumer Price Index for all Urban Consumers for the Medical Care expenditure category (the "Medical CPI") is less than 8%. With the enactment of the Balanced Budget Act of 1997, which mandated the implementation of a prospective payment system for Medicare home health nursing for cost reporting periods beginning October 1, 1999 (subsequently extended to October 1,
2000) the contingent payments are payable on February 14 of each year as follows: $10,000 in 2000; $40,000 in 2001; $51,000 in 2002; $39,000 in 2003; and
$15,000 in 2004. The contingent payments are payable to the Health Care Financing Administration ("HCFA") for $140,000 and to the former shareholders of First American for $15,000.

     The contingent payments to HCFA and $95,000 of the cash purchase price paid by the Company, which was paid to HCFA, are in full settlement of HCFA's claims made to the Bankruptcy Court related to First American's Medicare reimbursement claims for all periods prior to the petition date and of any claims by HCFA related to First American's Medicare reimbursement claims made after the petition date through December 31, 1996.

     The Company has accrued the present value of the contingent payments payable to HCFA and the former shareholders of First American. The present value of these payments of $113,042 at December 31, 1997 and $122,054 at December 31, 1998 was determined using a discount rate of 8% per annum from the dates of payment.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(10) OTHER LONG-TERM LIABILITIES -- (Continued)

UNFAVORABLE LEASES AND CONTRACTS

     In connection with certain business acquisitions, the Company assumed certain unfavorable lease and other contract obligations. Accordingly, the Company recorded approximately $75,380 in other long-term liabilities in accordance with Accounting Principles Board Opinion No. 16 concerning business combinations accounted for by the purchase method. Such obligations relate primarily to certain neuro-rehabilitation facilities in Massachusettes acquired from HEALTHSOUTH Corporation on December 31, 1997. The value of the obligations was determined based on the present value of amounts to be paid, using a 10% discount rate. With respect to the leases of real estate, the Company's valuation is based on estimates of fair market rentals provided by an independent appraiser. The obligation for unfavorable leases is payable primarily through 2005, and other contract obligations expire on December 31, 2000. The balance payable at December 31, 1997 and 1998 was $10,000 and $47,045 respectively.

(11) LEASES

     The Company has entered into operating leases as lessee of 215 health care facilities and certain office facilities expiring at various dates through February 2024. Minimum rent payments due under operating leases in effect at December 31, 1998 are summarized as follows:

       1999 .......................  $103,697
       2000 .......................   101,889
       2001 .......................    91,924
       2002 .......................    80,868
       2003 .......................    80,705
       Subsequent to 2003 .........   418,958
                                     --------
  Total ...........................  $878,041
                                     ========

     The Company also leases equipment under short-term operating leases having rentals of approximately $32,265 per year.

     The leases of health care facilities generally provide renewal options for various terms at fair market rentals at the expiration of the initial term. The Company generally has the option or right of first refusal to purchase the facilities at fair market value determined by independent appraisal (or by formula based upon the cash flow of the facility, as defined) or, with respect to certain leases, at a fixed price representing the fair market value at the inception of the lease. Under certain default conditions, the Company may be required to exercise the options to buy certain facilities. In connection with 52 leases the Company has paid purchase option deposits aggregating $50,515 at December 31, 1998, of which $37,411 is refundable.

     Minimum rentals are generally subject to adjustment based on the consumer price index or the annual rate of five year U.S. Treasury securities. Also, the leases generally provide for contingent rentals, based on gross revenues of the facilities in excess of base year amounts, and additional rental obligations for real estate taxes, utilities, insurance and repairs. Contingent rentals were $3,565 in 1996, $2,744 in 1997 and 2,778 in 1998.

(12) CAPITAL STOCK

     The Company is authorized to issue up to 150,000,000 shares of common stock and 15,000,000 shares of preferred stock. The Board of Directors is authorized to issue shares of preferred stock in one or more series and to determine and fix the rights, preferences and privileges of each series, including dividend rights and preferences, conversion rights, voting rights, redemption rights and the terms of any sinking fund. The issuance of such preferred stock may have the effect of delaying, deferring or preventing a change in control

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(12) CAPITAL STOCK -- (Continued)

of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock, including the loss of voting control to others. As of December 31, 1997 and 1998, there were no shares of preferred stock outstanding.

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

These rights are protected by customary antidilution provisions.

     The Company declared a $0.02 per share cash dividend in 1996 and 1997; none in 1998.

     At December 31, 1997 and 1998 the Company had outstanding stock options as follows:

                                                                           1997           1998
                                                                       ------------   ------------
Stock options outstanding pursuant to:
 1990 Employee Stock Option Plan ...................................      486,478        161,559
 1992 Employee Stock Option Plan ...................................      740,170        369,631
 Stock Option Plan for Non-Employee Directors ......................       50,000             --
 1994 Stock Incentive Plan .........................................    1,669,594        837,879
 Senior Executives' Stock Option Plan ..............................    1,800,000        620,000
 Stock Option Compensation Plan for Non-Employee Directors .........      128,082         73,082
 1995 Board of Director's Plan .....................................      300,000        200,000
 1996 Employee Stock Option Plan ...................................    2,987,475      5,129,104
 RoTech converted options ..........................................    1,737,476        951,971
 Other options .....................................................      262,133         89,118
                                                                        ---------      ---------
   Total stock options outstanding .................................   10,161,408      8,432,344
                                                                       ==========      =========


     The 1990 Employee Stock Option Plan, the 1992 Employee Stock Option Plan and the 1996 Employee Stock Option Plan provide that options may be granted to certain employees at a price per share not less than the fair market value at the date of grant as well as non-qualified options. In 1993, the

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(12) CAPITAL STOCK -- (Continued)

Company adopted the Senior Executives' Stock Option Plan and the 1994 Stock Incentive Plan, which provide for the issuance of options with terms similar to the 1992 plan. In addition, the Company has adopted two Stock Option Plans for Non-Employee Directors and a Stock Option Compensation Plan for Non-Employee Directors. The Board of Directors has authorized the issuance of 16,528,571 shares of Common Stock under all plans. Such options have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants. The options' maximum term is 10 years. Vesting for the 1990, 1992 and 1994 Employee Stock Option Plans is over four to six years. Vesting for the 1996 Plan is over two to four years. Vesting for the Directors' plans is one year after the date of grant. Vesting for the Senior Executives' Plan is generally over three years. In addition, the Company provides an Employee Stock Purchase Plan whereby employees have the right to purchase the Company's common stock at 90% of the quoted market price, subject to certain limitations.

     Stock option transactions are summarized as follows:


                                                       1996                      1997                       1998
                                             ------------------------ -------------------------- ---------------------------
                                                            WEIGHTED                   WEIGHTED                    WEIGHTED
                                                             AVERAGE                    AVERAGE                    AVERAGE
                                                            EXERCISE                   EXERCISE                    EXERCISE
                                                 SHARES       PRICE        SHARES        PRICE        SHARES        PRICE
                                             ------------- ---------- --------------- ---------- --------------- -----------
Options outstanding-beginning of period        6,377,554    $  20.19      8,750,099    $  20.94     10,161,408    $  22.24
Granted ....................................   3,096,500       22.14      2,975,272       25.15      6,898,701       18.66
Exercised ..................................    (141,382)      14.55     (1,418,968)      19.81     (3,511,717)      19.46
Cancelled ..................................    (582,573)      20.66       (144,995)      21.67     (5,116,048)      26.94
                                               ---------    --------     ----------    --------     ----------    --------
Options outstanding--end of period .........   8,750,099       20.94     10,161,408       22.24      8,432,344       17.62
                                               ---------    --------     ----------    --------     ----------    --------
Options exercisable--end of period .........   3,914,843    $  20.18      7,515,449    $  21.70      4,770,058    $  19.61
                                               =========    ========     ==========    ========     ==========    ========

     The following summarizes information about stock options outstanding as of December 31, 1998.

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                      ------------------------------------------   -------------------------
                                         WEIGHTED
                                         AVERAGE       WEIGHTED                     WEIGHTED
      RANGE OF            NUMBER        REMAINING       AVERAGE        NUMBER       AVERAGE
      EXERCISE         OUTSTANDING     CONTRACTUAL     EXERCISE     EXERCISABLE     EXERCISE
       PRICES          AT 12/31/98         LIFE          PRICE      AT 12/31/98      PRICE
-------------------   -------------   -------------   ----------   -------------   ---------
under $10..........     1,042,160           9.96       $  9.49              --      $   --
$10 to $15.........     3,264,545           7.66         10.33       1,881,903       10.32
$15 to $20.........       177,619           3.29         18.07         141,900       17.91
$20 to $25.........     2,170,442           6.40         21.45       1,608,777       21.35
over $25...........     1,777,578           8.68         31.06       1,137,478       32.73
                        ---------           ----       -------       ---------      ------
 Totals ...........     8,432,344           7.74       $ 17.62       4,770,058     $ 19.61
                        =========           ====       =======       =========     =======


               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(12) CAPITAL STOCK -- (Continued)

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

                                                  1996                       1997                        1998
                                        ------------------------- --------------------------- ---------------------------
                                         AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                        ------------- ----------- ------------- ------------- ------------- -------------
Net earnings (loss) ...................   $  46,334     $ 43,082    $ (33,505)    $ (48,994)    $ (67,978)    $ (81,574)
Basic earnings (loss) per share .......        2.06         1.91        (1.19)        (1.73)        (1.40)        (1.68)
Diluted earnings (loss) per share .....        1.78         1.68        (0.60)        (1.00)        (1.08)        (1.32)
                                          =========    =========    =========     =========     =========     =========

     The fair value of the employee options and warrants (including the Employee Stock Purchase Plan) for purposes of the above pro forma disclosure was estimated on the date of grant or modification using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 5.40% to 6.74% in 1996, 5.80% in 1997, and 4.65% in 1998; weighted average expected lives of 2 to 9 years for options and 6 months for the Employee Stock Purchase Plan; 0.1% dividend yield and volatility of 26.3% in 1996, 30.1% in 1997 and 79.45% in 1998. The effects of applying SFAS No. 123 in the pro forma net earnings (loss) and earnings (loss) per share may not be representative of the effects on such pro forma information for future years. In December 1998, the Board of Directors authorized a modification to the options outstanding under certain of the Company's option plans for certain employees which resulted in the change of the exercise price to $10.25, the market price on the date of the modification, for option holders who chose to participate in the option modification. In order to participate, certain option holders were required to surrender two existing options for each modified option. The effect of this modification has been included in the pro forma earnings (loss) per share amounts above. In September 1997, the Board of Directors authorized a modification to the options outstanding under the Company's option plans which resulted in a two year acceleration of the options held by senior and executive vice presidents. Under SFAS 123, compensation cost of $1,229 in 1997 is recognized immediately for the vested options. The effect of this modification has been included in the pro forma per share amounts above.

     Warrant transactions are summarized as follows:

                                                            WEIGHTED                 WEIGHTED                 WEIGHTED
                                                             AVERAGE                  AVERAGE                 AVERAGE
                                                            EXERCISE                 EXERCISE                 EXERCISE
                                                  1996        PRICE        1997        PRICE        1998       PRICE
                                              ------------ ---------- ------------- ---------- ------------- ---------
Warrants outstanding--beginning of year .....    518,000    $  31.30      498,000    $  31.03    1,275,000   $  32.34
Granted .....................................         --          --      780,000       33.12      750,000      10.63
Exercised ...................................         --          --       (3,000)      20.00           --        --
Cancelled ...................................    (20,000)      38.02           --          --     (750,000)     33.16
                                                 -------    --------    ---------    --------    ---------   --------
Warrants outstanding--end of year ...........    498,000    $  31.03    1,275,000    $  32.34    1,275,000   $  19.09
                                                 =======    ========    =========    ========    =========   ========

     The warrants granted in 1997 consist primarily of warrants granted to Stephen P. Griggs, the President of RoTech. In connection with the acquisition of RoTech and as a condition of his five-year employment agreement, Mr. Griggs was issued warrants to purchase 750,000 shares of IHS Common Stock at a per share exercise price equal to the average closing sales price of IHS Common Stock for the 15 business days prior to the acquisition closing date. Such warrants vest at a rate of 20% per year beginning one year from the acquisition closing date. The warrants were granted in consideration of future services to be rendered by Mr. Griggs. As such, the Company applied the guidance provided in APB Opinion No. 25. Since the exercise price of the warrants was equal, on the date of grant, to the market value of the stock, no compensation expense was recognized or deferred.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(12) CAPITAL STOCK -- (Continued)

     In 1997, the Company's Board of Directors authorized the repurchase in the open market of up to $20,000 of the Company's Common Stock. In 1998, the Company's Board of Directors authorized the repurchase in the open market of up to an additional $25,000 of the Company's Common Stock. The purpose of the repurchase program was to have available treasury shares of common stock to (i) satisfy contingent earn-out payments under prior business combinations accounted for by the purchase method, (ii) issue in connection with acquisitions and (iii) issue upon exercise of outstanding options. The repurchases were funded from cash from operations and proceeds from the sale of the Company's debt securities. In 1997, the Company repurchased 548,500 shares of common stock for an aggregate purchase price of approximately $19,813. In 1998, the Company repurchased 1,060,500 shares of common stock for an aggregate purchase price of approximately $18,469, and reissued 658,824 shares and 347,700 shares in connection with funding the Company's Key Employee Supplemental Executive Retirement Plans and an acquisition, respectively.

(13) EARNINGS PER SHARE

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

                                                                EARNINGS*          SHARES        PER SHARE
                                                               (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                              -------------   ---------------   ----------
For the Year ended December 31, 1996
 Basic EPS ................................................      $ 48,232        22,529,000       $ 2.14
 Adjustment for interest on and incremental shares from
   assumed conversion of the convertible subordinated de-
   bentures ...............................................         9,888         7,989,275           --
 Incremental shares from assumed exercise of dilutive op-
   tions and warrants (net of tax benefits related thereto)
   and issuance of contingent shares ......................            --         1,045,310           --
                                                                 --------        ----------       ------
 Diluted EPS ..............................................      $ 58,120        31,563,585       $ 1.84
                                                                 ========        ==========       ======
For the Year ended December 31, 1997
 Basic EPS ................................................      $  2,508        28,253,217       $ 0.09
 Adjustment for interest on and incremental shares from
   assumed conversion of the convertible subordinated de-
   bentures ...............................................        10,216         8,292,655           --
 Incremental shares from assumed exercise of dilutive op-
   tions and warrants (net of tax benefits related thereto)
   and issuance of contingent shares ......................            --         2,352,966           --
                                                                 --------        ----------       ------
 Diluted EPS ..............................................      $ 12,724        38,898,838       $ 0.33
                                                                 ========        ==========       ======
For the Year ended December 31, 1998
 Basic EPS ................................................      $136,892        48,445,979       $ 2.83
 Adjustment for interest on and incremental shares from
   assumed conversion of the convertible subordinated de-
   bentures ...............................................         7,396         6,232,546           --
 Incremental shares from assumed exercise of dilutive op-
   tions and warrants (net of tax benefits related thereto)
   and issuance of contingent shares ......................            --         1,578,520           --
                                                                 --------        ----------       ------
 Diluted EPS ..............................................      $144,288        56,257,045       $ 2.56
                                                                 ========        ==========       ======

------------------
* Represents earnings from continuing operations before extraordinary items and cumulative effect of accounting change.

(14) INCOME TAXES

     The provision for income taxes on earnings before income taxes and extraordinary items is summarized as follows:

                                            YEARS ENDED DECEMBER 31,
                                    ----------------------------------------
                                        1996          1997          1998
                                    ------------  ------------  ------------
       Continuing operations .....    $ 64,008     $  33,238     $  95,128
       Discontinued operations ...        (293)       (8,789)      (83,291)
                                      --------     ---------     ---------
                                      $ 63,715     $  24,449     $  11,837
                                      ========     =========     =========

       Federal ...................    $ 55,577     $  20,783     $  10,393
       State .....................       8,138         3,666         1,444
                                      --------     ---------     ---------
                                        63,715     $  24,449     $  11,837
                                      ========     =========     =========

       Current ...................    $ 21,515     $  39,042     $ (29,518)
       Deferred ..................      42,200       (14,593)       41,355
                                      --------     ---------     ---------
                                      $ 63,715     $  24,449     $  11,837
                                      ========     =========     =========

     The amount computed by applying the Federal corporate tax rate of 35% in 1996, 1997 and 1998 to earnings from continuing operations before income taxes, extraordinary items and cumulative effect of accounting change is summarized as follows:

                                                          1996         1997         1998
                                                       ----------   ----------   ----------
       Income tax computed at statutory rates.......    $ 39,284     $12,511      $ 81,207
       State income taxes, net of Federal tax
        benefit ....................................       5,315       3,325         6,033
       Amortization of intangibles .................       2,293       5,568         8,601
       Basis difference on assets sold .............      16,136       5,784            --
       Merger costs and other special charges ......          --       6,362         1,112
       Valuation allowance adjustment ..............      (1,353)         --            --
       Other .......................................       2,333        (312)       (1,825)
                                                        --------     -------      --------
                                                        $ 64,008     $33,238      $ 95,128
                                                        ========     =======      ========

     Deferred income tax (assets) liabilities at December 31, 1997 and 1998 are as follows:

                                                                           1997          1998
                                                                       -----------   -----------
   Excess of book over tax basis of assets .........................    $ 166,520     $ 211,283
   Insurance reserves ..............................................       (7,209)       (7,344)
   Deferred gain on sale-leaseback .................................       (2,040)       (1,782)
   Allowance for doubtful accounts .................................      (69,787)      (72,246)
   Accrued Medicare settlement .....................................      (41,330)      (46,991)
   Accrued litigation ..............................................       (5,402)       (5,889)
   Accrued vacation ................................................       (3,810)       (1,244)
   Other accrued expenses not yet deductible for tax ...............      (37,754)        1,998
   Pre-acquisition separate company net operating loss carryforwards      (23,868)      (25,827)
   Loss on discontinued operations .................................           --        (5,775)
   Net operating loss carryforwards ................................           --       (29,231)
                                                                        ---------     ---------
   Other ...........................................................          277            --
                                                                        ---------     ---------
                                                                          (24,403)    $  16,952
   Valuation allowance .............................................       24,403        24,403
                                                                        ---------     ---------
                                                                        $      --     $  41,355
                                                                        =========     =========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(14) INCOME TAXES -- (Continued)

     The decrease in the valuation allowance for deferred tax assets in 1996 is attributable to the utilization of pre-acquisition separate company net operating loss carryforwards. In 1997, the Company recorded deferred tax assets in connection with business acquisitions of $32,093, which, net of a valuation allowance of $24,403 related thereto, has been applied as a reduction to goodwill.

     At December 31, 1998, certain subsidiaries of the Company had pre-acquisition net operating loss carryforwards available for Federal and state income tax purposes of approximately $67,082 which expire in the years 1999 through 2009. The annual utilization of these net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code. Also, at December 31, 1998, the Company has consolidated net operating loss carryforwards for federal and state income tax purposes of approximately $75,926 which expire in the year 2012.

(15) OTHER COMMITMENTS AND CONTINGENCIES

     IHS' contingent liabilities (other than liabilities in respect of litigation and the First American acquisition) aggregated approximately $122,603 as of December 31, 1998. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7,130 or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia and other financial institutions to secure certain of IHS' self-insured workers' compensation obligations, health benefits and other obligations. The maximum obligation was $28,897 at December 31, 1998. In addition, IHS has several surety bonds in the amount of $86,576 to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. In addition, IHS has obligations under operating leases aggregating approximately $878,041 at December 31, 1998. (See note 11).

     IHS leases ten facilities from Meditrust, a publicly-traded real estate investment trust. With respect to all the facilities leased from Meditrust, IHS is obligated to pay additional rent in an amount equal to a specified percentage (generally five percent) of the amount by which the facility's gross revenues exceed a specified amount (generally based on the facility's gross revenues during its first year of operation). If an event of default occurs under any Meditrust lease or any other agreement IHS has with Meditrust, Meditrust has the right to require IHS to purchase the leased facility at a price equal to the higher of the then current fair market value of the facility or the original purchase price of the facility paid by Meditrust plus (i) the cost of certain capital expenditures paid for by Meditrust, (ii) an adjustment for the increase in the cost of living index since the commencement of the lease and (iii) all rent then due and payable (all such amounts to be determined pursuant to the prescribed formula contained in the lease). In addition, each Meditrust lease provides that a default under any other Meditrust lease or any other agreement IHS has with Meditrust constitutes a default under such lease. Upon such default, Meditrust has the right to terminate the leases and to seek damages based upon lost rent.

     The Company maintains a 401(k) plan available to substantially all employees who have been with the Company for more than six months. In general, employees may defer up to 20% of their salary subject to the maximum permitted by law. The Company may make a matching contribution, at its discretion, equal to a portion of the employee's contribution. Employee and employer contributions are vested immediately. The Company made a contribution of $351 in 1996 related to the 1995 plan year and has made no contributions for other years. The Company also maintains supplemental executive retirement ("SERP") plans for certain of its senior officers. The SERP plans consist of two defined contribution plans and one defined benefit plan. Expenses recognized for these plans were $3,254 and $2,898 in 1997 and 1998, respectively. Net prepaid pension expense related to the SERP Plans were $12,945 and $21,819 as of December 31, 1997 and 1998, respectively.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(15) OTHER COMMITMENTS AND CONTINGENCIES -- (Continued)


     The Company is subject to workers' compensation and employee health benefit claims, which are primarily self-insured; however, the Company does maintain certain stop-loss and other insurance coverage which management believes to be appropriate. Provisions for estimated settlements relating to the workers' compensation and health benefit plans are provided in the period of the related claim on a case by case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

(16) SUPPLEMENTAL CASH FLOW INFORMATION

     See note 2 for information concerning significant non-cash investing and financing activities related to business acquisitions and note 20 for such information related to non-recurring charges for the years ended December 31, 1996, 1997, and 1998. Other significant non-cash investing and financing activities are as follows:

   o The Company declared cash dividends, which resulted in increases in current liabilities offset by decreases in retained earnings of $471 in 1996 and $814 in 1997.

   o The sale of certain non-strategic assets in 1996 resulted in decreases in net current assets of $449, property of $8,730, other assets of $3,803, an increase in net current liabilities of $144 and a decrease in long term debt of $4,008.

   o The sale of certain non-strategic assets (including assets held for sale) in 1998 resulted in an increase in notes receivable of approximately $7,000 which is classified in other assets at December 31, 1998.

   o An increase in additional paid-in capital of $7,020 and $21,332, 1997 and 1998, respectively, resulted from the exercise of stock options under the Company's various plans, which increased the Company's current taxes receivable by such amounts.

   o An increase in goodwill and other long-term liabilities of $75,000 in 1997 resulted from the Company recording the present value of the remaining contingent payments to HCFA. (See note 10).

   o An increase in goodwill and additional paid in capital of $32,743 in 1998 resulted from the Company's recording of the value of 1,841,700 options issued in connection with the Rotech Medical Corporation acquisition.

     Cash payments for interest were $56,883 in 1996, $104,747 in 1997 and $209,013 in 1998. Cash payments for income taxes were $38,193 in 1996, $24,971 in 1997 and $15,809 in 1998.

(17) EXTRAORDINARY ITEMS

     In the third quarter of 1997, the Company replaced its $700,000 revolving credit facility with the $1,750,000 revolving credit and term loan facility (see note 9). This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $3,908, relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $1,524, is presented in the statement of operations as an extraordinary item of $2,384.

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(17) EXTRAORDINARY ITEMS -- (Continued)

     In the second quarter of 1996, the Company replaced its $500,000 revolving credit and term loan facility with the $700,000 revolving credit facility (see note 9). This event has been accounted for as an extinguishment of debt and the Company has recorded a loss on extinguishment of debt of $2,327 relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $896, is presented in the statement of operations as an extraordinary item of $1,431.

(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The  carrying  amount  of  cash  and  cash  equivalents,  patient  accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. The fair value of temporary investments is estimated based on quoted market prices for these or similar investments. The fair value of third-party payor settlements receivable is estimated by discounting anticipated cash flows using estimated market discount rates to reflect the time value of money. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar instruments with the same remaining maturities. Management of the Company believes the carrying amount of the above financial instruments approximates the estimated fair value. The Company has investments in unconsolidated affiliates described in note 4, which are untraded companies and joint ventures. The Company has notes receivable from unaffiliated individuals and untraded companies totaling $15,524 and $28,477 at December 31, 1997 and 1998, respectively. Also, the Company has purchase option deposits of $78,149 and $71,415 on 89 and 86 leased and managed facilities of which $33,393 and $37,411 is refundable at December 31, 1997 and 1998, respectively, and has guaranteed the indebtedness of two of its leased facilities. It is not practicable to estimate the fair value of these investments, notes and guarantees since they are not traded, no quoted values are readily available for similar financial instruments and the Company believes it is not cost-effective to have valuations performed. However, management believes that there has been no permanent impairment in the value of such investments and no indication of probable loss on such guarantees.

(19) RELATED PARTY TRANSACTIONS

     In January 1999, IHS sold 32 long-term care facilities to Monarch Properties, LP ("Monarch LP"), a newly formed private company. Dr. Robert N. Elkins, chairman of the board, chief executive officer and president of the Company, beneficially owns 30% of Monarch LP and is the Chairman of Managers of Monarch Properties, LLP, the parent company of Monarch LP. The Company expects to record an immaterial gain on this transaction. (See note 25)

     In 1998, IHS began to manage ten facilities leased from a real estate investment trust by Lyric, an entity equally owned by IHS and an entity controlled by Timothy Nicholson, a director of the Company. Five facilities were sold to the real estate investment trust by IHS in each of January and March 1998.

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

     In September 1997, the Company purchased the Naples, Florida residence of Lawrence P. Cirka, the former President of the Company, for approximately $4,800. During 1998, Mr. Cirka repurchased the residence from the Company. No gain or loss resulted from this transaction.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(19) RELATED PARTY TRANSACTIONS -- (Continued)

     In December 1997, the Company sold its aircraft to RNE Skyview LLC, a limited liability company in which Dr. Robert N. Elkins, IHS' chairman, chief executive officer and president, is the sole member, and simultaneously entered into a lease agreement for such aircraft with RNE Skyview LLC. No gain or loss was recorded on the sale.

     During 1996, 1997 and 1998, the Company loaned Dr. Robert N. Elkins, IHS' chairman, chief executive officer and president, approximately $4,700, $13,500 and $8,750, respectively. Dr. Elkins used the cash proceeds from the 1996 and 1998 loans to purchase stock and to pay taxes associated with option exercises. Dr. Elkins used the cash proceeds from the 1997 loan to exercise options to purchase 650,000 shares of Common Stock. In addition, the Company has made available loans to members of senior management in order to purchase stock in the open market and/or to exercise stock options. Such loans aggregated approximately $4,070 and $1,550 in 1997 and 1998, respectively.

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

     In October 1996, the Company loaned $3,445 to, Integrated Living Communities, Inc. ("ILC"), the Company's assisted living subsidiary (see note
20); ILC repaid the loan in 1997. Dr. Robert N. Elkins, chairman, chief executive officer and president of the Company, was chairman of the board of directors of ILC and Lawrence P. Cirka, at the time president and chief operating officer of the Company, was a director of ILC.

     In April 1993, a wholly-owned subsidiary of the Company acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. In 1995 the Company invested an additional $4,384 in Speciality Care PLC. As a result of the Company's additional investment, the Company had a 21.3% interest in the Common Stock and a 63.65% interest in the 6% cumulative convertible preferred stock. Robert N. Elkins, chairman of the board, chief executive officer and president of the Company, was a director of Speciality Care PLC, and Timothy Nicholson, a director of the Company, was chairman and managing director of Speciality Care PLC. In connection with the sale and as discussed in note 4, shareholders of Speciality Care PLC received outstanding ordinary shares of Craegmoor. IHS now owns less than 10% of the outstanding ordinary shares of Craegmoor. The Company's investment in Craegmoor at December 31, 1998 was $6,716 (See note 4). The Company's equity in Speciality Care PLC was $6,059 at December 31, 1997 (see note 4).

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(20) NON-RECURRING CHARGES

                                                                                  1996           1997
                                                                              ------------   -----------
  Loss from nursing facilities management contract terminations ...........        7,825         3,700
  Gain on sale of pharmacy division .......................................      (34,298)       (7,580)
  Loss (gain) on sale of Integrated Living Communities, Inc. (ILC) ........        8,497        (3,914)
  Loss on closure of redundant rehabilitation operations ..................           --         2,929
  Termination of Coram merger and related settlement costs ................           --        27,555
  Termination payments in connection with RoTech acquisition ..............           --         4,750
  Write-down to net realizable value of assets to be sold:
   Physician practice and outpatient clinic operations ....................           --        58,912
   Nursing facilities .....................................................           --         2,500
  Termination of other business activities:
   International investment and development activities ....................           --         5,490
   Pre-acquisition activities .............................................           --         4,500
   Purchase options on nursing facilities .................................           --         6,268
   National purchasing contract ...........................................           --         5,742
  Other ...................................................................           --        12,604
                                                                                 -------        ------
                                                                               $ (17,976)     $123,456
                                                                               =========      ========


     On July 30, 1996, the Company sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150,000, consisting of cash of $125,000 and unregistered shares of Capstone common stock having a value of approximately $25,000. The Company had determined that its ownership of pharmacy operations is not critical to the development and implementation of its post-acute care network strategy. As a result of the sale, the Company recorded a $34,298 pre-tax gain ($298 gain after income taxes). Because IHS's investment in the pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale (see note 14). The Capstone common stock received in the sale was recorded at its carryover cost of $14,659. During the first quarter of 1997, the Company recorded the remaining gain of $7,580 on its investment in the Capstone shares when such shares were registered. Previously, such gain was accounted for as an unrealized gain on available for sale securities.

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

     The Company terminated the All Seasons management contract, a 10 year contract entered into in September 1994 to manage six geriatric care facilities in Washington State as a result of the changes to the reimbursement environment within the state of Washington, the Company believed it was in its best interest to terminate such contract. As a result, the Company incurred a $7,825 loss on the termination in 1996. Such loss consists of the write-off of $3,803 of management fees and $4,022 of loans made to All Seasons.

     On October 19, 1996, the Company and Coram Healthcare Corporation ("Coram") entered into a definitive agreement and plan of merger (the "Merger Agreement") providing for the merger of a wholly-owned subsidiary of IHS into Coram, with Coram becoming a wholly-owned subsidiary of IHS. Under the terms of the Merger Agreement, holders of Coram common stock were to receive for each share of Coram common stock 0.2111 of a share of the Company's common stock, and IHS would have

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(20) NON-RECURRING CHARGES -- (Continued)


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

     In the fourth quarter of 1997, IHS recorded a $3,700 charge to exit eleven California nursing facilities under management. The components of this charge were to write-off the following assets: a $602 management fee receivable, a $2,250 purchase option deposit, a $550 cash advance for capital improvements and other working capital requirements of the owner, and $298 in deferred acquisition costs.

     In the fourth quarter of 1997, the Company incurred other costs of $12,604, which included: (i) $1,300 in termination and severance costs associated with the sale of outpatient and physician practices, (ii) $1,100 in lease termination costs associated with the sale of outpatient and physician practices, (iii) $3,800 in investments and loans related to other start-up joint ventures, (iv) $3,500 in obsolete information systems for acquisitions completed prior to 1997,
(v) $975 prior owner litigation settlements subsequent to one year after the acquisition date, (vi) $970 in lease termination costs associated with the closing of six mobile diagnostic locations in non-strategic markets, and (vii) $959 in other miscellaneous charges.

(21) CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In November 1997, the Emerging Issues Task Force ("EITF") reached consensus on Issue 97-13 concerning costs of projects that combine business process reengineering and information technology transformation. EITF Issue 97-13 now requires that certain costs of business process reengineering and information technology projects be expensed as incurred. These costs include costs related to the formulation, evaluation and selection of alternative software, costs of the determination of needed technology, certain data conversion costs, training costs and post-implementation application maintenance and support costs. In accordance with EITF Issue 97-13, the unamortized balance of these costs of $3,000 was written-off in the fourth quarter of 1997 and reported as the cumulative effect of a change in accounting principle (net of income taxes of $1,170) of $1,830.

(22) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(22) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -- (Continued)

     The Company and others in the healthcare business are subject to certain inherent risks, including the following:

   o Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs which have been drastically cut in recent years;

   o Government regulations, government budgetary constraints and proposed legislative and regulatory changes; and

   o Lawsuits alleging malpractice and related claims.

     Such inherent risks require the use of certain management estimates in the preparation of the Company's financial statements and it is reasonably possible that a change in such estimates may occur.

     The Company receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare and various state Medicaid reimbursement programs represented 21.0% and 25.0%, respectively, of the Company's total revenue for the year ended December 31, 1998. The Company's operations are subject to a variety of Federal, state and local legal and regulatory risks, including without limitation the federal Anti-Kickback statute and the federal Ethics in Patient Referral Act (so-called "Stark Law"), many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Stark Law prohibits, with limited exceptions, financial relationships between ancillary service providers and referring physicians. Other regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

   o False Claims -- "Operation Restore Trust" is a major anti-fraud demonstration project of the Office of the Inspector General. The primary purpose for the project is to scrutinize the activities of healthcare providers which are reimbursed under the Medicare and Medicaid programs. False claims are prohibited pursuant to criminal and civil statutes and are punishable by imprisonment and monetary penalties.

   o Regulatory Requirement Deficiencies -- In the ordinary course of business health care facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In some cases, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from participation in the Medicare and Medicaid programs and, in extreme cases, revocation of a facility's license.

   o Changes in laws and regulations -- Changes in laws and regulations could have a material adverse effect on licensure, eligibility for participation in government programs, permissable activities, operating costs and the levels of reimbursement from governmental and other sources.

     In response to the aforementioned regulatory risks, the Company formed a Corporate Compliance Department in 1996 to help identify, prevent and deter instances of Medicare and Medicaid noncompliance. Although the Company strives to manage these regulatory risks, there can be no assurance that federal and/or state regulatory agencies that currently have jurisdiction over matters including, without limitation, Medicare, Medicaid and other government reimbursement programs, will take the position that the Company's business and operations are in compliance with applicable law or with the standards of such regulatory agencies.

     In some cases, violation of such applicable law or regulatory standards by the Company can carry significant civil and criminal penalties and can give rise to qui tam litigation. In this connection, the Company is a defendant in certain actions or the subject of investigations concerning alleged violations

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(22) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -- (Continued)

of the False Claims Act or of Medicare regulations. Such cases are in preliminary stages and the Company intends to vigorously defend them. The Company believes the resolution of these matters will have no material adverse effect on the Company's financial position or results of operations.

     The Balanced Budget Act of 1997 (BBA), enacted in August 1997, made numerous changes to the Medicare and Medicaid programs that are significantly affecting the Company. With respect to Medicare, the BBA provides, among other things, for a prospective payment system for skilled nursing facilities and reductions in reimbursement for oxygen and oxygen equipment for home respiratory therapy. As a result, in 1999 the Company will bear the cost risk of providing care inasmuch as it receives specified reimbursement for each treatment regardless of actual cost. With respect to Medicaid, the BBA repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates and the Company believes many states are moving toward a prospective payment type system for skilled nursing facilities.

     The BBA mandates the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facility services, under which facilities will be paid a fixed fee for virtually all covered services. PPS will be phased in over a four-year period, effective January 1, 1999 for IHS' owned and leased skilled nursing facilities other than the facilities acquired in the HEALTHSOUTH acquisition, which will become subject to PPS on June 1, 1999. Prospective payment for facilities managed by IHS will be effective for each facility at the beginning of its first cost reporting period on or after July 1, 1998. During the first three years, payments will be based on a blend of the facility's historical costs and federal costs. Thereafter, the per diem rates will be based 100% on federal costs. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate will cover (i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services currently covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs. The Company's ability to offer the ancillary services required by higher acuity patients, such as those in its subacute care programs, in a cost-effective manner will be critical to the Company's success and will affect the profitability of the Company's Medicare patients. There can be no assurance that PPS will not have a material adverse impact on IHS' results of operations or financial condition.

     The Company is also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on the Company. As a result, the Company maintains occurrence basis professional and general liability insurance with coverage and deductibles which management believes to be appropriate.

     The Company is also subject to certain inherent risks related to the acquisition of businesses. Since its inception, the Company has grown through acquisitions, and realization of acquisition costs, including intangible assets of businesses acquired, is dependent initially upon the consummation of the acquisitions and subsequently upon the Company's ability to successfully integrate and manage acquired operations.

     The Company believes that adequate provision for the aforementioned items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

(23) SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(23) SEGMENT REPORTING -- (Continued)

establishes standards for the way public business enterprises are to report information about operating segments in annual and interm financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     After giving effect to the discontinuance of its home health nursing segment, IHS has four primary reportable segments: Inpatient Services, Home Respiratory/Infusion/DME, Diagnostic Services and Lithotripsy Services. Inpatient services include: (A) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (B) contract services which provides specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (C) contracted services which provides specialty medical services under contract to other healthcare providers, and (D) management of skilled nursing facilities owned by third parties. Home respiratory/Infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. Diagnostic Services provide mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. Lithotripsy Services is a non-invasive technique that uses shock waves to disintegrate kidney stones primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No. 131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

     IHS management evaluates the performance of its operating segments on the basis of earnings before interest, income taxes, depreciation and amortization and non-recurring charges.

                                                                    YEAR ENDED DECEMBER 31, 1997
                                          --------------------------------------------------------------------------------
                                                                HOME RESPIRATORY/   DIAGNOSTIC   LITHOTRIPSY
                                           IMPATIENT SERVICES      INFUSION/DME      SERVICES     SERVICES    CONSOLIDATED
                                          -------------------- ------------------- ------------ ------------ -------------
Revenues ................................      $1,160,095           $  116,013       $112,441     $ 14,079    $1,402,628
Operating, general and administrative
 expenses (including rent) ..............         914,317               76,350         94,992        6,813     1,092,472
                                               ----------           ----------       --------     --------    ----------
Earnings from continuing operations before
 non-recurring  charges,  equity in
 earnings of affiliates, interest, taxes,
 depreciation and amortization ..........      $  245,778           $   39,663       $ 17,449     $  7,266    $  310,156
                                               ==========           ==========       ========     ========    ==========
Total assets ............................      $3,256,836           $1,389,554       $172,382     $183,380    $5,002,152
                                               ==========           ==========       ========     ========    ==========

                                                                    YEAR ENDED DECEMBER 31, 1998
                                          --------------------------------------------------------------------------------
                                                                HOME RESPIRATORY/   DIAGNOSTIC   LITHOTRIPSY
                                           INPATIENT SERVICES      INFUSION/DME      SERVICES     SERVICES    CONSOLIDATED
                                          -------------------- ------------------- ------------ ------------ -------------
Revenues ................................      $2,174,592           $  624,325       $117,248     $ 56,021    $2,972,186
Operating, general and administrative
 expenses (including rent) ..............       1,760,603              462,950         91,477       30,154     2,345,184
                                               ----------           ----------       --------     --------    ----------
Earnings from continuing operations before
 non-recurring  charges,  equity in
 earnings of affiliates, interest, taxes,
 depreciation and amortization ..........      $  413,989           $  161,375       $ 25,771     $ 25,867    $  627,002
                                               ==========           ==========       ========     ========    ==========
Total assets ............................      $3,330,250           $1,638,545       $215,658     $208,675    $5,393,128
                                               ==========           ==========       ========     ========    ==========

     There are no material inter-segment revenues or receivables. Revenues derived from Medicare and various state Medicaid reimbursement programs represented 24% and 22%, respectively, for the year ended December 31, 1997 and 21% and 25%, respectively, for the year ended December 31, 1998. The Company does not evaluate its operations on a geographic basis.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(24) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of foreign currency exposures. This Statement is effective for all fiscal quarters of 2000. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In March 1998 the Accounting Standards Executive Committee ("ASEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance as to whether certain costs for internal use software should be capitalized or expensed when incurred. In addition, in June 1998 the ASEC issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs. It requires costs of start-up activities to be expensed as incurred. SOP 98-1 and 98-5 are effective in 1999. The Company does not expect the adoption of SOP 98-1 and 98-5 to have a material impact on the financial statements.

(25) SUBSEQUENT EVENTS

     Effective January 1, 1999, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") sold 32 long-term care facilities to Monarch LP, for approximately $132 million in net cash proceeds plus contingent earn-out payments of up to a maximum of $67.6 million. The contingent earn-out payments will be paid to the Company by Monarch LP upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch LP, with the amount of the earn-out payments determined in accordance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch LP. After the sale of the facilities to Monarch LP, the Company transferred the stock of each of the Lyric Subsidiaries to Lyric. Monarch LP then leased all of the facilities back to the Lyric Subsidiaries under the long-term master lease. The Company is managing these facilities for Lyric. The Company expects to record an immaterial gain on this transaction.

     In January 1999, the Company acquired Suncoast of Manatee, Inc, a skilled nursing facility in Florida. The total purchase price was approximately $11,920. Also, in January 1999, the Company acquired seven respiratory companies. The total purchase price was approximately $8,206.

     The Company has reached definitive agreements to purchase nine respiratory companies for approximately $35,536, as well as definitive agreements to enter into two separate leases of 28 skilled nursing facilities. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, different terms or at all.

     During March 1999, the Company repurchased 3,607,000 shares of its Common Stock at an aggregate price of approximately $24,041.

     In March 1999, the Company sold three facilities to Monarch L.P for $33 million, which purchase price was paid by a 10% Note due March 2000. Monarch LP leased the facilities to Lyric. The Company is managing these facilities for Lyric pursuant to the agreements described in note 4 above.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(25) SUBSEQUENT EVENTS -- (Continued)

     In March 1999, the Company amended the New Credit Facility, which amendments loosened the financial covenants, increased interest rates and accelerated the reduction in the availability under the New Credit Facility. As amended:

      o The Term Facility bears interest at a rate equal to at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between two and three quarters percent and three and one quarter percent (depending on the ratio of the Company's debt as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent pro forma for any acquisitions or divestitures during the measurement period (the "Debt/ EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowings and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between one and one half percent and two percent (depending on the Debt/EBITDAR Ratio).

      o The Additional Term Facility bears interest at a rate equal to at the option of IHS, either (i) in the case of Eurodollar loans, the sum of
         (x) between three percent and three and one half percent (depending on the Debt/EBITDAR Ratio, and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or
         (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between one and three quarters percent and two and one quarter percent (depending on the Debt/EBITDAR Ratio). The Term Facility and the Additional Term Facility can be prepaid at any time in whole or in part without penalty.

      o  The  Revolving  Facility  will  reduce to  $800,000 on January 1, 2001,
         $600,000  on  January 1,  2002,  $500,000  on  September  30,  2002 and
         $400,000 on January 1, 2003, with a final maturity on September 15, 2003; however the $100,000 letter of credit subfacility and $10,000 swing line subfacility will remain at $100,000 and $10,000, respectively, until final maturity. The Revolving Credit Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between two percent and two and three quarters percent (depending on the Debt/EBITDAR Ratio) and
         (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between three quarters of one percent and one an one-half percent (depending on the Debt/EBITDAR Ratio).

      o The New Credit Facility prohibits IHS from purchasing or redeeming IHS stock.

                        INTEGRATED HEALTH SERVICES, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                    1996           1997           1998
                                                               -------------- -------------- -------------
Allowance for doubtful accounts:
 Balance at beginning of period ..............................   $  14,731      $  31,439      $ 148,957
 Provisions for bad debts ....................................      26,510         38,509         53,123
 Acquired companies ..........................................       5,128        105,198         39,304
 Accounts receivable written-off (net of recoveries) .........     (14,930)       (26,189)       (76,124)
                                                                 ---------      ---------      ---------
                                                                 $  31,439      $ 148,957      $ 165,260
                                                                 =========      =========      =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules

     (1)  and  (2)  See  "Index  to   Consolidated   Financial   Statements  and
Supplemental Schedules" at Item 8 of this Annual Report on Form 10-K.

     (3) The following exhibits are filed or incorporated by reference as part of this Annual Report (Exhibit Nos. 10.27, 10.28, 10.29, 10.30, 10.31, 10.32,
10.33,  10.34,  10.35,  10.36,  10.37, 10.38, 10.39, 10.40, 10.41, 10.43, 10.44,
10.45,  10.46,  10.47,  10.48,  10.49,  10.50, 10.51, 10.52, 10.53, 10.74, 10.76
10.80,  10.81,  10.82.  10.83.  10.84,  10.85,  10.86 and  10.87 are  management contracts, compensatory plans or arrangements):


2.1 -- Agreement and Plan of Merger, dated as of July 6, 1997, among Integrated Health Services, Inc., IHS Acquisition XXIV, Inc. and RoTech Medical Corporation. (1)

2.2 -- Agreement and Plan of Merger, dated as of August 1, 1997, among Integrated Health Services, Inc., IHS Acquisition XXVI, Inc. and Community Care of America, Inc. (2)

2.3 -- Purchase and Sale Agreement, entered into as of November 3, 1997, between HEALTHSOUTH Corporation, Horizon/CMS Healthcare Corporation and Integrated Health Services, Inc. (3)

2.4 -- Facilities Purchase Agreement, dated as of December 31, 1998, among Monarch Properties, LP, Integrated Health Services, Inc. and the entities listed on Schedule A thereto.

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

4.5 -- Registration Rights Agreement, dated as of December 17, 1993, between Integrated Health Ser- vices, Inc. and Smith Barney Shearson Inc. relating to the Company's 5 3/4% Convertible Senior Subordinated Debentures due 2001. (9)

4.6 -- Supplemental Indenture dated as of September 15, 1994 between Integrated Health Services, Inc. and The Bank of New York (as successor in interest) to NationsBank of Virginia N.A. (10)

4.7 -- Amended and Restated Supplemental Indenture, dated as of May 15, 1997, between Integrated Health Services, Inc. and Signet Trust Company, Inc., as Trustee, relating to the Company's 10 3/4% Senior Subordinated Notes due 2004. (11)

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

10.1 -- Letter dated March 28, 1991 from Integrated Health Services of Brentwood, Inc., Integrated Health Services, Inc., Alpine Manor, Inc., Briarcliff Nursing Home, Inc., Cambridge Group, Inc., Integrated Health Services of Riverbend, Inc., Integrated Health Services of Cliff Manor, Inc., Integrated Health Group, Elm Creek of IHS, Inc., Spring Creek of IHS, Inc., Carriage-By-The- Lake of IHS, Inc. and Firelands of IHS, Inc. to Meditrust Mortgage Investments, Inc. (15)

10.2 -- Loan and Security Agreement dated as of May 1, 1990 by and between Sovran Bank/Central South and Integrated of Amarillo, Inc. (15)

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

10.10 --  Intentionally Omitted

10.11 -- Intentionally Omitted

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

10.13 -- Loan Agreement, dated December 20, 1993, by and between Integrated Health Services at Central Florida, Inc. and Southtrust Bank of Alabama, National Association. (9)

10.14 -- Mortgage and Security Agreement, dated December 20, 1993, between Integrated Health Services of Central Florida, Inc. and Southtrust Bank of Alabama, National Association. (18)

10.15 -- Guaranty Agreement, dated December 20, 1993, by Integrated Health Services, Inc. in favor of Southtrust Bank of Alabama, National Association. (18)

10.16 -- Assignment and Pledge of Deposit Account, dated December 20, 1993, from Integrated Health Ser- vices at Central Florida, Inc. in favor of Southtrust Bank of Alabama, National Association. (18)

10.17 -- Intentionally Omitted

10.18 -- Intentionally Omitted

10.19 -- Promissory Note, dated October 1, 1992, made by Integrated Health Services of Green Briar, Inc. to the order of Skilled Rehabilitative Services, Inc. (8)

10.20 -- Letter dated February 18, 1994, to IFIDA Health Care Group, Ltd. from Integrated Health Services, Inc. (18)

10.21 -- Facilities Agreement dated as of August 31, 1994 by and among Litchfield Asset Management Corp., Integrated Health Services of Lester, Inc and Integrated Health Services, Inc. (19)

10.22 -- First Amendment to Facilities Agreement, dated as of September 30, 1997, among Litchfield Invest- ment Company, L.L.C., Integrated Health Services of Lester, Inc. and Integrated Health Services, Inc. (7)

10.23 -- Purchase Option Agreement dated as of August 31, 1994 between Litchfield Asset Management Corp. and Integrated Health Services of Lester, Inc. As permitted by the instructions of Item 601 of Regulation S-K, the 42 additional Purchase Option Agreements between subsidiaries of Integrated Health Services, Inc. and Litchfield Asset Management Corp. have been omitted because each such agreement is substantially identical in all material respects to the aforementioned Purchase Option. (19)

10.24 -- Guaranty dated as of August 31, 1994 by Integrated Health Services, Inc. for the benefit of Litchfield Asset Management Corp. (19)

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

10.33 -- Cash Bonus Replacement Plan (22)

10.34 -- Integrated  Health  Services,   Inc.  Stock  Option  Plan  for  New
         Non-Employee Directors, as amended. (23)

10.35 -- Integrated Health Services, Inc. Stock Option Compensation Plan for Non-Employee Directors, as amended. (23)

10.36 -- Integrated Health Services, Inc. 1995 Stock Option Plan for Non-Employee Directors. (23)

10.37 -- Stock Option Agreement, dated as of November 27, 1995, by and between Integrated Health Ser- vices, Inc. and John Silverman. (23)

10.38 -- Integrated Health Services, Inc. 1994 Stock Incentive Plan, as amended. (23)

10.39 -- 1996 Stock Incentive Plan of Integrated Health Services, Inc., as amended. (7)

10.40 -- 1998 Stock Compensation Plan. (7)

10.41 -- Integrated Health Services, Inc. Amended and Restated Key Employee Supplemental Executive Retirement Plan ("Plan A"). (7)

10.42 -- Intentionally Omitted

10.43 -- Integrated Health Services, Inc. Supplemental Deferred Compensation Plan ("Plan Z") (24)

10.44 -- Employment Agreement dated January 1, 1994 between Integrated Health Services, Inc. and Robert N. Elkins. (25)

10.45 -- Amendment No. 1 to Employment Agreement dated as of January 1, 1995 between Integrated Health Services, Inc. and Robert N. Elkins. (25)

10.46 -- Amendment No. 2 to Employment Agreement, effective as of November 18, 1997, between Inte- grated Health Services, Inc. and Robert N. Elkins. (7)

10.47 -- Supplemental Agreement, effective as of November 18, 1997, by and between Integrated Health Services, Inc. and Robert N. Elkins. (7)

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

10.56 -- Purchase Option and Right of First Refusal Agreement dated January 20, 1993, between Integrated Health Services of Missouri, Inc. and Dominic F. Tutera. (27)

10.57 -- Revolving Credit and Security Agreement dated January 20, 1993, between Integrated Health Ser- vices of Missouri, Inc. and Cenill, Inc.
         (27)

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

10.62 -- Assignment dated June 1, 1993 among Integrated Health Services, Inc., Rouse-Teachers Proper- ties, Inc., Rouse Office Management, Inc. and Square D Company. (16)

10.63 -- Investment  Agreement for  Speciality  Care PLC dated July 26, 1995.
         (24)

10.64 -- Credit Amendment, dated as of September 15, 1997, by and among Integrated Health Services, Inc., the lenders named therein, and Citibank, N.A., as administrative agent. (28)

10.65 -- Amendment No. 1 dated as of December 1, 1997, to the Revolving Credit and Term Loan Agreement among Integrated Health Services, Inc., the lenders parties to the Credit Agreement and Citbank, N.A., as administrative agent for the lenders. (29)

10.66 -- Settlement Agreement and Mutual Release, made and entered into as of Monday, May 5, 1997, by and between Integrated Health Services, Inc. and Coram Healthcare Corporation.(17)

10.67 -- Purchase Agreement, dated as of January 13, 1998, between Omega Healthcare Investors, Inc. and Gainesville Health Care Center, Inc., Rest Haven Nursing Center (Chestnut Hill), Inc., Rikad Properties, Inc., Integrated Management-Governor's Park, Inc. and Lyric Health Care LLC and Lyric Health Care Holdings, Inc. (7)

10.68 -- Amended and Restated Master Franchise Agreement, dated as of December 31, 1998, between Integrated Health Services Franchising Co., Inc. and Lyric Health Care LLC.

10.69 -- Amended and Restated Master Management Agreement, dated as of December 31, 1998, between Lyric Health Care LLC and IHS Facility Management, Inc.

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

10.74 -- Warrant to purchase shares issued to Shephen Griggs. (7)

10.75 -- Share Acquisition Agreement relating to Speciality Care Limited. (7)

10.76 -- Employment Agreement dated as of June 1, 1994 between Integrated Health Services, Inc. and Anthony Masso. (26)

10.77 -- Master Lease, dated as of December 31, 1998, between Monarch Properties, LP and Lyric Health Care Holdings, III, Inc.

10.78 -- Indemnity  Agreement,  dated  as  of  December  31,  1998,  between
         Integrated   Health   Services,   Inc.  and  Monarch   Properties,   LP
         (Environmental)

10.79 -- Indemnity Agreement, dated as of December 31, 1998, among Integrated Health Services, Inc., Lyric Health Care LLC, Lyric Health Care Holdings III, Inc. and the entities listed on the attached Exhibit A (Litigation)

10.80 -- Integrated Health Services, Inc. Supplemental Executive Retirement Plan ("Plan B")

10.81 -- Integrated Health Services, Inc., Deferred Compensation Plan for Senior Vice Presidents and Highly Compensated Employees (30)

10.82 -- Employment Agreement, dated as of July 1, 1997 between Integrated Health Services, Inc. and C. Taylor Pickett.

10.83 -- Employment Agreement, dated as of July , 1998, between Integrated Health Services, Inc. and John F. Heller.

10.84 -- Integrated Health Services, Inc. Non-Employee Director Stock Unit and Deferred Compensation Plan.

10.85 -- Employment Agreement, dated as of July 1, 1998, between Integrated Health Services, Inc. and Sally Weisberg.

10.86 -- Amendment No. 1 to Amended and Restated Integrated Health Services, Inc. Key Employee Supplemental Executive Retirement Plan ("Plan A").

10.87 -- Amendment No. 1 to Supplemental Agreement, effective November 18, 1997, by and between Integrated Health Services, Inc. and Robert N. Elkins.

21    -- Subsidiaries of Registrant.

23.1  -- Consent of KPMG LLP.


27.1  -- Financial Data Schedule -- Year Ended December 31, 1998

27.2  -- Restated Financial Data Schedule -- Year Ended December 31, 1997

27.3  -- Restated Financial Data Schedule -- Year Ended December 31, 1996
----------
(1) Incorporated herein by reference to the Company's Current Report on Form 8-K dated July 6, 1997.

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

(29) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 31, 1993.

(30) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

     (b) Reports on Form 8-K

          None

   (c) Exhibits

        See (a) (3) above.

     (d) Financial Statement Schedules

        See "Index to Consolidated Financial Statements and Supplemental Schedule" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or notes thereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(c) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTEGRATED HEALTH SERVICES, INC.
                                                 (Registrant)

                                        By    /s/  Robert N. Elkins
                                           ------------------------------------
                                                      Robert N. Elkins
                                              Chairman of the Board, President
                                                 and Chief Financial Officer

March  31, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                            TITLE                      DATE

-----------------------------   ----------------------------------   --------------
  /s/ Robert N. Elkins          Chairman of the Board, President     March  31, 1999
---------------------------       and Chief Executive Officer
   Robert N. Elkins               (Principal Executive Officer)


/s/   Edwin M. Crawford         Director                             March  31, 1999
---------------------------
    Edwin M. Crawford


/s/  Kenneth M. Mazik           Director                             March  31, 1999
---------------------------
     Kenneth M. Mazik


/s/  Robert A. Mitchell         Director                             March  31, 1999
---------------------------
    Robert A. Mitchell


/s/  Charles W. Newhall III     Director                             March  31, 1999
---------------------------
  Charles W. Newhall III


/s/  Timothy F. Nicholson       Director                             March  31, 1999
---------------------------
   Timothy F. Nicholson


/s/  John L. Silverman          Director                             March  31, 1999
---------------------------
    John L. Silverman


/s/  George H. Strong           Director                             March  31, 1999
---------------------------
   George H. Strong



          SIGNATURE                           TITLE                      DATE
-----------------------------   ---------------------------------   --------------
 /s/  C. Taylor Pickett         Executive Vice President--Chief      March  31, 1999
---------------------------        Financial Officer (Principal
   C. Taylor Pickett               Financial Officer)


  /s/ W. Bradley Bennett        Executive Vice President--Chief      March  31, 1999
---------------------------       Accounting Officer (Principal
   W. Bradley Bennett             Accounting Officer)