Form 10-Q
period 1999-03-31
INTEGRATED HEALTH SERVICES INC
filed 1999-05-17
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             March 31, 1999
                     ------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------   -------------

Commission File Number:      1-12306
                        -----------------


                        Integrated Health Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                             23-2428312
         -------------------------------             -------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

          10065 Red Run Boulevard, Owings Mills, MD           21117
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                              (410) 998-8400
         ---------------------------------------------------------------
                  (Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of May 12, 1999: 52,779,399 shares.

                        INTEGRATED HEALTH SERVICES, INC.

                                      INDEX





                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  - Condensed Financial Statements -

         Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998                                          3

         Consolidated Statements of Operations
           for the three months ended March 31, 1999
           and 1998                                                                      4

         Consolidated Statement of Changes in
           Stockholders' Equity for the three
           months ended March 31, 1999                                                   5

         Consolidated Statements of Cash Flows
           for the three months ended March 31, 1999
           and 1998                                                                      6

         Notes to Consolidated Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                          14

PART II: OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                                      22

Item 6   Exhibits and Report on Form 8-K                                                23


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                    MARCH 31,           DECEMBER 31,
                                                                                                      1999                  1998
                                                                                                   -----------          -----------
                                                                                                 (Unaudited)
        Assets
Current Assets:
        Cash and cash equivalents                                                                  $    74,598          $    31,391
        Temporary investments                                                                           19,741               12,828
        Patient accounts and third-party payor settlements
          receivable, less allowance for doubtful receivables of $165,712
          At March 31, 1999 and $165,260 at December 31, 1998                                          615,079              649,106
        Inventories, prepaid expenses and other current assets                                          78,172               75,945
        Income tax receivable                                                                           41,338               39,320
        Net assets of discontinued operations                                                            8,300               12,500
                                                                                                   -----------          -----------
               Total current assets                                                                    837,228              821,090
                                                                                                   -----------          -----------

Property, plant and equipment, net                                                                   1,377,898            1,469,122
Assets held for sale                                                                                        --                7,500
Intangible assets                                                                                    2,969,377            2,970,163
Other assets                                                                                           156,448              125,253
                                                                                                   -----------          -----------

               Total assets                                                                        $ 5,340,951          $ 5,393,128
                                                                                                   ===========          ===========

        Liabilities and Stockholders' Equity
Current Liabilities:
        Current maturities of long-term debt                                                       $    22,742          $    16,760
        Accounts payable and accrued expenses                                                          404,251              463,130
                                                                                                   -----------          -----------
               Total current liabilities                                                               426,993              479,890
                                                                                                   -----------          -----------
Long-term Debt:
        Revolving Credit and Term Loan, less current maturities                                      1,941,125            1,893,000
        Mortgages and other long term debt, less current maturities                                    210,328              227,269
        Subordinated Debt                                                                            1,245,908            1,245,908
                                                                                                   -----------          -----------
               Total long-term debt                                                                  3,397,361            3,366,177
                                                                                                   -----------          -----------

Other long-term liabilities                                                                            168,199              169,099
Deferred gain on sale-leaseback transactions                                                             4,474                4,642
Deferred income tax payable                                                                             41,575               41,355
Stockholders' equity:
        Preferred stock, authorized 15,000,000 shares; no shares issued
          and outstanding                                                                                   --                   --
        Common stock, $0.001 par value.  Authorized 150,000,000 shares;
          issued 52,774,791 at March 31, 1999 and 52,416,527 shares at
          December 31, 1998 (including 4,209,476 treasury shares at
          March 31, 1999 and 602,476 treasury shares at December 31,
          1998)                                                                                             53                   53
        Additional paid-in capital                                                                   1,371,062            1,370,049
        Deficit                                                                                        (29,071)             (22,483)
        Treasury stock, at cost (4,209,476 shares at March 31, 1999 and
          602,476 SHARES AT DECEMBER 31, 1998)                                                         (39,695)             (15,654)
                                                                                                   -----------          -----------

               Total stockholders' equity                                                            1,302,349            1,331,965
                                                                                                   -----------          -----------

               Total liabilities and stockholders' equity                                          $ 5,340,951          $ 5,393,128
                                                                                                   ===========          ===========

              See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)


                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                        1999                 1998
                                                                                                      ---------           ---------
Total revenues                                                                                        $ 620,235           $ 761,687
                                                                                                      ---------           ---------
Costs and expenses:
     Operating, general and administrative (including rent)                                             507,902             599,011
     Depreciation and amortization                                                                       46,374              35,601
     Interest, net                                                                                       70,492              60,658
                                                                                                      ---------           ---------
          Total costs and expenses                                                                      624,768             695,270
                                                                                                      ---------           ---------
          Earnings (loss)  from continuing operations before equity in
            earnings of affiliates and income taxes                                                      (4,533)             66,417
Equity in earnings of affiliates                                                                            147                 270
                                                                                                      ---------           ---------
          Earnings (loss)  from continuing operations before income taxes                                (4,386)             66,687
Federal and state income taxes                                                                            2,202              27,342
                                                                                                      ---------           ---------
          Earnings  (loss) from continuing operations                                                    (6,588)             39,345
Loss from discontinued operations                                                                            --              (1,764)
                                                                                                      ---------           ---------
          Net earnings (loss)                                                                         $  (6,588)          $  37,581
                                                                                                      =========           =========
Per Common Share - Basic:
          Earnings (loss)  from continuing operations                                                 $   (0.13)          $    0.91
          Net earnings (loss)                                                                             (0.13)               0.87
                                                                                                      =========           =========
Per Common Share - Diluted:
          Earnings (loss)  from continuing operations                                                 $   (0.13)          $    0.77
          Net earnings (loss)                                                                             (0.13)               0.73
                                                                                                      =========           =========
       See accompanying Notes to Consolidated Financial Statements


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                           ADDITIONAL
                                                               COMMON       PAID-IN                        TREASURY
                                                                STOCK       CAPITAL          DEFICIT         STOCK          TOTAL
                                                           -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                               $       53      1,370,049        (22,483)        (15,654)      1,331,965

EXERCISE OF EMPLOYEE STOCK OPTIONS
FOR 2,446 COMMON SHARES                                            --             25             --              --              25

ISSUANCE OF 95,307 COMMON SHARES IN
CONNECTION WITH EMPLOYEE STOCK PURCHASE
PLAN                                                               --            734             --              --             734

ISSUANCE OF 232,583 COMMON SHARES IN
CONNECTION WITH 1998 ACQUISITIONS                                  --             --             --              --               0

ACQUISITION OF 3,607,000 COMMON SHARES OF
TREASURY STOCK (AT COST)                                           --             --             --         (24,041)        (24,041)

ISSUANCE OF 27,928 COMMON SHARES IN
CONNECTION WITH DEBT PAYMENTS                                      --            254             --              --             254

NET LOSS                                                           --             --         (6,588)             --          (6,588)
                                                           -------------------------------------------------------------------------

BALANCE AT MARCH 31, 1999                                  $       53      1,371,062        (29,071)        (39,695)      1,302,349
                                                           =========================================================================

       See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                                                          THREE MONTHS ENDED
                                                                                                               March 31,
                                                                                                     ------------------------------
                                                                                                       1999                 1998
                                                                                                     ---------            ---------
Cash flows from operating activities:
    Net earnings (loss)                                                                              $  (6,588)           $  37,581
    Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities:
          Loss from discontinued operations                                                                 --                1,764
          Results of joint ventures                                                                         --                   83
          Depreciation and amortization                                                                 46,374               34,060
          Deferred income taxes and other non-cash items                                                 2,739                4,923
          Amortization of gain on sale-leaseback transactions                                             (168)                (175)
          (Increase) decrease in patient accounts and third-party
             payor settlements receivable, net                                                          34,629              (89,307)
          Increase in supplies, inventory, prepaid
             expenses and other current assets                                                          (2,227)             (12,925)
          Increase (decrease) in accounts payable and accrued expenses                                 (55,158)               3,602
          Increase in income taxes receivable                                                           (2,018)                  --
          Increase in income taxes payable                                                                  --               22,042
                                                                                                     ---------            ---------

             Net cash provided by operating activities of
               continuing operations                                                                    17,583                1,648
                                                                                                     ---------            ---------
             Net cash used by discontinued operations                                                   (8,283)              (3,677)
                                                                                                     ---------            ---------

Cash flows from financing activities:
    Proceeds from issuance of capital stock, net                                                           759               26,077
    Proceeds from long-term borrowings                                                                 256,798               77,367
    Repayment of long-term debt                                                                       (210,821)             (11,482)
    Dividends paid                                                                                          --                 (814)
    Deferred financing costs                                                                            (9,027)                  --
    Purchase of treasury stock                                                                         (24,041)                  --
                                                                                                     ---------            ---------

             Net cash provided by financing activities                                                  13,668               91,148
                                                                                                     ---------            ---------

Cash flows from investing activities:
    Sale of temporary investments                                                                       15,257                8,939
    Purchase of temporary investments                                                                  (22,170)             (61,169)
    Business acquisitions (Note 3)                                                                     (25,216)             (62,391)
    Purchase of property, plant and equipment                                                          (42,987)             (66,505)
    Disposition of assets (Notes 4, 7 and 8)                                                           126,812               99,926
    Other assets                                                                                       (31,457)             (12,496)
                                                                                                     ---------            ---------

             Net cash provided (used) by investing activities                                           20,239              (93,696)
                                                                                                     ---------            ---------

             Increase (decrease) in cash and cash equivalents                                           43,207               (4,577)

Cash and cash equivalents, beginning of period                                                          31,391               60,333
                                                                                                     ---------            ---------

Cash and cash equivalents, end of period                                                             $  74,598            $  55,756
                                                                                                     =========            =========

           See accompanying Notes to Consolidated Financial Statements

                                      NOTES
                                       TO
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by Integrated Health Services, Inc. ("IHS" or the "Company"), refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of only normal recurring accruals) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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



                                                             EARNINGS*                     SHARES         PER SHARE
                                                            (NUMERATOR)                  (DENOMINATOR)      AMOUNT
                                                            -----------                  -------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
For The Three Months Ended
March 31, 1998:
     Basic EPS:                                                 $ 39,345                      43,229           $ 0.91
     Adjustment for interest on and incremental shares
        from assumed conversion of the convertible
        subordinated debentures:                                   2,388                       8,037               --
     Incremental shares from assumed
        exercise of dilutive options
        and warrants:                                                 --                       3,195               --
                                                                --------                      ------           ------
     Diluted EPS:                                               $ 41,733                      54,461           $ 0.77
                                                                ========                      ======           ======

           *  Represents earnings from continuing operations.



For the three months  ended March 31, 1999,  no exercise of options and warrants
nor  conversion  of   subordinated   debt  is  assumed  since  their  effect  is
antidilutive. The weighted average number of common shares is 52,105,164.

 NOTE 3:         NEW ACQUISITIONS

                 Acquisitions during the three months ended March 31, 1999 and the manner of payment are summarized as follows:

                                                                                   NOTES PAYABLE
                                                                                       AND
                                                    TOTAL            COMMON          ACCRUED          CASH
    MONTH               TRANSACTION                 COST          STOCK ISSUED     LIABILITIES        PAID
    -----               -----------                 ----          ------------     -----------        ----
                                           (Dollars in Thousands)

Jan.             Assets of Suncoast of
                 Manatee, Inc.                       $ 11,920           --             $ 4,900         $ 7,020

Jan.             Assets of Certified Medical            2,760           --                 810           1,950
                 Associates, Inc.

March            Stock of Medical Rental
                 Supply, Inc. and Andy Boyd's
                 Inhome Medical/Inhome
                 Medical, Inc.                          4,897           --               1,583           3,314

Various          7 acquisitions, each with
                 total cost of less than $2,000         7,062           --               1,626           5,436

Various          Cash payments of acquisition
                 costs accrued                             --           --              (7,496)          7,496
                                                     --------        -----             -------        --------
                                                     $ 26,639           --             $ 1,423        $ 25,216
                                                     ========        =====             =======        ========


                 The allocation of the total cost of the 1999 acquisitions to the assets acquired and the liabilities assumed is summarized as follows:

                                                 Property,
                                  Current         Plant &        Other        Intangible      Current       Long-Term        Total
        Transaction               Assets         Equipment       Assets         Assets      Liabilities    Liabilities        Cost
        -----------               ------         ---------       ------         ------      -----------    -----------        ----
                                                         (Dollars in Thousands)

Suncoast of Manatee, Inc.             --         $ 11,920           --                --             --           --        $ 11,920

Certified Medical Assoc., Inc.     $  71               77           --             2,612             --           --           2,760

Medical Rental Supply, Inc.
and Andy Boyd's Inhome
Medical/Inhome Medical, Inc.         270              374           --             4,253             --           --           4,897

7 acquisitions, each with
total costs of less than
$2,000                               261              383           --             6,428           (10)           --           7,062
                                   -----         --------        -----          --------         -----         -----        --------
                                   $ 602         $ 12,754           --          $ 13,293         $ (10)           --        $ 26,639
                                   =====         ========        =====          ========         =====         =====        ========

                 During 1999, the Company issued an additional 162,998 and 69,585 shares to stockholders of Medicare Convalescent Aids of Pinnellas, Inc. and Hialeah Convalescent Home, respectively.


NOTE 4:         TRANSACTIONS WITH LYRIC HEALTH CARE LLC

                In 1997,  the  Company  began to  explore  various  options  to deleverage the Company without adversely affecting earnings. As part of its delveraging strategy, in each of January and April 1998, (but effective March 31, 1998 in the case of the April 1998 sale) the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44.5 million and $50.5 million, respectively, which facilities were leased back by Lyric Health Care LLC ("Lyric"), a newly formed subsidiary of IHS, at an annual rent of approximately $4.5 million and $4.9 million, respectively. IHS also entered into management and franchise agreements with Lyric. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $350.0 million. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants Lyric the authority to use the Company's trade names and proprietary materials. In a related transaction, TFN Healthcare Investors, Inc. ("TFN") purchased a 50% interest in Lyric for $1.0 million, an amount equal to the Company's initial investment in Lyric and IHS' interest in Lyric was reduced to 50%. Lyric will dissolve on December 31, 2047 unless extended for an additional 12 months. The transactions with Lyric were approved by the disinterested members of the Board of Directors. The Company believes that the terms of the arrangement with Lyric are more advantageous to the Company than could have been obtained from an unrelated third party. The Company believes that the long-term growth of Lyric through facility acquisitions from third parties will allow IHS to increase management fee revenues.

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

                 As part of its deleveraging strategy, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") sold 32, effective January 1, 1999, long-term care facilities to Monarch Properties LP ("Monarch LP") for approximately $135.0 million plus contingent earn-out payments of up to a maximum of $67.6 million. Net proceeds from the sale were approximately $114.3 million. The contingent earn-out payments will be paid to the Company by Monarch LP upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch LP, with the amount of the earn-out payments determined in accordance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch

                 LP. After the sale of the facilities to Monarch LP, the Company transferred the stock of each of the Lyric Subsidiaries to Lyric. Monarch LP then leased all of the facilities back to the Lyric Subsidiaries under the long-term master lease. The Company is managing these facilities for Lyric. Dr. Robert N. Elkins, Chairman of the Board, Chief Executive Officer and President of the Company, beneficially owns 30% of Monarch LP and is the Chairman of the Board of Managers of Monarch Properties, LLP, the parent company of Monarch LP. After the sale of the facilities to Monarch LP, the Company transferred the stock of each of the Lyric Subsidiaries under a long-term master lease. In March 1999, the Company sold effective April 1, 1999, three additional facilities to Monarch LP for $33 million, which purchase price was paid by a 10% promissory note due March 2000. Monarch LP then leased these facilities to subsidiaries of Lyric. The Company is managing these facilities for Lyric pursuant to the above-described agreements. The transactions with Monarch LP and Lyric were approved by the disinterested members of the Board of Directors. The Company believes that the terms of the arrangements with Monarch LP are as advantageous to the Company as could be obtained from an unrelated third party. The Company recorded an immaterial gain on this transaction.

 NOTE 5:         CREDIT FACILITY AMENDMENT

                 In March 1999, the Company amended its Credit Facility, which amendments loosened the financial convenants, increased interest rates and accelerated the reduction in the availability under the Credit Facility. As amended:

                    o The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between two and three quarters percent and three and one quarter percent (depending on the ratio of the Company's debt) (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between one and one half percent and two percent (depending on the Debt/EBITDAR Ratio).

                    o The Additional Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between three percent and three and one half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or
                         (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between one and three quarters percent and two and one quarter percent (depending on the Debt/EBITDAR Ratio). The Term Facility and the Additional Term Facility can be prepaid at any time in whole or in part without penalty.

                    o The Revolving Facility will reduce to $800,000,000 on January 1, 2001, $600,000,000 on January 1, 2002,
                         $500,000,000 on September 30, 2002 and  $400,000,000 on
                         January 1, 2003, with a final maturity on September 15, 2003; however, the $100,000,000 letter of credit subfacility and $10,000,000 swing line subfacility will remain at $100,000,000 and $10,000,000, respectively, until final maturity. The Revolving Credit Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between two percent and two and three quarters percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of
                         (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between three quarters of one percent and one and one-half percent (depending on the Debt/EBITDAR Ratio).

                    o The Credit Facility prohibits IHS from purchasing or redeeming IHS stock.

 NOTE 6:         SEGMENT REPORTING

                 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual and interm financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

                 After giving effect to the discontinuance of its home health nursing segment, IHS has four primary reportable segments: inpatient services, home respiratory/infusion/DME, diagnostic services and lithotripsy services. Inpatient services include:
                 (a) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (b) contract services that provide specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (c) contracted services that provide specialty medical services under contract to other healthcare providers, and (d) management of skilled nursing facilities owned by third parties. Home respiratory/infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. Diagnostic services provide mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. Lithotripsy services is a non-invasive technique that uses shock waves to disintegrate kidney stones, primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No. 131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

                 IHS management evaluates the performance of its operating segments on the basis of earnings before interest, income taxes, depreciation and amortization and non-recurring charges.



                                                              THREE MONTHS ENDED MARCH 31, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES      CONSOLIDATED
                                                           --------     ------------      --------        --------      ------------
                                                                                  (DOLLARS IN THOUSANDS)

Revenues                                                  $  418,847      $  159,120      $   28,109      $   14,159      $  620,235
Operating, general and administrative
expenses (including rent)                                    364,274         114,863          21,332           7,433         507,902
                                                          ----------      ----------      ----------      ----------      ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $   54,573      $   44,257      $    6,777      $    6,726      $  112,333
                                                          ==========      ==========      ==========      ==========      ==========

Total Assets                                              $3,251,925      $1,658,209      $  219,942      $  210,875      $5,340,951
                                                          ==========      ==========      ==========      ==========      ==========


                                                              THREE MONTHS ENDED MARCH 31, 1998

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES      CONSOLIDATED
                                                           --------     ------------      --------        --------      ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $  567,394      $  149,635      $   33,174      $   11,484      $  761,687
Operating, general and administrative
expenses (including rent)                                    454,082         111,778          26,801           6,350         599,011
                                                          ----------      ----------      ----------      ----------      ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  113,312      $   37,857      $    6,373      $    5,134      $  162,676
                                                          ==========      ==========      ==========      ==========      ==========

Total Assets                                              $3,287,083      $1,489,460      $  215,198      $  185,698      $5,177,439
                                                          ==========      ==========      ==========      ==========      ==========



                 There are no material inter-segment revenues or receivables. Revenues derived from Medicare and various state Medicaid reimbursement programs represented 32% and 25%, respectively, for the three months ended March 31, 1999 and 38% and 20%, respectively, for the three months March 31, 1998. The Company does not evaluate its operations on a geographic basis.

 NOTE 7:         SALE OF OUTPATIENT CLINICS

                 In February 1998, the Company sold its outpatient clinics to Continucare Rehabilitation Services, Inc. for $10.0 million. During the fourth quarter of 1997, the Company wrote down its basis in its outpatient clinics to net realizable value. Accordingly, no gain or loss was recognized by the Company on such sale.

 NOTE 8:         DISCONTINUED OPERATIONS

                 In October 1998, the Company adopted a plan to discontinue its home health nursing business segment. Accordingly, during 1998, the operating results of the home health nursing segment have been segregated from continuing operations and reported as a separate line item on the condensed statement of operations.

                 The loss from this discontinued operation of $1.8 million represents the operating loss for the three month period ended March 31, 1998. The operating loss includes the effects of interest expense incurred in connection with acquisition financing. During the three months ended March 31, 1999, the Company sold a portion of this business segment for approximately $12.5 million. The Company sold the remaining portion during the second quarter of 1999.

 NOTE 9:         SUBSEQUENT EVENTS

                 In May 1999, the Company acquired Amber Enterprises, Inc., a respiratory company in Iowa. The total purchase price was approximately $941,000.

                 The Company has reached definitive agreements to purchase six respiratory companies for approximately $28.4 million, as well as definitive agreements to enter into two separate leases of 28 skilled nursing facilities. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, different terms, or at all.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

                 Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and business segment growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's substantial indebtedness, growth strategy, capital requirements and recent acquisitions as well as the Company's ability to operate profitably under the newly implemented Medicare Prospective Payment System ("PPS"), competition, government regulation, general economic conditions and the other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1998.

                 The Company continues to evaluate the impact of the Balanced Budget Act ("BBA") upon future operating results. While the BBA was passed in August 1997, specifics relating to each business line will continue to be released until the year 2000. The assumptions used by the Company to evaluate the BBA are based upon the most accurate information available at each quarter end. At present the Company believes it is reacting to all of the known changes created by the BBA, however, it cannot predict the impact of unforeseen reductions in anticipated rates issued by the government.

                 After giving  effect to the  discontinuance  of its home health nursing segment, IHS has four primary reportable segments: inpatient services, home respiratory/infusion/DME, diagnostic services and lithotripsy services. Inpatient services include: (a) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (b)
contract services that provide specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (c) contracted services that provide specialty medical services under contract to other healthcare providers, and (d) management of skilled nursing facilities owned by third parties. Home respiratory/infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. Diagnostic services provide mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. Lithotripsy services is a non-invasive technique that uses shock waves to disintegrate kidney stones, primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No.
131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

THREE MONTHS ENDED MARCH 31, 1999
COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

                 Net revenues for the three months ended March 31, 1999 decreased $141.45 million, or 18.6%, to $620.24 million from the comparable period in 1998. Such decrease was attributable to (i) a $190.33 million decrease from (a) the sale, subsequent to March 31, 1998, of 37 facilities ("the Lyric facilities") to real estate investment trusts, which leased such facilities to Lyric Health Care LLC, which is 50% owned by IHS and which facilities are now managed by IHS, (b) a decrease in the Company's rates for inpatient services provided as a result of PPS, and (c) a decrease in demand for therapy services in the Company's contract rehabilitation division as a result of PPS, (ii)a decrease of $4.16 million from home respiratory/infusion/DME companies in operations in both periods, (iii) a decrease of $5.06 million from diagnostic services in operations in both periods, partially offset by (iv) an increase of $820,000 from lithotripsy services in operations in both periods. This decrease was partially offset by revenue from acquisitions subsequent to March 31, 1998, including (i) $41.79 million from inpatient services, (ii) $13.64 million from home respiratory/infusion/DME, and (iii) $1.86 million from lithotripsy services. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and are reducing utilization of rehabilitation services to a far greater degree than the Company had expected.

                 Operating, general and administrative expense (including rent) decreased $91.11 million, or 15.2%, in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Such decrease was attributable to (i) a $131.10 million decrease from (a) the sale of the Lyric facilities, (b) a decrease in the Company's inpatient services provided, and (c) a decrease in therapy services in the Company's contract rehabilitation division,(ii) a $7.18 million decrease from home respiratory/infusion/DME companies in operations in both periods, (iii) a $5.47 million decrease from diagnostic services in operations in both periods, partially offset by (iv) an increase of $198,000 from lithotripsy services in operations in both periods. This net decrease was partially offset by increases in expenses from acquisitions subsequent to March 31, 1998, including (i) $41.29 million from inpatient services, (ii) $10.26 million from home respiratory/infusion/DME services, and (iii) $885,000 from lithotripsy services. In response to the reduced demand for therapy services provided to third parties by the Company's contract rehabilitation division, the Company began in the fourth quarter of 1998 to reduce staff and changed the method of compensation to its remaining therapists.

                 Depreciation and amortization increased to $46.37 million for the three months ended March 31, 1999, a 30.3% increase as compared to $35.6 million in 1998. Of the $10.77 million increase, $2.27 million, or

21.1%, was attributable to depreciation and amortization of businesses acquired subsequent to March 31, 1998. The remaining increase was primarily due to depreciation and amortization related to increased routine and capital expenditures at existing facilities and depreciation and amortization of inpatient services and home respiratory companies acquired during the first quarter of 1998 partially offset by the sale of the Lyric facilities.

                 Net interest expense increased $9.83 million, or 16.2%, during the three months ended March 31, 1999. The increase was primarily the result of increased borrowings under the revolving credit facility and other debt assumed related to acquisitions subsequent to March 31, 1998.

                 Earnings (loss) from continuing operations decreased from earnings of $39.35 million in the three months ended March 31, 1998 to a loss of $6.59 million for the three months ended March 31, 1999. The decrease is primarily due to the decrease in therapy services in the Company's contract rehabilitation division.

                 The Company's effective tax rate in 1998 under generally accepted accounting principles was approximately 41% which included certain amortization costs that are not deductible for income tax purposes. The Company's anticipated effective tax rate in 1999 exceeds 100%. Since pre-tax earnings (loss) in 1999 are excepted to be substantially less in 1999 compared to 1998 pre-tax earnings, the non-deductibility of these amortization costs will have a much greater impact on the effective tax rate under generally accepted accounting principles. As pre-tax earnings grow, the non-deductibility of certain amortization costs will have a diminishing impact on the effective tax rate.

                 In October 1998, the Company's Board of Directors adopted a plan to discontinue operations of the home health nursing segment. Accordingly, during 1998, the operating results of the home nursing segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The operating loss (net of tax) during the three months ended March 31, 1998 was $1.76 million.

                 Net loss and loss per share for 1999 were $6.59 million and $0.13 per share, respectively, compared to net earnings and diluted earnings per share for 1998 of $37.58 million and $0.73 per share. Weighted average shares decreased from 54,461,000 (diluted) in 1998 to 52,105,000 in 1999. In 1999, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to March 31, 1998, the Company issued an aggregate of 7,553,406 shares of Common Stock, including 3,573,446 shares upon conversion of its 6% Convertible Subordinated Debentures, 2,062,928 shares for acquisitions and 1,519,145 shares upon exercise of options.

During this period, the Company repurchased 4,667,500 shares of its Common Stock and reissued 1,006,524 of such shares.

LIQUIDITY AND CAPITAL RESOURCES

                 At March 31, 1999, the Company had working capital of $410.2 million, as compared with $341.2 million at December 31, 1998. The increase in working capital was primarily due to an increase in cash and cash equivalents, temporary investments and other current assets and a decrease in accounts payable and accrued expenses partially offset by a decrease in patient accounts and third party payor settlements receivable. There were no material capital commitments for capital expenditures as of March 31, 1999. Net patient accounts and third-party payor settlements receivable decreased $34.0 million to $615.1 million at March 31, 1999, as compared to $649.1 million at December 31, 1998. The decrease was primarily attributable to improved cash collections and reduced revenue resulting from lower rates for the Company's inpatient services and decreased demand for contract rehab services provided to third parties. Gross patient accounts receivable were $726.3 million at March 31, 1999, as compared with $735.2 million at December 31, 1998. Net third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $54.5 million at March 31, 1999, as compared to $79.2 million at December 31, 1998.

                 Net cash provided by operating activities for the three months ended March 31, 1999, was $17.6 million as compared to $1.6 million for the comparable period in 1998. Cash provided by operating activities in the first quarter of 1999 increased compared to the comparable period in 1998 primarily because of a decrease in patient accounts and third party payor settlements receivable, net, partially offset by a net loss in 1999 compared to net earnings in 1998 and a decrease in accounts payable and accrued expenses.

                 Net cash provided by financing activities was $13.7 million for the three month period in 1999 as compared to $91.1 million provided by financing activities for the comparable period in 1998. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt. During the three months ended March 31, 1999, the Company repurchased 3.6 million shares of its stock for approximately $24.0 million.

                 Net cash provided by investing activities was $20.2 million for the three month period ended March 31, 1999 as compared to $93.7 million used by investing activities for the three month period ended March 31, 1998. Cash used for the acquisition of facilities and ancillary company acquisitions was $25.2 million in 1999 as compared to $62.4 million for 1998. Cash used for the purchase of property, plant and equipment was $43.0 million in 1999 and $66.5 million in 1998. In the first quarter of 1999, the Company received $114.3 million related to the sale of 32 long-term care facilities to Monarch LP (See
Note 4). Also during the first quarter of 1999, the Company sold a portion of its discontinued home nursing segment for approximately $12.5 million. In the first quarter of 1998, the Company received $89.9 million related to the sale of ten long-term care facilities to Omega Healthcare Investors, Inc. (See Note 4). During the first quarter of 1998, the Company sold its outpatient clinics for approximately $10.0 million (See Note 7). The net proceeds from such sales were used to repay debt outstanding under the revolving credit facility and other corporate purposes, including acquisitions.

                 As a result of the BBA's implementation of a prospective payment system for home nursing beginning with cost report periods beginning on or after October 1, 1999, contingent payments in respect of the acquisition of First American Health Care of Georgia, Inc. in October 1996, aggregating $155 million, became payable over five years beginning in 2000. The present value of such payments at March 31, 1999 is $124.4 million and is recorded on the balance sheet under the caption other long-term liabilities.

                 IHS' contingent  liabilities (other than liabilities in respect of litigation) aggregated approximately $131.1 million as of March 31, 1999. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $31.6 million at March 31, 1999 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $69.8 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating leases aggregating approximately $853.5 million at March 31, 1999.

                 The Company anticipates that cash from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 1999.

YEAR 2000 COMPLIANCE

                 The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue and has substantially completed an implementation plan to resolve this issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. As part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software and embedded technologies. IHS began implementation of its Year 2000 plan in January 1997 and all business segments have been examined. An inventory of all equipment and systems supported by IHS' Information Technology department has been compiled and compliance has been verified. The Year 2000 Project is approximately 70% complete and it is anticipated that the project will be substantially implemented by June 1999. Periodic meetings are being held with the Board of Directors and senior management to ensure that the project stays on schedule.

                 Through March 31, 1999, expenditures related to the Year 2000 issue totaled approximately $7.0 million. The Company currently estimates that an additional $4.0 million will be spent to complete the project, although additional amounts may be required. The costs will be funded through cash from operations and borrowings under the Revolving Facility and are being expensed as incurred.

                 One of the biggest risks to the Company is that regulatory payors (i.e., Medicare and Medicaid), suppliers and other entities with which the Company has a material relationship will not be compliant by Year 2000 and therefore unable to pay claims. The Company has initiated a program to determine whether the computer programs of its significant payors and suppliers will be upgraded in a timely manner. This program consists of obtaining verification of compliance, arranging contingency pay out agreements, testing electronic transactions and necessary business interruption insurance. The Company has not completed this review; however initial responses indicate that no significant issues are expected to arise.

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

PART II:                 OTHER INFORMATION

Item 2.          -       Changes in Securities

                         On January 6, 1999 and March 26, 1999, the Company issued 11,872 and 151,126, respectively, shares of Common Stock to the stockholders of Medicare Convalescent Aids of Pinellas, Inc. d/b/a Medaids, RxStat and Prime Medical Services, Inc., which was purchased in February 1998. These shares are being issued pursuant to terms in the purchase agreement which require the Company to recalculate the number of shares deliverable based upon the average closing New York Stock Exchange price for IHS shares for the 20 trading day period immediately preceding the first anniversary of the Closing Date.

                         On January 13, 1999, the Company issued 69,585 shares of Common Stock to the stockholders of Hialeah Convalescent Home, which was purchased in June 1998, because the average price of 68,259 shares of Common Stock issued to the Hialeah shareholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of the Common Stock at the time such shares were registered for resale under the Securities Act. The number of additional shares is equal to the difference between (i) the number of shares determined by dividing the merger consideration of $2.5 million by the average closing price of the Common Stock on the New York Stock Exchange ("NYSE") for the 30 trading days ending on the date immediately preceding the date of the registration statement covering the cost of the Original Shares was declared effective and (ii) the number of shares determined by dividing the merger consideration of $2.5 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

                         During the first  quarter of 1999,  the Company  issued
                         2,446  shares  of  Common  Stock  to   ex-employees  as
                         severance payments.

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

Item 6.          -       Exhibits and Reports on Form 8-K
                         --------------------------------

(a)      Exhibits

                         10.1     Revolver Amendment
                         27       Financial Data Schedule

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




                        INTEGRATED HEALTH SERVICES, INC.
                        --------------------------------




                            By: /s/ Robert N. Elkins
                               ------------------------------------
                                Robert N. Elkins
                                 Chief Executive Officer


                           By: /s/ C. Taylor Pickett
                               ------------------------------------
                               C. Taylor Pickett
                                Executive  Vice  President-Chief   Financial
                                and  Accounting Officer


Date:  May 17, 1999