Form 10-Q
period 1999-06-30
INTEGRATED HEALTH SERVICES INC
filed 1999-08-16
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             June 30, 1999
                     ------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------   -------------

Commission File Number:      1-12306
                        -----------------


                        Integrated Health Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                             23-2428312
         -------------------------------             -------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

            910 Ridgebrook Road, Sparks, Maryland              21152
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                 (410) 773-1000
         ---------------------------------------------------------------
                  (Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of July 28, 1999: 52,943,909 shares.

                        INTEGRATED HEALTH SERVICES, INC.

                                      INDEX





                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  - Condensed Financial Statements -

         Consolidated Balance Sheets
           June 30, 1999 and December 31, 1998                                           3

         Consolidated Statements of Operations
           for the three and six months ended
           June 30, 1999 and 1998                                                        4

         Consolidated Statement of Changes in
           Stockholders' Equity for the six
           months ended June 30, 1999                                                    5

         Consolidated Statements of Cash Flows
           for the six months ended June 30, 1999
           and 1998                                                                      6

         Notes to Consolidated Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                          14

PART II: OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                                      25

Item 6   Exhibits and Report on Form 8-K                                                26


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                             June 30,                December 31,
                                                                                               1999                     1998
                                                                                           ------------              ------------
                                                                                           (Unaudited)

        Assets
Current Assets:
        Cash and cash equivalents                                                           $   46,036                $   31,391
        Temporary investments                                                                      911                    12,828
        Patient accounts and third-party payor settlements
          receivable, less allowance for doubtful receivables of $159,965
          at June 30, 1999 and $165,260 at December 31, 1998                                   590,988                   649,106
        Inventories, prepaid expenses and other current assets                                  79,180                    75,945
        Income tax receivable                                                                   26,403                    39,320
        Net assets of discontinued operations                                                        -                    12,500
                                                                                            -----------               -----------
               Total current assets                                                            743,518                   821,090
                                                                                            -----------               -----------

Property, plant and equipment, net                                                           1,417,441                 1,469,122
Assets held for sale                                                                                 -                     7,500
Intangible assets                                                                            3,042,963                 2,970,163
Other assets                                                                                   199,990                   125,253
                                                                                            -----------               -----------

               Total assets                                                                 $5,403,912                $5,393,128
                                                                                            ===========               ===========


        Liabilities and Stockholders' Equity
Current Liabilities:

        Current maturities of long-term debt                                                $   22,710                $   16,760
        Accounts payable and accrued expenses                                                  442,810                   463,130
                                                                                            -----------               -----------
               Total current liabilities                                                       465,520                   479,890
                                                                                            -----------               -----------

Long-term Debt:

        Revolving Credit and Term Loan, less current maturities                              1,977,750                 1,893,000
        Mortgages and other long term debt, less current maturities                            204,255                   227,269
        Subordinated Debt                                                                    1,245,908                 1,245,908
                                                                                            -----------               -----------
               Total long-term debt                                                          3,427,913                 3,366,177
                                                                                            -----------               -----------
Other long-term liabilities                                                                    164,699                   169,099
Deferred gain on sale-leaseback transactions                                                     4,306                     4,642
Deferred income tax payable                                                                     41,932                    41,355
Stockholders' equity:
        Preferred stock, authorized 15,000,000 shares; no shares issued
          and outstanding                                                                            -                         -
        Common stock, $0.001 par value.  Authorized 150,000,000 shares;
          issued 53,175,598 at June 30, 1999 and 53,416,527 shares at
          December  31, 1998 (including  793,920  treasury shares at
          June 30, 1999 and 602,476 treasury shares at December 31,
          1998)                                                                                     53                        53
        Additional paid-in capital                                                           1,340,678                 1,370,049
        Deficit                                                                                (33,702)                  (22,483)
        Treasury stock, at cost (793,920 shares at June 30, 1999 and
          602,476 shares at December 31, 1998)                                                  (7,487)                  (15,654)
                                                                                            -----------               -----------
               Total stockholders' equity                                                    1,299,542                 1,331,965
                                                                                            -----------               -----------

               Total liabilities and stockholders' equity                                   $5,403,912                $5,393,128
                                                                                            ===========               ===========

           See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)


                                                                                    Three Months Ended         Six Months Ended
                                                                                         June 30,                  June 30,
                                                                                   1999           1998        1999         1998
                                                                                 ---------     ---------   ----------   ----------
Total revenues                                                                   $ 624,251     $ 740,754   $1,244,486   $1,502,441
                                                                                 ---------     ---------   ----------   ----------
Costs and expenses:
     Operating, general and administrative (including rent)                        505,656       572,063    1,013,558    1,171,074
     Depreciation and amortization                                                  46,617        36,595       92,991       72,196
     Interest, net                                                                  74,245        58,187      144,737      118,845
                                                                                 ---------     ---------   ----------   ----------
          Total costs and expenses                                                 626,518       666,845    1,251,286    1,362,115
                                                                                 ---------     ---------   ----------   ----------
          Earnings (loss)  from continuing operations before equity in
            earnings of affiliates and income taxes                                 (2,267)       73,909       (6,800)     140,326
Equity in earnings of affiliates                                                     1,198           184        1,345          454
                                                                                 ---------     ---------   ----------   ----------
          Earnings (loss)  from continuing operations before income taxes           (1,069)       74,093       (5,455)     140,780
Federal and state income taxes                                                       3,562        30,378        5,764       57,720
                                                                                 ---------     ---------   ----------   ----------
          Earnings  (loss) from continuing operations                               (4,631)       43,715      (11,219)      83,060
Loss from discontinued operations                                                       --        (2,217)          --       (3,981)
                                                                                 ---------     ---------   ----------   ----------
          Net earnings (loss)                                                    $  (4,631)    $  41,498   $  (11,219)  $   79,079
                                                                                 =========     =========   ==========   ==========
Per Common Share - Basic:
          Earnings (loss)  from continuing operations                            $   (0.09)    $    0.95   $    (0.22)  $     1.86
          Net earnings (loss)                                                        (0.09)         0.90        (0.22)        1.77
                                                                                 =========     =========   ==========   ==========
Per Common Share - Diluted:
          Earnings (loss)  from continuing operations                            $   (0.09)    $    0.80   $    (0.22)  $     1.57
          Net earnings (loss)                                                        (0.09)         0.76        (0.22)        1.50
                                                                                 =========     =========   ==========   ==========
       See accompanying Notes to Consolidated Financial Statements


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                           ADDITIONAL
                                                               COMMON       PAID-IN                        TREASURY
                                                                STOCK       CAPITAL          DEFICIT         STOCK          TOTAL
                                                           -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                               $       53      1,370,049        (22,483)        (15,654)      1,331,965

EXERCISE OF EMPLOYEE STOCK OPTIONS
FOR 2,446 COMMON SHARES                                            --             25             --              --              25

ISSUANCE OF 95,307 COMMON SHARES IN
CONNECTION WITH EMPLOYEE STOCK PURCHASE
PLAN                                                               --            734             --              --             734

ISSUANCE OF 270,856 COMMON SHARES IN
CONNECTION WITH 1997 AND 1998 ACQUISITIONS(note 3)                 --             --             --              --               0

ISSUANCE OF 326,459 COMMON SHARES IN
CONNECTION WITH EMPLOYEE STOCK COMPENSATION LESS
UNAMORTIZED COST OF $1,659                                         --            177             --              --             177

ACQUISITION OF 3,607,000 COMMON SHARES OF
TREASURY STOCK (AT COST)                                           --             --             --         (24,041)        (24,041)

ISSUANCE OF 64,003 COMMON SHARES IN
CONNECTION WITH DEBT PAYMENTS                                      --            438             --              --             438

RE-ISSUANCE OF 3,415,556 COMMON SHARES
OF TREASURY STOCK IN CONNECTION WITH
EMPLOYEE STOCK COMPENSATION
LESS UNAMORTIZED COST OF $11,175                                   --        (30,745)         --             32,208           1,463

NET LOSS                                                           --             --        (11,219)             --         (11,219)
                                                           -------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                                   $       53      1,340,678        (33,702)         (7,487)      1,299,542
                                                           =========================================================================

       See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                                                            SIX MONTHS ENDED
                                                                                                                June 30,
                                                                                                     ------------------------------
                                                                                                       1999                 1998
                                                                                                     ---------            ---------
Cash flows from operating activities:
    Net earnings (loss)                                                                              $ (11,219)          $  79,079
    Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities:
          Loss from discontinued operations                                                                 --               3,981
          Results of joint ventures                                                                     (1,198)                389
          Depreciation and amortization                                                                 92,991              72,196
          Deferred income taxes and other non-cash items                                                 5,596               9,734
          Amortization of gain on sale-leaseback transactions                                             (336)               (355)
          (Increase) decrease in patient accounts and third-party
             payor settlements receivable, net                                                          58,720            (127,901)
           Increase in supplies, inventory, prepaid
             expenses and other current assets                                                         (3,497)             (16,413)
           Decrease in accounts payable and accrued expenses                                         (113,038)             (44,742)
           Decrease in income taxes receivable                                                         12,917                  --
           Increase in income taxes payable                                                                --               47,536
                                                                                                     ---------            ---------

             Net cash provided by operating activities of
               continuing operations                                                                    40,936              23,504
                                                                                                     ---------            ---------
             Net cash (used) provided by discontinued operations                                       (13,469)              1,088
                                                                                                     ---------            ---------

Cash flows from financing activities:
    Proceeds from issuance of capital stock, net                                                           759              55,724
    Proceeds from long-term borrowings                                                                 318,268             389,735
    Repayment of long-term debt                                                                       (250,775)           (373,110)
    Dividends paid                                                                                          --                (814)
    Deferred financing costs                                                                            (9,027)                 --
    Purchase of treasury stock                                                                         (24,041)                 --
                                                                                                     ---------            ---------

             Net cash provided by financing activities                                                  35,184               71,535
                                                                                                     ---------            ---------

Cash flows from investing activities:
    Sale of temporary investments                                                                      179,636              61,698
    Purchase of temporary investments                                                                 (167,719)            (61,169)
    Business acquisitions (Note 3)                                                                     (43,883)            (95,524)
    Purchase of property, plant and equipment                                                         (112,537)           (115,165)
    Disposition of assets (Notes 4, 7 and 8)                                                           140,298             156,594
    Other assets                                                                                       (43,801)             (5,603)
                                                                                                     ---------            ---------

             Net cash used by investing activities                                                     (48,006)            (59,169)
                                                                                                     ---------            ---------

             Increase in cash and cash equivalents                                                      14,645              36,958

Cash and cash equivalents, beginning of period                                                          31,391              60,333
                                                                                                     ---------            ---------

Cash and cash equivalents, end of period                                                             $  46,036           $  97,291
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



                                                             EARNINGS*                     SHARES         PER SHARE
                                                            (NUMERATOR)                  (DENOMINATOR)      AMOUNT
                                                            -----------                  -------------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
For The Three Months Ended
June 30, 1998:
     Basic EPS:                                                 $ 43,715                      46,233           $ 0.95
     Adjustment for interest on and incremental shares
        from assumed conversion of the convertible
        subordinated debentures:                                   2,388                       8,037               --
     Incremental shares from assumed
        exercise of dilutive options
        and warrants:                                                 --                       3,408               --
                                                                --------                      ------           ------
     Diluted EPS:                                               $ 46,103                      57,678           $ 0.80
                                                                ========                      ======           ======
 For The Six Months Ended
 June 30, 1998:
      Basic EPS:                                                $ 83,060                      44,770           $ 1.86
      Adjustment for interest on and incremental shares
         from assumed conversion of the convertible
         subordinated debentures:                                  4,775                       8,037               --
      Incremental shares from assumed
         exercise of dilution options
         and warrants:                                                --                       3,274               --
                                                                --------                      ------           ------
     Diluted EPS:                                               $ 87,835                      56,081           $ 1.57
                                                                ========                      ======           ======

           *  Represents earnings from continuing operations.



For the three and six months ended June 30, 1999, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. The weighted average number of common shares is 51,523,079 for the six months ended June 30, 1999 and 51,455,647 for the three months ended June 30, 1999.

 NOTE 3:         NEW ACQUISITIONS

                 Acquisitions during the six months ended June 30, 1999 and the manner of payment are summarized as follows:

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
                 Associates, Inc.

March            Stock of Medical Rental
                 Supply, Inc. and Andy Boyd's
                 Inhome Medical/Inhome
                 Medical, Inc.                          4,897           --               1,583           3,314

May              Management agreement for
                 Novacare, Inc.                         5,548           --                  --           5,548

Various          10 acquisitions, each with
                 total cost of less than $2,000         8,359           --               1,811           6,548

Various          Cash payments of acquisition
                 costs accrued and acquiree
                 accrued liabilities                       --           --             (19,503)         19,503
                                                     --------        -----             -------        --------
                                                     $ 33,484           --            $(10,399)       $ 43,883
                                                     ========        =====             =======        ========


                 The allocation of the total cost of the 1999 acquisitions to the assets acquired and the liabilities assumed is summarized as follows:

                                                 Property,
                                  Current         Plant &        Other        Intangible      Current          Total
        Transaction               Assets         Equipment       Assets         Assets      Liabilities         Cost
        -----------               ------         ---------       ------         ------      -----------         ----
                                                         (Dollars in Thousands)

Suncoast of Manatee, Inc.             --         $ 11,920           --                --             --      $ 11,920

Certified Medical Assoc., Inc.     $  71               77           --             2,612             --         2,760

Medical Rental Supply, Inc.
and Andy Boyd's Inhome
Medical/Inhome Medical, Inc.         270              374           --             4,253             --         4,897

Management agreement for
Novacare, Inc.                        --               --       30,000            85,548       (110,000)        5,548

10 acquisitions, each with
total costs of less than
$2,000                               654              752         (421)            7,505           (131)        8,359
                                   -----         --------      -------          --------       ---------     --------
                                   $ 995         $ 13,123      $29,579          $ 99,918       (110,131)     $ 33,484
                                   =====         ========      =======          ========       =========     ========

                During 1999, the Company issued an additional 162,998, 69,585, 18,097, 9,677 and 10,499 shares to stockholders of Medicare Convalescent Aids of Pinnellas Inc., Hialeah Convalescent Home, Premier Medical, Plateau Medical Equipment and Indian Respiratory Care Inc., respectively, in connection with share price adjustments.

NOTE 4:         TRANSACTIONS WITH LYRIC HEALTH CARE LLC

                 In 1997,  the  Company  began to  explore  various  options  to deleverage the Company without adversely affecting earnings. As part of its delveraging strategy, in each of January and April 1998, (but effective March 31, 1998 in the case of the April 1998 sale) the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44.5 million and $50.5 million, respectively, which facilities were leased back by Lyric Health Care LLC ("Lyric"), a newly formed subsidiary of IHS, at an annual rent of approximately $4.5 million and $4.9 million, respectively. IHS also entered into management and franchise agreements with Lyric. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $350.0 million. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants Lyric the authority to use the Company's trade names and proprietary materials. In a related transaction, TFN Healthcare Investors, Inc. ("TFN") purchased a 50% interest in Lyric for $1.0 million, an amount equal to the Company's initial investment in Lyric and IHS' interest in Lyric was reduced to 50%. Lyric will dissolve on December 31, 2047 unless extended for an additional 12 months. The transactions with Lyric were approved by the disinterested members of the Board of Directors. The Company believes that the terms of the arrangement with Lyric are as advantageous as than could have been obtained from an unrelated third party. The Company believes that the long-term growth of Lyric through facility acquisitions from third parties will allow IHS to increase management fee revenues.

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

                 Effective January 1, 1999, as part of its deleveraging strategy, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") sold 32 long-term care facilities to Monarch Properties LP ("Monarch LP") for approximately $135.0 million plus contingent earn-out payments of up to a maximum of $67.6 million. Net proceeds from the sale were approximately $114.3 million. The contingent earn-out payments will be paid to the Company by Monarch LP upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch LP, with the amount of the earn-out payments determined in accordance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch

                 LP. After the sale of the facilities to Monarch LP, the Company transferred the stock of each of the Lyric Subsidiaries to Lyric. Monarch LP then leased all of the facilities back to the Lyric Subsidiaries under the long-term master lease. The Company is managing these facilities for Lyric. Dr. Robert N. Elkins, Chairman of the Board, Chief Executive Officer and President of the Company, beneficially owns 30% of Monarch LP and is the Chairman of the Board of Managers of Monarch Properties, LLP, the parent company of Monarch LP. After the sale of the facilities to Monarch LP, the Company transferred the stock of each of the Lyric Subsidiaries under a long-term master lease.

                 In March 1999, the Company sold, effective April 1, 1999, three additional facilities to Monarch LP for $33 million, which purchase price was paid by a 10% promissory note due March 2000. Monarch LP then leased these facilities to subsidiaries of Lyric. The Company is managing these facilities for Lyric pursuant to the above-described agreements. The transactions with Monarch LP and Lyric were approved by the disinterested members of the Board of Directors. The Company believes that the terms of the arrangements with Monarch LP are as advantageous to the Company as could be obtained from an unrelated third party. The Company deferred an immaterial gain on this transaction.

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

                     o The Credit Facility prohibits IHS from purchasing or redeeming IHS stock. The Company acquired certain common shares of treasury stock prior to amending its Credit Facility.

 NOTE 6:         SEGMENT REPORTING

                 After giving effect to the discontinuance of its home health nursing segment, IHS has four primary reportable segments: inpatient services, home respiratory/infusion/DME, diagnostic services and lithotripsy services. Inpatient services include:
                 (a) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (b) contract services that provide specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (c) contract services that provide specialty medical services under contract to other healthcare providers, and (d) management of skilled nursing facilities owned by third parties. Home respiratory/infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. Diagnostic services provide mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. Lithotripsy services is a non-invasive technique that uses shock waves to disintegrate kidney stones, primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No. 131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

                 IHS management evaluates the performance of its operating segments on the basis of earnings before interest, income taxes, depreciation and amortization and non-recurring charges.

                                                              THREE MONTHS ENDED JUNE 30, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)

Revenues                                                  $  417,816      $  165,406      $   25,743      $   15,286     $  624,251
Operating, general and administrative
expenses (including rent)                                    353,751         121,226          21,495           9,184        505,656
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $   64,065      $   44,180      $    4,248      $    6,102     $  118,595
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $3,315,628      $1,658,310      $  219,942      $  210,032     $5,403,912
                                                          ==========      ==========      ==========      ==========     ==========


                                                              SIX MONTHS ENDED JUNE 30, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $  836,663      $  324,526      $   53,852      $   29,445     $1,244,486
Operating, general and administrative
expenses (including rent)                                    718,025         236,089          42,827          16,617      1,013,558
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  118,638      $   88,437      $   11,025      $   12,828     $  230,928
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $3,315,628      $1,658,310      $  219,842      $  210,032     $5,403,912
                                                          ==========      ==========      ==========      ==========     ==========


                                                              THREE MONTHS ENDED JUNE 30, 1998

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $  547,658      $  152,815      $   27,018      $   13,263     $  740,754
Operating, general and administrative
expenses (including rent)                                    432,616         113,389          18,763           7,295        572,063
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  115,042      $   39,426      $    8,255      $    5,968     $  168,691
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $3,203,188      $1,267,256      $  215,688      $  211,011     $4,897,143
                                                          ==========      ==========      ==========      ==========     ==========

                                                              SIX MONTHS ENDED JUNE 30, 1998

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $1,115,052      $  302,450      $   60,192      $   24,747     $1,502,441
Operating, general and administrative
expenses (including rent)                                    886,698         225,167          45,564          13,645      1,171,074
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  228,354      $   77,283      $   14,628      $   11,102     $  331,367
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $3,203,188      $1,267,256      $  215,688      $  211,011     $4,897,143
                                                          ==========      ==========      ==========      ==========     ==========




                 There are no material inter-segment revenues or receivables. Revenues derived from Medicare and various state Medicaid reimbursement programs represented 31% and 25%, respectively, for the three and six months ended June 30, 1999 and 37% and 20%, respectively, for the three and six months June 30, 1998. The Company does not evaluate its operations on a geographic basis.

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


 NOTE 9:         DISCONTINUED OPERATIONS

                 In October 1998, the Company adopted a plan to discontinue its home health nursing business segment. Accordingly, during 1998, the operating results of the home health nursing segment have been segregated from continuing operations and reported as a separate line item on the condensed statement of operations.

                 The loss from this discontinued operation of $4.0 million represents the operating loss for the six month period ended June 30, 1998. The operating loss includes the effects of interest expense incurred in connection with acquisition financing. During the six months ended June 30, 1999, the Company sold this business segment for approximately $26.0 million.

 NOTE 10:        SUBSEQUENT EVENTS

                 On August 1, 1999, the Company entered into a lease agreement to lease 14 skilled nursing facilities from Florida Convalescent Centers, Inc. for annual lease payments of $14,300,000.

                 The Company has reached definitive agreements to purchase seven respiratory companies for approximately $11,350,000. There can be no assurance that any of these pending acquisitions will be consummated on the proposed terms, different terms, or at all.

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

                 The Company, in an effort to reduce indebtedness, as well as to improve liquidity, is currently exploring the sale of a portion or all of certain business segments. There can, however, be no assurance that a sale will be completed, or that such sale if it were to occur would not have a material adverse affect on the Company. Additionally, the sale of a major segment or a major portion of a segment may require a reevaluation under SFAS 121, "Impairment of Long Lived Assets" of the impact on other business segments including corporate division assets such as computer systems. Finally, the Company is in the process of assessing the impact of the relocation of various business units to the Company's new headquarters campus scheduled for the third and fourth quarter.

THREE MONTHS ENDED JUNE 30, 1999
COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

                 Net revenues for the three months ended June 30, 1999 decreased $116.5 million, or 15.7%, to $624.25 million from the comparable period in 1998. Such decrease was attributable to (i) a $142.78 million decrease from (a) the sale, subsequent to June 30, 1998, of 37 facilities (the "Lyric facilities") to real estate investment trusts, which leased such facilities to Lyric Health Care LLC, which is 50% owned by IHS and which facilities are now managed by IHS, (b) a decrease in the Company's rates for inpatient services provided as a result of the implementation of a BBA mandated prospective payment system ("PPS") for the Company's nursing facilities during the first half of 1999 and (c) a decrease in demand for therapy services in the Company's contract rehabilitation division as a result of PPS, (ii)a decrease of $7.77 million from home respiratory/infusion/DME companies in operations in both periods, (iii) a decrease of $1.28 million from diagnostic services in operations in both periods, partially offset by (iv) an increase of $1.52 million from lithotripsy services in operations in both periods and (v) revenue from companies acquired subsequent to June 30, 1998, including (x) $12.94 million from inpatient services, (y) $20.36 million from home respiratory/infusion/DME, and (z) $500,000 from lithotripsy services. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and are reducing utilization of rehabilitation services to a far greater degree than the Company had expected.

                 Operating,  general and administrative expense (including rent)
decreased $66.41 million, or 11.61%, in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Such decrease was attributable to (i) a $91.28 million decrease from (a) the sale of the Lyric facilities, (b) a decrease in the Company's inpatient services provided, and (c) a decrease in therapy services in the Company's contract rehabilitation division, and (ii) a $5.73 million decrease from home respiratory/infusion/DME companies in operations in both periods, partially offset by (iii) an increase of $2.73 million from diagnostic services in operations in both periods, (iv) an increase of $1.74 million from lithotripsy services in operations in both periods and (v) increases in expenses from acquisitions subsequent to June 30, 1998, including
(x) $12.41 million from inpatient services, (y) $13.57 million from home respiratory/infusion/DME services, and (z) $152,000 from lithotripsy services. In response to the reduced demand for therapy services provided to third parties by the Company's contract rehabilitation division, the Company began in the fourth quarter of 1998 to reduce staff and changed the method of compensation to its remaining therapists.

                 Depreciation and amortization increased to $46.62 million for the three months ended June 30, 1999, a 27.39% increase as compared to $36.60 million in 1998. Of the $10.02 million increase, $1.38 million, or

13.78%, was attributable to depreciation and amortization of businesses acquired subsequent to June 30, 1998. The remaining increase was primarily due to depreciation and amortization related to increased routine and capital expenditures at existing facilities and depreciation and amortization of inpatient services and home respiratory companies acquired during the second quarter of 1998 partially offset by the sale of the Lyric facilities.

                Net interest expense increased $16.06 million, or 27.60%, during the three months ended June 30, 1999. The increase was primarily the result of increased borrowings under the revolving credit facility and other debt assumed related to acquisitions subsequent to June 30, 1998.

                 Earnings (loss) from continuing operations decreased from earnings of $43.72 million in the three months ended June 30, 1998 to a loss of $4.63 million for the three months ended June 30, 1999. The decrease is primarily due to the decrease in therapy services in the Company's contract rehabilitation division within the inpatient services segment.

                 The Company's effective tax rate in 1998 under generally accepted accounting principles was approximately 41% which included certain amortization costs that are not deductible for income tax purposes. The Company's anticipated effective tax rate in 1999 exceeds 100%. Since pre-tax earnings (loss) in 1999 are expected to be substantially less in 1999 compared to 1998 pre-tax earnings, the non-deductibility of these amortization costs will have a much greater impact on the effective tax rate under generally accepted accounting principles. As pre-tax earnings grow, the non-deductibility of certain amortization costs will have a diminishing impact on the effective tax rate.

                 In October 1998, the Company's Board of Directors adopted a plan to discontinue operations of the home health nursing segment. Accordingly, during 1998, the operating results of the home nursing segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The operating loss (net of tax) during the three months ended June 30, 1998 was $2.22 million.

          Net loss and loss per share for 1999 were $4.63 million and $0.09 per share, respectively, compared to net earnings and diluted earnings per share for 1998 of $41.5 million and $0.76 per share. Weighted average shares decreased from 57,678,000 (diluted) in 1998 to 51,456,000 in 1999. In 1999, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to June 30, 1998, the Company issued an aggregate of 1,315,544 shares of Common Stock, including 746,662 shares for acquisitions 31,927 shares upon exercise of options and 146,493 shares for the employee stock purchase plan and 32,459 shares for current and deferred compensation.

During this period, the Company repurchased 4,667,500 shares of its Common Stock and reissued 4,074,380 of such shares.

SIX MONTHS ENDED JUNE 30, 1999
COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

                 Net revenues for the six months ended June 30, 1999 decreased $257.96 million, or 17.17%, to $1,244.49 million from the comparable period in 1998. Such decrease was attributable to (i) a $291.61 million decrease from (a) the sale, subsequent to June 30, 1998, of 37 facilities ("the Lyric facilities") to real estate investment trusts, which leased such facilities to Lyric Health Care LLC, which is 50% owned by IHS and which facilities are now managed by IHS,
(b) a decrease in the Company's rates for inpatient services provided as a result of PPS, and (c) a decrease in demand for therapy services in the Company's contract rehabilitation division as a result of PPS, (ii)a decrease of $4.10 million from home respiratory/infusion/DME companies in operations in both periods, (iii) a decrease of $6.34 million from diagnostic services in operations in both periods, partially offset by (iv) an increase of $3.90 million from lithotripsy services in operations in both periods and (v) revenue from acquisitions subsequent to June 30, 1998, including (x) $13.22 million from inpatient services, (y) $26.18 million from home respiratory/infusion/DME, and
(z) $804,000 from lithotripsy services. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and are reducing utilization of rehabilitation services to a far greater degree than the Company had expected.

          Operating, general and administrative expense (including rent) decreased $157.52 million, or 13.5%, in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Such decrease was attributable to (i) a $181.38 million decrease from (a) the sale of the Lyric facilities, (b) a decrease in the Company's inpatient services provided, and (c) a decrease in therapy services in the Company's contract rehabilitation division, (ii) a $6.68 million decrease from home respiratory/infusion/DME companies in operations in both periods, (iii) a $2.74 million decrease from diagnostic services in operations in both periods, partially offset by (iv) an increase of $2.68 million from lithotripsy services in operations in both periods and (v) increases in expenses from acquisitions subsequent to June 30, 1998, including
(x) $12.71 million from inpatient services, (y) $17.60 million from home respiratory/infusion/DME services, and (z) $288,000 from lithotripsy services. In response to the reduced demand for therapy services provided to third parties by the Company's contract rehabilitation division, the Company began in the fourth quarter of 1998 to reduce staff and changed the method of compensation to its remaining therapists.

          Depreciation and amortization increased to $92.99 million for the six months ended June 30, 1999, a 28.80% increase as compared to $72.20 million in 1998. Of the $20.80 million increase, $2.04 million, or 9.80%, was attributable to depreciation and amortization of businesses acquired subsequent to June 30, 1998. The remaining increase was primarily due to depreciation and amortization related to increased routine and capital expenditures at existing facilities and depreciation and amortization of inpatient services and home respiratory companies acquired during the second quarter of 1998 partially offset by the sale of the Lyric facilities.

                 Net interest expense increased $25.89 million, or 21.79%, during the six months ended June 30, 1999. The increase was primarily the result of increased borrowings under the revolving credit facility and other debt assumed related to acquisitions subsequent to June 30, 1998.

                 Earnings (loss) from continuing operations decreased from earnings of $83.06 million in the six months ended June 30, 1998 to a loss of $11.22 million for the six months ended June 30, 1999. The decrease is primarily due to the decrease in therapy services in the Company's contract rehabilitation division.

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

                 In October 1998, the Company's Board of Directors adopted a plan to discontinue operations of the home health nursing segment. Accordingly, during 1998, the operating results of the home nursing segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The operating loss (net of tax) during the six months ended June 30, 1998 was $3.98 million.

          Net loss and loss per share for 1999 were $11.22 million and $0.22 per share, respectively, compared to net earnings and diluted earnings per share for 1998 of $79.08 million and $1.50 per share. Weighted average shares decreased from 56,081,000 (diluted) in 1998 to 51,523,000 in 1999. In 1999, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to June 30, 1998, the Company issued an aggregate of 1,315,544 shares of Common Stock, including 746,662 shares for acquisitions, 31,927 shares upon exercise of options 146,493 shares issued for the employee stock purchase plan and 326,459 shares for current and deferred compensation.

During this period, the Company repurchased 4,667,500 shares of its Common Stock and reissued 4,074,380 of such shares.

LIQUIDITY AND CAPITAL RESOURCES

                 At June 30, 1999, the Company had working capital of $278.0 million, as compared with $341.2 million at December 31, 1998. The decrease in working capital was primarily due to an increase in cash and cash equivalents and other current assets, a decrease in accounts payable and accrued expenses partially offset by a decrease in patient accounts and third party payor settlements receivable and a decrease in temporary investments and income tax receivable. There were no material capital commitments for capital expenditures as of June 30, 1999. Net patient accounts and third-party payor settlements receivable decreased $58.1 million to $591.0 million at June 30, 1999, as compared to $649.1 million at December 31, 1998. The decrease was primarily attributable to improved cash collections and reduced revenue resulting from lower rates for the Company's inpatient services and decreased demand for contract rehab services provided to third parties. Gross patient accounts receivable were $692.9 million at June 30, 1999, as compared with $735.2 million at December 31, 1998. Net third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $58.1 million at June 30, 1999, as compared to $79.2 million at December 31, 1998.

                 Net cash provided by operating activities of continuing operations for the six months ended June 30, 1999, was $40.9 million as compared to $23.5 million for the comparable period in 1998. Cash provided by operating activities for the six months ended June 30, 1999 increased compared to the comparable period in 1998 primarily because of a decrease in patient accounts and third party payor settlements receivable, net, partially offset by a net loss in 1999 compared to net earnings in 1998 and a decrease in accounts payable and accrued expenses.

                 The discontinued operation resulted in cash used of $13.5 million for the six months ended June 30, 1999 as compared to cash provided of $1.1 million for the six months ended June 30, 1999.

                 Net cash provided by financing activities was $35.2 million for the six month period in 1999 as compared to $71.5 million provided by financing activities for the comparable period in 1998. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt. During the six months ended June 30, 1999, the Company repurchased 3.6 million shares of its stock for approximately $24.0 million.

                 Net cash used by investing activities was $48.0 million for the six month period ended June 30, 1999 as compared to $59.2 million used by investing activities for the six month period ended June 30, 1998. Cash used for acquisitions was $43.9 million in 1999 as compared to $95.5 million for 1998. Cash used for the purchase of property, plant and equipment was $112.5 million in 1999 and $115.2 million in 1998. Cash used for the purchase of other assets was $43.8 million in 1999 and $5.6 million in 1998. The $43.8 million in cash disbursements for other assets was used primarily for $25.0 million of loans to employees and certain loans to third parties. In the first six months of 1999, the Company received $114.3 million related to the sale of 32 long-term care facilities to Monarch LP (See Note 4). Also during the first six months of 1999, the Company sold its discontinued home nursing segment for approximately $26.0 million. In the first quarter of 1998, the Company received $89.9 million related to the sale of ten long-term care facilities to Omega Healthcare Investors, Inc. (See Note 4). During the first quarter of 1998, the Company sold its outpatient clinics for approximately $10.0 million (See Note 7) and $56.7 million from the sale of eleven long-term care facilities in June 1998 (See Note
8). The net proceeds from such sales were used to repay debt outstanding under the revolving credit facility and other corporate purposes, including acquisitions.

                 As a result of the BBA's implementation of a prospective payment system for home nursing beginning with cost report periods beginning on or after October 1, 1998, contingent payments in respect of the acquisition of First American Health Care of Georgia, Inc. in October 1996, aggregating $155 million, became payable over five years beginning in 2000. The present value of such payments at June 30, 1999 is $122.5 million and is recorded on the balance sheet under the caption other long-term liabilities.

                 IHS' contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $103.0 million as of June 30, 1999. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $29.9 million at June 30, 1999 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $66.0 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating and synthetic leases aggregating approximately $882.06 million at June 30, 1999.

                 The Company anticipates that cash from operations and borrowings under revolving credit facilities will be adequate to cover its scheduled debt payments and future anticipated capital expenditure requirements throughout 2000. The Company continues to explore asset sales to reduce its leverage and provide additional liquidity.

YEAR 2000 COMPLIANCE

                The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue and has substantially completed an implementation plan to resolve this issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. As part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software and embedded technologies. IHS began implementation of its Year 2000 plan in January 1997 and all business segments have been examined. An inventory of all equipment and systems supported by IHS' Information Technology department has been compiled and compliance has been verified. The Year 2000 Project is approximately 84% complete and it is anticipated that the project will be substantially implemented by September 1999. Periodic meetings are being held with the Board of Directors and senior management to ensure that the project stays on schedule.

                 Through June 30, 1999, expenditures related to the Year 2000 issue totaled approximately $9.2 million. The Company currently estimates that an additional $1.8 million will be spent to complete the project, although additional amounts may be required. The costs will be funded through cash from operations and borrowings under the Revolving Facility and are being expensed as incurred.

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

                        On January 6, 1999 and March 26, 1999, the Company issued 11,872 and 151,126, respectively, shares of Common Stock to the stockholders of Medicare Convalescent Aids of Pinellas, Inc. d/b/a Medaids, RxStat and Prime Medical Services, Inc., which was purchased in February 1998. These shares were issued pursuant to terms in the purchase agreement which require the Company to recalculate the number of shares deliverable based upon the average closing New York Stock Exchange price for IHS shares for the 20 trading day period immediately preceding the first anniversary of the Closing Date.

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

                        On April 22, 1999, the Company issued 9,677 and 18,097 shares of Common Stock to the stockholders of Plateau Medical Equipment, Inc. and Premier Medical, respectively, which were purchased in August 1997 and October 1997, respectively.These shares were issued pursuant to terms in the purchase agreements that require shares of the Company's Common Stock to be held in escrow for any purchase price adjustments to be made twenty-four (24) months from the acquisition dates.

                        On May 11, 1999, the Company issued 10,499 shares of Common Stock to the stockholders of Indiana Respiratory Care, Inc. which was purchased in November 1998, because the average price of 67,395 shares of Common Stock issued to the Indiana Respiratory Care shareholders at the time of closing of the acquisition (the "Original Shares") was higher than the average price of Common Stock at the time such shares were registered for resale under the Securities Act. The number of additional shares is equal to the difference between (i)the number of shares determined by dividing the merger consideration of $1 million by the average closing price of the Common Stock on the New York Stock Exchange ("NYSE") for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition less $2.00 and (ii) the number of shares determined by dividing the merger consideration of $1 million by the average closing price of the Common Stock on the NYSE for the 30 trading day period immediately preceding the date which was two trading days prior to the closing date of the acquisition.

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


Item 3.          -      Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Integrated Health Services, Inc. was held on May 28, 1999

(c) (i) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulations:


                                   Votes For           Votes Withheld
                                   ---------           --------------


Robert N. Elkins                   41,619,633          1,668,636
Edwin M. Crawford                  41,635,262          1,653,007
Kenneth M. Mazik                   41,634,562          1,653,707
Robert M. Mitchell                 41,446,001          1,842,268
Charles W. Newhall III             41,634,562          1,653,707
Timothy F. Nicholson               41,635,362          1,652,907
John L. Silverman                  41,634,862          1,653,407
George H. Strong                   41,634,552          1,653,717


Item 4.          -      Exhibits and Reports on Form 8-K
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


Date:  August 13, 1999