Form 10-Q/A
period 1999-06-30
INTEGRATED HEALTH SERVICES INC
filed 1999-08-18
CIK 785814

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
        Common stock, $0.001 par value.  Authorized 150,000,000 shares;
          issued 53,175,598 at June 30, 1999 and 52,416,527 shares at
          December  31, 1998 (including  793,920  treasury shares at
          June 30, 1999 and 602,476 treasury shares at December 31,
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


          Net loss and loss per share for 1999 were $4.63 million and $0.09 per share, respectively, compared to net earnings and diluted earnings per share for 1998 of $41.5 million and $0.76 per share. Weighted average shares decreased from 57,678,000 (diluted) in 1998 to 51,456,000 in 1999. In 1999, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to June 30, 1998, the Company issued an aggregate of 1,315,544 shares of Common Stock, including 746,662 shares for acquisitions 31,927 shares upon exercise of options and 146,493 shares for the employee stock purchase plan and 326,459 shares for current and deferred compensation.

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


                 The discontinued operation resulted in cash used of $13.5 million for the six months ended June 30, 1999 as compared to cash provided of $1.1 million for the six months ended June 30, 1998.

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