Form 10-Q
period 1999-09-30
INTEGRATED HEALTH SERVICES INC
filed 1999-11-15
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended           September 30, 1999
                     ------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------   -------------

Commission File Number:      1-12306
                        -----------------


                        Integrated Health Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                             23-2430312
         -------------------------------             -------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

            910 Ridgebrook Road, Sparks, Maryland              21152
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

                                             [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of October 26, 1999: 53,163,687 shares.

                        INTEGRATED HEALTH SERVICES, INC.

                                      INDEX





                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  - Condensed Financial Statements -

         Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998                                      3

         Consolidated Statements of Operations
           for the three and nine months ended
           September 30, 1999 and 1998                                                   4

         Consolidated Statement of Changes in
           Stockholders' Equity for the nine
           months ended September 30, 1999                                               5

         Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1999
           and 1998                                                                      6

         Notes to Consolidated Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                          17

PART II: OTHER INFORMATION

Item 5   Other Information                                                              29

Item 6   Exhibits and Report on Form 8-K                                                29


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                          September 30,                December 31,
                                                                                               1999                     1998
                                                                                          -------------              ------------
                                                                                           (Unaudited)

        Assets
Current Assets:
        Cash and cash equivalents                                                           $   20,070                $   31,391
        Temporary investments                                                                   51,236                    12,828
        Patient accounts and third-party payor settlements
          receivable, less allowance for doubtful receivables of $160,048
          at September 30, 1999 and $165,260 at December 31, 1998                              582,981                   649,106
        Inventories, prepaid expenses and other current assets                                  78,536                    75,945
        Income taxes receivable                                                                 22,938                    39,320
        Net assets of discontinued operations                                                        -                    12,500
                                                                                            -----------               -----------
               Total current assets                                                            755,761                   821,090
                                                                                            -----------               -----------

Property, plant and equipment, net                                                           1,129,092                 1,469,122
Assets held for sale                                                                                 -                     7,500
Intangible assets                                                                            1,549,477                 2,970,163
Other assets (Note 12)                                                                         161,284                   125,253
                                                                                            -----------               -----------

               Total assets                                                                 $3,595,614                $5,393,128
                                                                                            ===========               ===========


        Liabilities and Stockholders' Equity
Current Liabilities:

        Current maturities of long-term debt                                                $3,332,434                $   16,760
        Accounts payable and accrued expenses                                                  375,057                   463,130
                                                                                            -----------               -----------
               Total current liabilities                                                     3,707,491                   479,890
                                                                                            -----------               -----------

Long-term Debt:

        Revolving credit and term loan facility, less current maturities                             -                 1,893,000
        Mortgages and other long term debt, less current maturities                            203,174                   227,269
        Subordinated debt                                                                            -                 1,245,908
                                                                                            -----------               -----------
               Total long-term debt                                                            203,174                 3,366,177
                                                                                            -----------               -----------
Other long-term liabilities                                                                    167,118                   169,099
Deferred gain on sale-leaseback transactions                                                     4,070                     4,642
Deferred income tax payable                                                                     42,023                    41,355
Stockholders' equity:
        Preferred stock, authorized 15,000,000 shares; no shares issued
          and outstanding                                                                            -                         -
        Common stock, $0.001 par value.  Authorized 150,000,000 shares;
          issued 53,163,687 at September 30, 1999 and 52,416,527 shares at
          December  31, 1998 (including  4,868,300 treasury shares at
          September 30, 1999 and 602,476 treasury shares at December 31,
          1998)                                                                                     53                        53
        Additional paid-in capital                                                           1,374,269                 1,370,049
        Deficit                                                                             (1,853,320)                  (22,483)
        Treasury stock, at cost (4,209,476 shares at September 30, 1999 and
          602,476 shares at December 31, 1998)                                                 (49,264)                  (15,654)
                                                                                            -----------               -----------
               Total stockholders' equity                                                     (528,262)                1,331,965
                                                                                            -----------               -----------


               Total liabilities and stockholders' equity                                   $3,595,614                 $5,393,128
                                                                                            ===========               ===========

           See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)


                                                                                    Three Months Ended        Nine Months Ended
                                                                                       September 30,            September 30,
                                                                                   1999           1998        1999         1998
                                                                                 ---------     ---------   ----------   ----------
Total revenues                                                                   $ 659,900     $ 750,852   $1,904,386   $2,253,293
                                                                                 ---------     ---------   ----------   ----------
Costs and expenses:
     Operating, general and administrative (including rent)                        571,500       578,776    1,585,058    1,749,850
     Depreciation and amortization                                                  46,718        39,456      139,709      111,652
     Interest, net                                                                  78,968        59,820      223,705      178,665
     Loss on impairment of long-lived assets and other non-recurring charges     1,778,332            --    1,778,332           --
                                                                                 ---------     ---------   ----------   ----------
          Total costs and expenses                                               2,475,518       678,052    3,726,804    2,040,167
                                                                                 ---------     ---------   ----------   ----------
          Earnings (loss)  from continuing operations before equity in
            earnings of affiliates and income taxes                             (1,815,618)       72,800   (1,822,418)     213,126
Equity in earnings of affiliates                                                        --           161        1,345          615
                                                                                 ---------     ---------   ----------   ----------
          Earnings (loss)  from continuing operations before income taxes       (1,815,618)       72,961   (1,821,073)     213,741
Federal and state income taxes                                                       4,000        29,914        9,764       87,634
                                                                                 ---------     ---------   ----------   ----------
          Earnings  (loss) from continuing operations                           (1,819,618)       43,047   (1,830,837)     126,107
Loss from discontinued operations                                                       --      (200,889)          --     (204,870)
                                                                                 ---------     ---------   ----------   ----------
          Net loss                                                              (1,819,618)    $(157,842) $(1,830,837)  $  (78,763)
                                                                                 =========     =========   ==========   ==========
Per Common Share - Basic:
          Earnings (loss)  from continuing operations                            $  (37.64)    $    0.82   $   (36.40)  $     2.67
          Net loss                                                                  (37.64)        (3.02)      (36.40)       (1.67)
                                                                                 =========     =========   ==========   ==========
Per Common Share - Diluted:
          Earnings (loss)  from continuing operations                            $  (37.64)    $    0.77   $   (36.40)  $     2.34
          Net loss                                                                  (37.64)        (2.72)      (36.40)       (1.40)
                                                                                 =========     =========   ==========   ==========
       See accompanying Notes to Consolidated Financial Statements


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                           ADDITIONAL
                                                               COMMON       PAID-IN                        TREASURY
                                                                STOCK       CAPITAL          DEFICIT         STOCK          TOTAL
                                                           -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                               $       53      1,370,049        (22,483)        (15,654)      1,331,965

EXERCISE OF EMPLOYEE STOCK OPTIONS
FOR 2,446 COMMON SHARES                                            --             25             --              --              25

ISSUANCE OF 95,307 COMMON SHARES IN
CONNECTION WITH EMPLOYEE STOCK PURCHASE
PLAN                                                               --            734             --              --             734

ISSUANCE OF 270,856 COMMON SHARES IN
CONNECTION WITH 1997 AND 1998 ACQUISITIONS(note 3)                 --             --             --              --              --

ISSUANCE OF 326,459 COMMON SHARES IN
CONNECTION WITH EMPLOYEE STOCK COMPENSATION LESS
UNAMORTIZED COST OF $1,431                                         --            454             --              --             454

ACQUISITION OF 3,607,000 COMMON SHARES OF
TREASURY STOCK (AT COST)                                           --             --             --         (24,041)        (24,041)

ISSUANCE OF 64,003 COMMON SHARES IN
CONNECTION WITH DEBT PAYMENTS                                      --            438             --              --             438

CANCELLATION OF 658,824 COMMON SHARES OF TREASURY
STOCK TO FUND KEY EMPLOYEE SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN  --          2,569             --          (9,569)         (7,000)

ISSUANCE OF 3,415,556 COMMON SHARES
OF TREASURY STOCK IN CONNECTION WITH
EMPLOYEE STOCK COMPENSATION OF $12,638
LESS UNAMORTIZED COST OF $11,175                                   --        (30,745)            --          32,208           1,463

CANCELLATION OF ISSUANCE OF 3,415,556 COMMON SHARES OF TREASURY
STOCK IN CONNECTION WITH EMPLOYEE STOCK COMPENSATION               --         30,745             --         (32,208)         (1,463)

NET LOSS                                                           --             --     (1,830,837)            --       (1,830,837)
                                                           -------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1999                              $       53      1,374,269     (1,853,320)        (49,264)       (528,262)
                                                           =========================================================================

       See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                                                            NINE MONTHS ENDED
                                                                                                              September 30,
                                                                                                     ------------------------------
                                                                                                       1999                 1998
                                                                                                     ---------            ---------
Cash flows from operating activities:
    Net loss                                                                                       $(1,830,837)          $ (78,763)
    Adjustments to reconcile net loss to net
       cash provided by (used by) operating activities:
          Loss from impairment of long-lived
           assets and other non-recurring charges                                                    1,778,322                  --
          Loss from discontinued operations                                                                 --             204,870
          Results of joint ventures                                                                     (1,198)                 43
          Depreciation and amortization                                                                139,709             111,652
          Deferred income taxes and other non-cash items                                                (1,213)             19,492
          Amortization of gain on sale-leaseback transactions                                             (572)               (696)
          (Increase) decrease in patient accounts and third-party
             payor settlements receivable, net                                                          20,551            (117,180)
           Increase in supplies, inventory, prepaid
             expenses and other current assets                                                         (12,437)            (16,067)
           Decrease in accounts payable and accrued expenses                                          (130,229)           (112,183)
           Decrease in income taxes receivable                                                          16,382                  --
           Increase in income taxes payable                                                                 --              48,138
                                                                                                     ---------            ---------

             Net cash (used) provided by operating activities of
               continuing operations                                                                   (21,512)             59,306
                                                                                                     ---------            ---------
             Net cash used by discontinued operations                                                  (17,669)            (68,882)
                                                                                                      ---------            ---------

Cash flows from financing activities:
    Proceeds from issuance of capital stock, net                                                           759              59,606
    Proceeds from long-term borrowings                                                                 457,198             696,518
    Repayment of long-term debt                                                                       (293,659)           (570,110)
    Dividends paid                                                                                          --                (814)
    Deferred financing costs                                                                            (9,027)                 --
    Purchase of treasury stock                                                                         (24,041)            (12,905)
                                                                                                     ---------            ---------

             Net cash provided by financing activities                                                 131,230              172,295
                                                                                                     ---------            ---------

Cash flows from investing activities:
    Sale of temporary investments                                                                      292,236              67,923
    Purchase of temporary investments                                                                 (330,644)            (61,170)
    Business acquisitions (Note 3)                                                                     (40,055)           (127,337)
    Purchase of property, plant and equipment                                                         (129,652)           (190,980)
    Disposition of assets (Notes 4, 7, 8 and 9)                                                        141,537             180,704
    Other assets                                                                                       (36,792)              3,660
                                                                                                     ---------            ---------

             Net cash used by investing activities                                                    (103,370)           (127,200)
                                                                                                     ---------            ---------

             (Decrease) increase in cash and cash equivalents                                          (11,321)             35,519

Cash and cash equivalents, beginning of period                                                          31,391              52,965
                                                                                                     ---------            ---------

Cash and cash equivalents, end of period                                                             $  20,070           $  88,484
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

NOTE 2:  ISSUES AFFECTING LIQUIDITY AND GOING CONCERN ASSUMPTION

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

                 The Company reported a net loss from operations in 1999 aggregating $1,830.84 million resulting in certain financial covenant violations under the Company's Revolving Credit and Term Loan Agreement ("Senior Credit Agreement") and the Senior Subordinate debt covenants. Namely, the covenants regarding minimum net worth, total leverage ratio, and fixed charge coverage ratio were not satisfied at September 30, 1999. On November 1, 1999, the Company elected not to make the interest payment of approximately $7.7 million due on the $150 million 10.25% Senior Subordinated Notes ("Subordinated Notes") due 2006. The indenture under which the 10.25% Notes were issued provides for a 30 day grace period before an event of default will occur due to the nonpayment of interest. On November 15, 1999, the Company elected not to make the interest payment of approximately $17.0 million due unto its bank Senior Credit Agreement. The Credit Agreement provides for a three day grace period before an event of default will occur due to nonpayment of interest. The Company does not intend to make the payment at that time. If the interest payment is not made within the grace periods, the Subordinated Notes and Senior Credit Facility may be declared immediately due and payable.

                 There can be no assurances that the senior lenders or bondholders will approve any amendment or restructuring of the Credit Agreement or the Subordinated Notes or will not declare an event of default. If the senior lenders or bondholders elect to exercise their rights, under certain provisions in the agreement to accelerate the obligations under the agreements, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure.

                 As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Senior Credit Agreements ($2.07 million) and principal amount of the Subordinated Notes ($1.25 million) are presented as current liabilities on the Company's consolidated balance sheet at September 30, 1999 and the Company has a deficit in working capital aggregating $2.95 billion. The financial statements do not include further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.

NOTE 3: EARNINGS (LOSS) PER SHARE

Basic EPS is calculated by dividing earnings (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings (loss) per share of common stock is summarized as follows:

                                                             EARNINGS*                     SHARES         PER SHARE
                                                            (NUMERATOR)                  (DENOMINATOR)      AMOUNT
                                                            -----------                  -------------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
For The Three Months Ended
September 30, 1998:
     Basic EPS:                                                 $ 43,047                      52,195           $ 0.82
     Adjustment for interest on and incremental shares
        from assumed conversion of the convertible
        subordinated debentures:                                   1,310                       4,457               --
     Incremental shares from assumed
        exercise of dilutive options
        and warrants:                                                 --                         998               --
                                                                --------                      ------           ------
     Diluted EPS:                                               $ 44,357                      57,650           $ 0.77
                                                                ========                      ======           ======
 For The Nine Months Ended
 September 30, 1998:
      Basic EPS:                                                $126,107                      47,272           $ 2.67
      Adjustment for interest on and incremental shares
         from assumed conversion of the convertible
         subordinated debentures:                                  6,086                       6,831               --
      Incremental shares from assumed
         exercise of dilutive options
         and warrants:                                                --                       2,271               --
                                                                --------                      ------           ------
     Diluted EPS:                                               $132,193                      56,374           $ 2.34
                                                                ========                      ======           ======

           *  Represents earnings from continuing operations.

For the three and nine months ended September 30, 1999, neither the exercise of options and warrants nor the conversion of subordinated debt is assumed since their effect is antidilutive. The weighted average number of common shares is 50,295,753 for the nine months ended September 30, 1999 and 48,345,387 for the three months ended September 30, 1999.

 NOTE 4:         NEW ACQUISITIONS

                 Acquisitions during the nine months ended September 30, 1999 and the manner of payment are summarized as follows:

                                                                                   NOTES PAYABLE
                                                                                       AND
                                                    TOTAL              ACCRUED          CASH
    MONTH               TRANSACTION                 COST             LIABILITIES        PAID
    -----               -----------                 ----             -----------        ----
                                           (Dollars in Thousands)
Jan.             Assets of Suncoast of
                 Manatee, Inc.                       $ 11,920           $  4,900         $ 7,020

Jan.             Assets of Certified Medical
                 Associates, Inc.                       2,760                810           1,950

March            Stock of Medical Rental
                 Supply, Inc. and Andy Boyd's
                 Inhome Medical/Inhome
                 Medical, Inc.                          4,897              1,583           3,314

May              Management agreement for
                 Novacare, Inc.                         2,548                 --           2,548

August           Florida Convalescence
                 Centers, Inc.                          2,500              2,500              --

Various          11 acquisitions, each with
                 total cost of less than $2,000         9,933              3,385           6,548

Various          Cash payments of acquisition
                 costs accrued and acquiree
                 accrued liabilities                       --            (18,675)         18,675
                                                     --------            -------        --------
                                                     $ 34,558           $ (5,497)       $ 40,055
                                                     ========            =======        ========

                 The allocation of the total cost of the 1999 acquisitions to the assets acquired and the liabilities assumed is summarized as follows:

                                                 Property,
                                  Current         Plant &        Other        Intangible      Current          Total
        Transaction               Assets         Equipment       Assets         Assets      Liabilities         Cost
        -----------               ------         ---------       ------         ------      -----------         ----
                                                         (Dollars in Thousands)
Suncoast of Manatee, Inc.             --         $ 11,920           --                --             --      $ 11,920

Certified Medical Assoc., Inc.     $  71               77           --             2,612             --         2,760

Medical Rental Supply, Inc.
and Andy Boyd's Inhome
Medical/Inhome Medical, Inc.         270              374           --             4,253             --         4,897

Management agreement for
Novacare, Inc.                        --               --       30,000            42,548        (70,000)        2,548

Florida Convalescent
Centers, Inc.                         --            2,500           --                --             --         2,500

11 acquisitions, each with
total costs of less than
$2,000                               654              752         (421)            9,079           (131)        9,933
                                   -----         --------      -------          --------       ---------     --------
                                   $ 995         $ 15,623      $29,579          $ 58,492        (70,131)     $ 34,558
                                   =====         ========      =======          ========       =========     ========

                During 1999, the Company issued an additional 162,998, 69,585, 18,097, 9,677 and 10,499 shares to stockholders of Medicare Convalescent Aids of Pinnellas Inc., Hialeah Convalescent Home, Premier Medical, Plateau Medical Equipment and Indian Respiratory Care Inc., respectively, in connection with share price adjustments on prior business acquisitions.

                The Company, at the acquisition date of Novacare, recorded $110 million in current liabilities in accordance with EITF 95-3. Such amounts have been reduced, along with corresponding goodwill, by $40 million in the third quarter as certain potential litigation no longer appears likely. The remaining accruals will continue to be modified in light of Novacare's ability to honor its indemnifications to the Company.

NOTE 5:         TRANSACTIONS WITH LYRIC HEALTH CARE LLC

                In 1997, the Company began to explore various options to deleverage the Company without adversely affecting earnings. As part of its delveraging strategy, in each of January and April 1998, (but effective March 31, 1998 in the case of the April 1998 sale), the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44.5 million and $50.5 million, respectively, which facilities were leased back by Lyric Health Care LLC ("Lyric"), a newly formed subsidiary of IHS, at an annual rent of approximately $4.5 million and $4.9 million, respectively. IHS also entered into management and franchise agreements with Lyric. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee is 3% of gross revenues, subject to increase if gross revenues exceed $350.0 million. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants Lyric the authority to use the Company's trade names and proprietary materials. In a related transaction, TFN Healthcare Investors, Inc. ("TFN") purchased a 50% interest in Lyric for $1.0 million, an amount equal to the Company's initial investment in Lyric, and IHS' interest in Lyric was reduced to 50%. Lyric will dissolve on December 31, 2047 unless extended for an additional 12 months. The transactions with Lyric were approved by the disinterested members of the Board of Directors. The Company believes that the terms of the arrangement with Lyric are as advantageous as those that could have been obtained from an unrelated third party. The Company believes that the long-term growth of Lyric through facility acquisitions from third parties will allow IHS to increase management fee revenues.

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

                Effective January 1, 1999, as part of its deleveraging strategy, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") sold 32 long-term care facilities to Monarch Properties LP ("Monarch LP") for approximately $135.0 million plus contingent earn-out payments of up to a maximum of $67.6 million. Net proceeds from the sale were approximately $114.3 million. The contingent earn-out payments will be paid to the Company by Monarch LP upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch LP, with the amount of the earn-out payments determined in accordance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch

                LP. After the sale of the facilities to Monarch LP, the Company transferred the stock of each of the Lyric Subsidiaries to Lyric. Monarch LP then leased all of the facilities back to the Lyric Subsidiaries under the long-term master lease and the Company is managing these facilities for Lyric. Dr. Robert N. Elkins, Chairman of the Board, Chief Executive Officer and President of the Company, beneficially owns 30% of Monarch LP and is the Chairman of the Board of Managers of Monarch Properties, LLC, the parent company of Monarch LP.

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

                In September 1999 the Company reversed the transaction effective April 1, 1999 because of Monarch's inability to obtain adequate financing and restored the asset to the Company's balance sheet.

                On September 23, 1999, the Company sold it's Jacksonville, Florida nursing facility to Monarch LP for $4.3 million. Monarch LP then leased this facility to a subsidiary of Lyric, which the Company is currently managing. The sale resulted in a $8.4 million non-recurring loss. (See note 11)

 NOTE 6:        CREDIT FACILITY AMENDMENT

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

 NOTE 7:      SEGMENT REPORTING

              After giving effect to the discontinuance of its home health nursing segment, In 1998 IHS has four primary reportable segments: inpatient services, home respiratory/infusion/DME, diagnostic services and lithotripsy services. Inpatient services include:
              (a) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (b) contract services that provide specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (c) contract services that provide specialty medical services under contract to other healthcare providers, and (d) management of skilled nursing facilities owned by third parties. Home respiratory/infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. Diagnostic services provide mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. Lithotripsy services is a non-invasive technique that uses shock waves to disintegrate kidney stones, primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No. 131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

                IHS management evaluates the performance of its operating segments on the basis of earnings before interest, income taxes, earnings of affiliates, depreciation and amortization and non-recurring charges.

                                                              THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)

Revenues                                                  $  452,067      $  162,414      $   29,928      $   15,491     $  659,900
Operating, general and administrative
expenses (including rent)                                    407,713         126,125          29,050           8,612        571,500
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $   44,354      $   36,289      $      878      $    6,879     $   88,400
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $1,884,556      $1,303,558      $  201,592      $  205,908     $3,595,614
                                                          ==========      ==========      ==========      ==========     ==========


                                                                NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $1,298,222      $  492,585      $   68,643      $   44,936     $1,904,386
Operating, general and administrative
expenses (including rent)                                  1,135,224         367,390          57,215          25,229      1,585,058
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  162,998      $  125,195      $   11,428      $   19,707     $  319,328
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $1,884,556      $1,303,558      $  201,592      $  205,908     $3,595,614
                                                          ==========      ==========      ==========      ==========     ==========


                                                              THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $  551,350      $  157,104      $   26,021      $   16,377     $  750,852
Operating, general and administrative
expenses (including rent)                                    435,397         116,257          17,861           9,261        578,776
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  115,953      $   40,847      $    8,160      $    7,116     $  172,076
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $3,204,527      $1,628,687      $  214,668      $  209,903     $5,257,785
                                                          ==========      ==========      ==========      ==========     ==========

                                                              NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $1,666,402      $  459,554      $   86,213      $   41,124     $2,253,293
Operating, general and administrative
expenses (including rent)                                  1,322,095         341,424          63,425          22,906      1,749,850
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  344,307      $  118,130      $   22,788      $   18,218     $  503,443
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $3,204,527      $1,628,687      $  214,668      $  209,903     $5,257,785
                                                          ==========      ==========      ==========      ==========     ==========




                There are no material inter-segment revenues or receivables. Revenues derived from private pay sources and various government reimbursement programs represented 41% and 59%, respectively, for the three and nine months ended September 30, 1999 and 40% and 60%, respectively, for the three and nine months September 30, 1998. The Company does not evaluate its operations on a geographic basis.

 NOTE 8:        SALE OF OUTPATIENT CLINICS

                In February 1998, the Companys sold its outpatient clinics to Continucare Rehabilitation Services, Inc. for $10.0 million. During the fourth quarter of 1997, the Company wrote down its basis in its outpatient clinics to net realizable value. Accordingly, no gain or loss was recognized by the Company on such sale.

 NOTE 9:        SALE OF FACILITIES

                In June 1998, the Company sold eleven long-term care facilities for approximately $56.7 million, which approximated the Company's basis. As a result, the Company recognized no gain or loss during the second quarter of 1998.

 NOTE 10:       DISCONTINUED OPERATIONS

                In October 1998, the Company adopted a plan to discontinue its home health nursing business segment. Accordingly, during 1998, the operating results of the home health nursing segment have been segregated from continuing operations and reported as a separate line item on the condensed statement of operations.

                The loss from this discontinued operation of $200.89 million represents the operating loss for the nine month period ended September 30, 1998. The operating loss includes the effects of interest expense incurred in connection with acquisition financing. During the nine months ended September 30, 1999, the Company sold this business segment for approximately $26.0 million.

 NOTE 11:       NON-RECURRING CHARGES

                Loss on impairment of long lived assets.............  $1,353,345
                Estimated loss on sale of infusion business unit....     367,398
                Loss on closure of certain diagnostic operations....      23,336
                Loss on abandoned and terminated computer systems...      10,865
                Losses on termination of sale of Rotech ............      10,020
                Loss on sale of Jacksonville........................       8,380
                Other ..............................................       4,988
                                                                      ----------
                                                                      $1,778,332

                As mentioned in previous reports, the Company has continued to evaluate the impact of the BBA upon future operating results of each business line, particularly the impact of PPS.

                Utilizing the Company's experience with PPS since January 1, 1999 (June 1, 1999 with respect to the Horizon facilities), the Company performed a preliminary analysis of such impact in the third quarter of 1999.


                PPS has had a dramatic impact on the operating results and financial condition of the company. The PPS system has significantly reduced the revenues, cash flow and liquidity of the Company and the industry in 1999. As a result of the negative impact of the provisions of PPS and the loss incurred on the sale of infusion services the Company applied Statement of Financial Accounting Standards No. 121 in the third quarter of 1999. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used.

                In estimating the future cash flows for determining whether an asset is impaired, and if expected future cash flows used in measuring assets are impaired, the Comapny grouped its assets at the lowest level for which there are identifiable cash flows independent of other groups of assets. These levels were each of the individual nursing/subacute facilities, and each of the rehabilitative therapy, respiratory therapy, pharmacy, diagnostics and hospice. The loss on impairment applied to the following business units: nursing/subacute of facilities $760,400, rehabilitative therapy of $433, 660, respiratory therapy of $25,962, dianostic of $106,273, and hospice and other investments of $22,049 were identified for an impairment charge. The Company evaluated impairment on an entity level. Such an evaluation yielded an impairment of 1.43 billion as of September 30, 1999.

                After determining the facilities and divisions eligible for an impairment charge, the Company determined the estimated fair value of such facilities and divisions. The excess carrying value of goodwill, buildings and improvements, leasehold improvements, equipment, goodwill and other intangible assets exceeded the fair value by $1.35 billion (of which $1.08 billion represented goodwill).

                On October 1, 1999, the Company sold its infusion business units to APS Enterprises Holding Company ("APS") for a purchase price of $17,350 and a 20% equity interest in APS valued at $1. The Company had determined that the business was significantly impaired due to decreasing demand for the products and services offered. As a result of the sale the company recorded a pretax loss of $367,398.

                In the third  quarter  of 1999,  the  Company  recorded a $23.34
                million  charge  to  exit  certain   Diagnostic   businesses  of
                Symphony.

                The Company recorded a $10.9 million loss from information systems as a result of the corporate relocation, the conversion of computer systems and the termination of certain systems projects.

                On October 19, 1999 the Company suspended its efforts to sell its Rotech division. The Company had incurred significant costs in legal, consulting and accounting fees related to this transaction estimated at approximately $10.02 million.

                On September 23, 1999, the Company sold it's Jacksonville, Florida nursing facility to Monarch LP for $4.3 million. Monarch LP then leased this facility to a subsidiary of Lyric, which the Company is currently managing. The sale resulted a non-recurring loss of $8.4 million.

                The Company recorded loss of $4.3 representing certain receivables from Medshares, the company that acquired the Homecare nursing division. Such loss represents health benefits, and other employer costs paid on Medshares behalf subsequent to the sale of Homecare. These costs are no longer deemed collectible as a result of Medshares filing chapter 11.

 NOTE 13:       SUBSEQUENT EVENTS

                On October 1, 1999, the Company terminated the Merit Care Management Contract, a 10 year contract entered into in June 1995 to manage 8 geriatric care facilities in California.

                On October 1, 1999 the Company sold its infusion divisions to APS Enterprises Holding Company ("APS") for a purchase price of $17,350 and a 20% equity interest in APS valued at $1. The
                Company had determined that the business was significantly impaired due to a decreasing demand for the goods and services offered, and it was in the Company's best interest to sell the division. As a result of the sale the company recorded a pretax loss of $367,398.

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

                 IHS has retained Warburg Dillon Read, LLC as its advisors and KPMG LLP as its consultants to analyze strategic alternatives including restructuring the company's debt, selling assets other than Rotech and raising additional capital, among other things. The Company has begun preliminary discussions with its senior lenders, and is working with its advisors and consultants, as well as in pursuing these and other strategic alternatives. However, there can be no assurance that any of the alternatives will be completed.

THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

                 Net revenues for the three months ended September 30, 1999 decreased $90.95 million, or 12.1%, to $659.90 million from the comparable period in 1998. Such decrease was attributable to (i) a $134.66 million decrease from (a) the sale, subsequent to September 30, 1998, of 35 facilities (the
"Lyric facilities") to real estate investment trusts, which leased such facilities to Lyric Health Care LLC, which is 50% owned by IHS and which facilities are now managed by IHS, (b) a decrease in the Company's rates for inpatient services provided as a result of the implementation of a BBA mandated prospective payment system ("PPS") for the Company's nursing facilities during the first half of 1999 and (c) a decrease in demand for therapy services in the Company's contract rehabilitation division as a result of PPS, (ii)a decrease of $1.39 million from lithotripsy services in operations in both periods (iii) a decrease of $1.23 million from home respiratory/infusion/DME companies in operations in both periods partially offset by (iv) an increase of $3.91 million from diagnostic services in operations in both periods, and (v) $42.42 million in revenue from companies acquired subsequent to September 30, 1998, including an increase of $35.38 million from inpatient services, $6.54 million from home respiratory/infusion/DME, and $500,000 from lithotripsy services. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and are reducing utilization of rehabilitation services to a far greater degree than the Company had expected.

                Operating, general and administrative expense (including rent) decreased $7.28 million, or 1.26%, in the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Such decrease was attributable to (i) a $61.71 million decrease from (a) the sale of the Lyric facilities, (b) a decrease in the Company's inpatient services provided, and (c) a decrease in therapy services in the Company's contract rehabilitation division, (ii) a $1.05 million decrease from lithotripsy services in operations in both periods, partially offset by (iii) an increase of $11.19 million from diagnostic services in operations in both periods, (iv) an increase of $4.69 million from home respiratory/infusion/DME companies in operations in both periods and (v) an increase of 39.6 million in expenses of operations acquired subsequent to September 30, 1998, including $34.02 million from inpatient services, $5.18 million from home respiratory/infusion/DME services, and $400,000 from lithotripsy services. In response to the reduced demand for therapy services provided to third parties by the Company's contract rehabilitation division, the Company began in the fourth quarter of 1998 to reduce staff and changed the method of compensation to its remaining therapists.

                Depreciation and amortization increased to $46.72 million for the three months ended September 30, 1999, an 18.41% increase as compared to $39.46 million in 1998. Of the $7.26 million increase, $1.02 million or

14.05%, was attributable to depreciation and amortization of businesses acquired subsequent to September 30, 1998. The remaining increase was primarily due to depreciation and amortization related to increased routine and capital expenditures at existing facilities and depreciation and amortization of inpatient services and home respiratory companies acquired during the third quarter of 1998, partially offset by the sale of the Lyric facilities.

                Net interest expense increased $19.15 million, or 32.01%, during the three months ended September 30, 1999. The increase was primarily the result of increased borrowings under the revolving credit facility, higher interest rates on outstanding borrowings under the term loan and revolving credit facility as a result of amendments to the facility, and other debt assumed related to acquisitions subsequent to September 30, 1998.

                The Company recorded a loss on impairment of long lived assets and other non-recurring charges of $1,778.33 million in the three months ended September 30, 1999. The loss was primarily related to the loss on the impairment of long lived assets caused by the implementation of Medicare's Prospective Payment System and the estimated loss from the sale of the infusion business unit. (See note 11)

                Earnings (loss) from continuing operations decreased from earnings of $43.05 million in the three months ended September 30, 1998 to a loss of $1,819.62 million for the three months ended September 30, 1999. The decrease is primarily due to the decrease in therapy services in the Company's contract rehabilitation division within the inpatient services segment and the non-recurring charge of $1,778.33 million recorded in the third quarter.

                The Company's effective tax rate in 1998 was approximately 41%, which included certain amortization cost that are not deductible for income tax purposes. The tax provision in 1999 represents state taxes for certain subsidiaries having taxable income. No Federal or state tax benefits have been recorded in 1999.

                 In October 1998, the Company's Board of Directors adopted a plan to discontinue operations of the home health nursing segment. Accordingly, during 1998, the operating results of the home nursing segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The operating loss (net of tax) during the three months ended September 30, 1998 was $200.89 million.

                Net loss and loss per share for 1999 were $1,819.62 million and $37.64 per share, respectively, compared to net loss and diluted loss per share for 1998 of $157.84 million and $2.72 per share. Weighted average shares decreased from 57,650,000 (diluted) in 1998 to 48,345,000 in 1999. In 1999, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to September 30, 1998, the Company issued an aggregate of 925,628 shares of Common Stock, including 437,413 shares for acquisitions 2,446 shares upon exercise of options and 95,307 shares for the employee stock purchase plan and 326,459 shares for current and deferred compensation.

NINE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

                Net revenues for the nine months ended September 30, 1999 decreased $348.91 million, or 15.48%, to $1,904.39 million from the comparable period in 1998. Such decrease was attributable to (i) a $474.20 million decrease from (a) the sale, subsequent to September 30, 1998, of 36 facilities ("the Lyric facilities") to real estate investment trusts, which leased such facilities to Lyric Health Care LLC, which is 50% owned by IHS and which facilities are now managed by IHS, (b) a decrease in the Company's rates for inpatient services provided as a result of PPS, and (c) a decrease in demand for therapy services in the Company's contract rehabilitation division as a result of PPS, (ii) a decrease of $17.57 million from diagnostic services in operations in both periods, partially offset by (iii) an increase of $15.48 million from home respiratory/infusion/DME companies in operations in both periods, (iv) an increase of $2.50 million from lithotripsy services in operations in both periods and (v) an increase of $124.88 million in revenue from acquisitions subsequent to September 30, 1998, including $106.02 million from inpatient services, $17.55 million from home respiratory/infusion/DME, and $1.31 million from lithotripsy services. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and are reducing utilization of rehabilitation services to a far greater degree than the Company had expected.

         Operating, general and administrative expense (including rent) decreased $164.79 million, or 9.4%, in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Such decrease was attributable to (i) a $288.38 million decrease from (a) the sale of the Lyric facilities, (b) a decrease in the Company's inpatient services provided, and (c) a decrease in therapy services in the Company's contract rehabilitation division, (ii) a $6.21 million decrease from diagnostic services in operations in both periods, partially offset by (iii) a $13.66 million increase from home respiratory/infusion/DME companies in operations in both periods, (iv) an increase of $1.88 million from lithotripsy services in operations in both periods and (v)an increase of $114.26 million in expenses of operations acquired subsequent to September 30, 1998, including $101.51 million from inpatient services, $12.31 million from home respiratory/infusion/DME services, and $440,000 from lithotripsy services. In response to the reduced demand for therapy services provided to third parties by the Company's contract rehabilitation division, the Company began in the fourth quarter of 1998 to reduce staff and changed the method of compensation to its remaining therapists.

          Depreciation and amortization increased to $139.71 million for the nine months ended September 30, 1999, an 25.13% increase as compared to $111.65 million in 1998. Of the $28.06 million increase, $2.54 million, or 9.05%, was attributable to depreciation and amortization of businesses acquired subsequent to September 30, 1998. The remaining increase was primarily due to depreciation and amortization related to increased routine and capital expenditures at existing facilities and depreciation and amortization of inpatient services and home respiratory companies acquired during the third quarter of 1998 partially offset by the sale of the Lyric facilities.

                Net interest expense increased $45.04 million, or 25.21%, during the nine months ended September 30, 1999. The increase was primarily the result of increased borrowings under the revolving credit facility and, higher interest rates on outstanding borrowings under the term loan and revolving credit facility as a result of amendments to the facility other debt assumed related to acquisitions subsequent to September 30, 1998.

                The Company recorded a loss on impairment of long lived assets and other non-recurring charges of $1,778.33 million in the nine months ended September 30, 1999. The loss was primarily related to the loss on the impairment of long lived assets caused by the implementation of Medicare's Prospective Payment System and the estimated loss from the sale of the infusion business unit. (See note 11)

                Earnings (loss) from continuing operations decreased from earnings of $126.11 million in the nine months ended September 30, 1998 to a loss of $1,830.84 million for the nine months ended September 30, 1999. The decrease is primarily due to the decrease in therapy services in the Company's contract rehabilitation division and the non recurring charge of $1,778.33 million recorded in the third quarter.

                The Company's effective tax rate in 1998 was approximately 41%, which included certain amortization cost that are not deductible for income tax purposes. The tax provision in 1999 represents state taxes for certain subsidiaries having taxable income. No Federal or state tax benefits have been recorded in 1999.

                 In October 1998, the Company's Board of Directors adopted a plan to discontinue operations of the home health nursing segment. Accordingly, during 1998, the operating results of the home nursing segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The operating loss (net of tax) during the nine months ended September 30, 1998 was $204.87 million.

                Net loss and loss per share for 1999 were $1,830.84 million and $36.40 per share, respectively, compared to net loss and diluted loss per share for 1998 of $78.76 million and $1.40 per share. Weighted average shares decreased from 56,374,000 (diluted) in 1998 to 50,296,000 in 1999. In 1999, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to September 30, 1998, the Company issued an aggregate of 925,628 shares of Common Stock, including 437,413 shares for acquisitions, 2,446 shares upon exercise of options 95,307 shares issued for the employee stock purchase plan and 326,459 shares for current and deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

                 The Company reported a net loss from operations in 1999 aggregating $1,830.84 million resulting in certain financial covenant violations under the Company's Revolving Credit and Term Loan Agreement ("Senior Credit Agreement") and the Senior Subordinate debt covenants. Namely, the covenants regarding minimum net worth, total leverage ratio, and fixed charge coverage ratio were not satisfied at September 30, 1999. On November 1, 1999, the Company elected not to make the interest payment of approximately $7.7 million due on the $150 million 10.25% Senior Subordinated Notes ("Subordinated Notes") due 2006. The indenture under which the 10.25% Notes were issued provides for a 30 day grace period before an event of default will occur due to the nonpayment of interest. On November 15, 1999, the Company elected not to make the interest payment of approximately $17.0 million due unto its bank Senior Credit Agreement. The Credit Agreement provides for a three day grace period before an event of default will occur due to nonpayment of interest. The Company does not intend to make the payment at that time. If the interest payment is not made within the grace periods, the Subordinated Notes and Senior Credit Facility may be declared immediately due and payable.

                 There can be no assurances that the senior lenders or bondholders will approve any amendment or restructuring of the Credit Agreement or the Subordinated Notes or will not declare an event of default. If the senior lenders or bondholders elect to exercise their rights, under certain provisions in the agreement to accelerate the obligations under the agreements, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure.

                 As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Senior Credit Agreements ($2.07 million) and principal amount of the Subordinated Notes ($1.25 million) are presented as current liabilities on the Company's consolidated balance sheet at September 30, 1999 and the Company has a deficit in working capital aggregating $2.95 billion. The financial statements do not include further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.

                 At September 30, 1999, the Company had working capital deficit of $2.95 billion, as compared with working capital of $341.0 million at December 31, 1998. The decrease in working capital was primarily due to the reclassification of the revolving credit and term loan and senior subordinated debt totaling $3.3 billion, an increase in temporary investments, a decrease in accounts payable and accrued expenses partially offset by a decrease in patient accounts and third party payer settlements receivable, tax receivable and cash and cash equivalents and an increase in current maturities of long term debt. There were no material capital commitments for capital expenditures as of September 30, 1999. Net patient accounts and third-party payor settlements receivable decreased $66.1 million to $582.98 million at September 30, 1999, as compared to $649.1 million at December 31, 1998. The decrease was primarily attributable to the sale of the infusion business unit, exit of certain
Diagnostic divisions and reduced revenue resulting from lower rates for the Company's inpatient services and decreased demand for contract rehab services provided to third parties. Gross patient accounts receivable were $677.9 million at September 30, 1999, as compared with $735.2 million at December 31, 1998. Net third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $65.1 million at September 30, 1999, as compared to $79.2 million at December 31, 1998.

                 Net cash used by operating activities of continuing operations for the nine months ended September 30, 1999, was $21.51 million as compared to net cash provided by operating activities of $59.31 million for the comparable period in 1998. Cash was used in operating activities in the first nine months of 1999 as compared to cash provided by operating activities in the comparable period in 1998 primarily because of a decrease in operations due to the impact of PPS, while in the comparable period in 1998 the Company had operating income (before giving effect to the loss from discontined operations.)

               The discontinued operation resulted in cash used of $17.67 million for the nine months ended September 30, 1999 as compared to cash used of $68.88 million for the nine months ended September 30, 1998.

                Net cash provided by financing activities was $131.23 million for the nine month period in 1999 as compared to $172.30 million provided by financing activities for the comparable period in 1998. In both periods, the Company received net proceeds from long-term borrowings and made repayments on certain debt. During the nine months ended September 30, 1999, the Company repurchased 3.6 million shares of its stock for approximately $24.04 million and incurred $9.03 million in financing costs related to the amendments to the Credit Facility.

                 Net cash used by investing  activities was $103.37  million for the nine month period ended September 30, 1999 as compared to $127.20 million used by investing activities for the nine month period ended September 30, 1998. Cash used for acquisitions was $40.06 million in 1999 as compared to $127.34 million for 1998. Cash used for the purchase of property, plant and equipment was $129.65 million in 1999 and $190.98 million in 1998. Cash used for the purchase of other assets was $36.79 million in 1999 as compared to cash provided by the disposition of other assets of $3.66 million in 1998 . The $36.79 million in cash disbursements for other assets was used primarily for $25.0 million of loans to employees. As disclosed in Schedule 14A dated April 30, 1999, the Company has loaned certain others approximately $54.7 million as of September 30, 1999. Substantially all of these loans are recorded as deferred compensation costs and are amortized over the terms of the loans compensation expense, reflecting the amortization of deferred compensation costs as well as forgiveness of the loans, was $7.9 million for the nine months ended September 30, 1999. In 1999, the Company received $114.3 million related to the sale of 32 long-term care facilities to Monarch LP (See Note 5) and sold its discontinued home nursing segment for approximately $26.0 million. In 1998, the Company received $89.9 million related to the sale of ten long-term care facilities to Omega Healthcare Investors, Inc. (See Note 4), sold its outpatient clinics for approximately $10.0 million (See Note 8) and received $56.7 million from the sale of eleven long-term care facilities (See Note 9). The net proceeds from such sales were used to repay debt outstanding under the revolving credit facility and other corporate purposes, including acquisitions.

                 As a result of the BBA's implementation of a prospective payment system for home nursing beginning with cost report periods beginning on or after October 1, 1998, contingent payments in respect of the acquisition of First American Health Care of Georgia, Inc. in October 1996, aggregating $155 million, became payable over five years beginning in 2000. The present value of such payments at September 30, 1999 is $129.3 million and is recorded on the balance sheet under the caption other long-term liabilities.

               IHS' contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $105.35 million as of September 30, 1999. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $27.4 million at September 30, 1999 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $70.85 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating and synthetic leases aggregating approximately $883.71 million at September 30, 1999.

YEAR 2000 COMPLIANCE

                 The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue and has substantially completed an implementation plan to resolve this issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. As part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software and embedded technologies. IHS began implementation of its Year 2000 plan in January 1997 and all business segments have been examined. An inventory of all equipment and systems supported by IHS' Information Technology department has been compiled and compliance has been verified. The Year 2000 Project is approximately 96% complete and it is anticipated that the project will be substantially implemented by December 1999. Periodic meetings are being held with the Board of Directors and senior management to ensure that the project stays on schedule.

                 Through September 30, 1999, expenditures related to the Year 2000 issue totaled approximately $10.6 million. The Company currently estimates that an additional $400,000 will be spent to complete the project, although additional amounts may be required. The costs will be funded through cash from operations and borrowings under the Revolving Facility and are being expensed as incurred.

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

PART II:                OTHER INFORMATION

Item 5.                 Other Information

On October 8, 1999 the Company announced the resignation of George H. Strong and Edwin M. Crawford from the Board of Directors. The Company intends to appoint Directors to replace these individuals.

On Nov. 1 1999 the Company elected not to make the interest payment of approximately $7.7 million due on the Company's $150 million 10.25% Senior Subordinated Notes due 2006. The Medicare Prospective Payment System has had a dramatically negative impact on the industry and Integrated Health Services revenues, cash flow and liquidity. IHS has retained Warburg Dillon Read, LLC as its advisors and KPMG LLP as its consultants to analyze strategic alternatives including restructuring the Company's debt, selling assets other than Rotech, and raising additional capital, among other things. The Company anticipates beginning preliminary discussions with its senior lenders shortly. Its advisors and consultants will be assisting in these discussions, as well as, in pursuing other strategic alternatives.

On November 15, 1999, the Company elected not to make the initial payment of approximately $17 million due unto bank credit facility. The credit agreement provides for a three day grace period before an event of default will occur due to nonpayment of interest. The Company does not intend to make the payment at that time. If the interest payment is not made within the grace periods, the Notes and Revolving Credit Facility may be declared immediately due and payable.

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


Date:  November 15, 1999