Form 10-Q/A
period 1999-09-30
INTEGRATED HEALTH SERVICES INC
filed 1999-11-16
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


                                                                                          September 30,                December 31,
                                                                                               1999                     1998
                                                                                          -------------              ------------
                                                                                           (Unaudited)

        Assets
Current Assets:
        Cash and cash equivalents                                                           $   20,070                $   31,391
        Temporary investments                                                                   51,236                    12,828
        Patient accounts and third-party payor settlements
          receivable, less allowance for doubtful receivables of $160,048
          at September 30, 1999 and $165,260 at December 31, 1998                              582,981                   649,106
        Inventories, prepaid expenses and other current assets                                  78,536                    75,945
        Income taxes receivable                                                                 22,938                    39,320
        Net assets of discontinued operations                                                        -                    12,500
                                                                                            -----------               -----------
               Total current assets                                                            755,761                   821,090
                                                                                            -----------               -----------

Property, plant and equipment, net                                                           1,129,092                 1,469,122
Assets held for sale                                                                                 -                     7,500
Intangible assets                                                                            1,549,477                 2,970,163
Other assets (Note 12)                                                                         161,284                   125,253
                                                                                            -----------               -----------

               Total assets                                                                 $3,595,614                $5,393,128
                                                                                            ===========               ===========


        Liabilities and Stockholders' Equity
Current Liabilities:

        Current maturities of long-term debt                                                $3,332,434                $   16,760
        Accounts payable and accrued expenses                                                  375,057                   463,130
                                                                                            -----------               -----------
               Total current liabilities                                                     3,707,491                   479,890
                                                                                            -----------               -----------

Long-term Debt:

        Revolving credit and term loan facility, less current maturities                             -                 1,893,000
        Mortgages and other long term debt, less current maturities                            203,174                   227,269
        Subordinated debt                                                                            -                 1,245,908
                                                                                            -----------               -----------
               Total long-term debt                                                            203,174                 3,366,177
                                                                                            -----------               -----------
Other long-term liabilities                                                                    167,118                   169,099
Deferred gain on sale-leaseback transactions                                                     4,070                     4,642
Deferred income tax payable                                                                     42,023                    41,355
Stockholders' equity:
        Preferred stock, authorized 15,000,000 shares; no shares issued
          and outstanding                                                                            -                         -
        Common stock, $0.001 par value.  Authorized 150,000,000 shares;
          issued 53,163,687 at September 30, 1999 and 52,416,527 shares at
          December  31, 1998 (including  4,868,300 treasury shares at
          September 30, 1999 and 602,476 treasury shares at December 31,
          1998)                                                                                     53                        53
        Additional paid-in capital                                                           1,374,269                 1,370,049
        Deficit                                                                             (1,853,320)                  (22,483)
        Treasury stock, at cost (4,868,300 shares at September 30, 1999 and
          602,476 shares at December 31, 1998)                                                 (49,264)                  (15,654)
                                                                                            -----------               -----------
               Total stockholders' equity                                                     (528,262)                1,331,965
                                                                                            -----------               -----------

               Total liabilities and stockholders' equity                                   $3,595,614                 $5,393,128
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
                                                           =========================================================================

       See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)



                                                                                                            NINE MONTHS ENDED
                                                                                                              September 30,
                                                                                                     ------------------------------
                                                                                                       1999                 1998
                                                                                                     ---------            ---------
Cash flows from operating activities:
    Net loss                                                                                       $(1,830,837)          $ (78,763)
    Adjustments to reconcile net loss to net
       cash provided by (used by) operating activities:
          Loss from impairment of long-lived
           assets and other non-recurring charges                                                    1,778,332                  --
          Loss from discontinued operations                                                                 --             204,870
          Results of joint ventures                                                                     (1,198)                 43
          Depreciation and amortization                                                                139,709             111,652
          Deferred income taxes and other non-cash items                                                (1,213)             19,492
          Amortization of gain on sale-leaseback transactions                                             (572)               (696)
          (Increase) decrease in patient accounts and third-party
             payor settlements receivable, net                                                          20,551            (117,180)
           Increase in supplies, inventory, prepaid
             expenses and other current assets                                                         (12,437)            (16,067)
           Decrease in accounts payable and accrued expenses                                          (130,229)           (112,183)
           Decrease in income taxes receivable                                                          16,382                  --
           Increase in income taxes payable                                                                 --              48,138
                                                                                                     ---------            ---------

             Net cash (used) provided by operating activities of
               continuing operations                                                                   (21,512)             59,306
                                                                                                     ---------            ---------
             Net cash used by discontinued operations                                                  (17,669)            (68,882)
                                                                                                      ---------            ---------

Cash flows from financing activities:
    Proceeds from issuance of capital stock, net                                                           759              59,606
    Proceeds from long-term borrowings                                                                 457,198             696,518
    Repayment of long-term debt                                                                       (293,659)           (570,110)
    Dividends paid                                                                                          --                (814)
    Deferred financing costs                                                                            (9,027)                 --
    Purchase of treasury stock                                                                         (24,041)            (12,905)
                                                                                                     ---------            ---------

             Net cash provided by financing activities                                                 131,230              172,295
                                                                                                     ---------            ---------

Cash flows from investing activities:
    Sale of temporary investments                                                                      292,236              67,923
    Purchase of temporary investments                                                                 (330,644)            (61,170)
    Business acquisitions (Note 3)                                                                     (40,055)           (127,337)
    Purchase of property, plant and equipment                                                         (129,652)           (190,980)
    Disposition of assets (Notes 4, 7, 8 and 9)                                                        141,537             180,704
    Other assets                                                                                       (36,792)              3,660
                                                                                                     ---------            ---------

             Net cash used by investing activities                                                    (103,370)           (127,200)
                                                                                                     ---------            ---------

             (Decrease) increase in cash and cash equivalents                                          (11,321)             35,519

Cash and cash equivalents, beginning of period                                                          31,391              52,965
                                                                                                     ---------            ---------

Cash and cash equivalents, end of period                                                             $  20,070           $  88,484
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

NOTE 2:  ISSUES AFFECTING LIQUIDITY AND GOING CONCERN ASSUMPTION



                 The Company reported a net loss from operations in 1999 aggregating $1,830.84 million resulting in certain financial covenant violations under the Company's Revolving Credit and Term Loan Agreement ("Senior Credit Agreement") and the Senior Subordinated debt covenants. Namely, the covenants regarding minimum net worth, total leverage ratio, and fixed charge coverage ratio were not satisfied at September 30, 1999. On November 1, 1999, the Company elected not to make the interest payment of approximately $7.7 million due on the $150 million 10.25% Senior Subordinated Notes ("Subordinated Notes") due 2006. The indenture under which the 10.25% Notes were issued provides for a 30 day grace period before an event of default will occur due to the nonpayment of interest. On November 15, 1999, the Company elected not to make the interest payment of approximately $17.0 million due under its Senior Credit Agreement. The Credit Agreement provides for a three day grace period before an event of default will occur due to nonpayment of interest. The Company does not intend to make the payment at that time. If the interest payment is not made within the grace periods, the Subordinated Notes and Senior Credit Facility may be declared immediately due and payable.

                 There can be no assurances that the senior lenders or bondholders will approve any amendment or restructuring of the Credit Agreement or the Subordinated Notes or will not declare an event of default. If the senior lenders or bondholders elect to exercise their rights, under certain provisions in the agreement to accelerate the obligations under the agreements, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure.



                 As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Senior Credit Agreements ($2.07 million) and principal amount of the Subordinated Notes ($1.25 million) are presented as current liabilities on the Company's consolidated balance sheet at September 30, 1999. Accordingly, the Company has a deficit in working capital aggregating $2.95 billion. The financial statements do not include further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.

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



                In September 1999 the Company reversed the transaction effective April 1, 1999 because of Monarch's inability to obtain adequate financing and restored the assets to the Company's balance sheet.



                On September 23, 1999, the Company sold it's Jacksonville, Florida nursing facility to Monarch LP for $4.3 million. Monarch LP then leased this facility to a subsidiary of Lyric, which the Company is currently managing. The sale resulted in a $8.4 million non-recurring loss (see note 11).

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

 NOTE 7:      SEGMENT REPORTING



              After giving effect to the discontinuance of its home health nursing segment in 1998, IHS has four primary reportable segments: inpatient services, home respiratory/infusion/DME, diagnostic services and lithotripsy services. Inpatient services include:
              (a) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (b) contract services that provide specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (c) contract services that provide specialty medical services under contract to other healthcare providers, and (d) management of skilled nursing facilities owned by third parties. Home respiratory/infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. Diagnostic services provide mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. Lithotripsy services is a non-invasive technique that uses shock waves to disintegrate kidney stones, primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No. 131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

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

                The loss from this discontinued operation of $204.87 million represents the operating loss for the nine month period ended September 30, 1998. The operating loss includes the effects of interest expense incurred in connection with acquisition financing. During the nine months ended September 30, 1999, the Company sold this business segment for approximately $26.0 million.

 NOTE 11:       NON-RECURRING CHARGES



                Loss on impairment of long lived assets.............  $1,353,345
                Estimated loss on sale of infusion business unit....     367,398
                Loss on closure of certain diagnostic operations....      23,336
                Loss on abandoned and terminated computer systems...      10,865
                Loss on termination of sale of Rotech ..............      10,020
                Loss on sale of Jacksonville facility...............       8,380
                Other ..............................................       4,988
                                                                      ----------
                                                                      $1,778,332

                As mentioned in previous reports, the Company has continued to evaluate the impact of the 1997 Balanced Budget Act (BBA) upon future operating results of each business line, particularly the impact of the prospecting payment system (PPS). Utilizing the Company's experience with PPS since January 1, 1999 (June 1, 1999 with respect to the Horizon facilities), the Company performed a preliminary analysis of such impact in the third quarter of 1999. PPS has had a dramatic impact on the operating results and financial condition of the company. The PPS system has significantly reduced the revenues, cash flow and liquidity of the Company and the industry in 1999. As a result of the negative impact of the provisions of PPS and the loss incurred on the sale of the infusion business unit, the Company applied Statement of Financial Accounting Standards No. 121 in the third quarter of 1999. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used.

                In estimating the future cash flows for determining whether an asset is impaired, and if expected future cash flows used in measuring assets are impaired, the Company grouped its assets at the lowest level for which there are identifiable cash flows independent of other groups of assets. These levels were each of the individual nursing/subacute facilities, and each of the rehabilitative therapy, respiratory therapy, pharmacy, diagnostics and hospice business units.

                After determining the facilities and divisions eligible for an impairment charge, the Company determined the estimated fair value of such facilities and divisions. The carrying value of buildings and improvements, leasehold improvements, equipment, goodwill and other intangible assets exceeded the fair value by $1.35 billion (of which $1.08 billion represented goodwill). The loss on impairment applied to the following business units: nursing/subacute of facilities $760,400, rehabilitative therapy of $433,660, respiratory therapy of $25,962, diagnostic of $106,273, and hospice of $27,050.

                On October 1, 1999, the Company sold its infusion business units to APS Enterprises Holding Company ("APS") for a purchase price of $17,350 and a 20% equity interest in APS valued at $1. The Company had determined that the business was significantly impaired due to decreasing demand for the products and services offered. In anticipation of the sale, the company recorded a pretax loss of $367,398 in the third quarter of 1999.

                In the third  quarter  of 1999,  the  Company  recorded a $23.34
                million  charge  to  exit  certain   diagnostic   businesses  of
                Symphony.

                The Company recorded a $10.9 million loss as a result of the conversion of computer systems, the termination of certain systems development projects and related relocation costs.

                On October 19, 1999 the Company suspended its efforts to sell its Rotech division. The Company had incurred significant costs in legal, consulting and accounting fees related to this transaction estimated at approximately $10.0 million. Such costs were not considered recoverable and were written off in the third quarter of 1999.

                On September 23, 1999, the Company sold it's Jacksonville, Florida nursing facility to Monarch LP for $4.3 million. Monarch LP then leased this facility to a subsidiary of Lyric, which the Company is currently managing. The sale resulted in a non-recurring loss of $8.4 million.

                The Company recorded a loss of $4.3 million representing certain receivables from Medshares, the company that acquired the Homecare nursing division. Such loss represents health benefits and other employer costs paid on Medshares behalf subsequent to the sale of Homecare. These costs are no longer deemed collectible as a result of Medshares filing chapter 11.

 NOTE 12:       SUBSEQUENT EVENTS

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



                 IHS has retained Warburg Dillon Read, LLC as its advisors and KPMG LLP as its consultants to analyze strategic alternatives including restructuring the company's debt, selling assets other than Rotech and raising additional capital, among other things. The Company has begun preliminary discussions with its senior lenders, and is working with its advisors and consultants in pursuing these and other strategic alternatives. However, there can be no assurance that any of the alternatives will be completed.



THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

                 Net revenues for the three months ended September 30, 1999 decreased $90.95 million, or 12.1%, to $659.90 million from the comparable period in 1998. Such decrease was attributable to (i) a $134.66 million decrease from (a) the sale, subsequent to September 30, 1998, of 35 facilities (the
"Lyric facilities") to real estate investment trusts, which leased such facilities to Lyric Health Care LLC, which is 50% owned by IHS and which facilities are now managed by IHS, (b) a decrease in the Company's rates for inpatient services provided as a result of the implementation of a BBA mandated prospective payment system ("PPS") for the Company's nursing facilities during the first half of 1999 and (c) a decrease in demand for therapy services in the Company's contract rehabilitation division as a result of PPS, (ii) a decrease of $1.39 million from lithotripsy services in operations in both periods (iii) a decrease of $1.23 million from home respiratory/infusion/DME companies in operations in both periods partially offset by (iv) an increase of $3.91 million from diagnostic services in operations in both periods, and (v) $42.42 million in revenue from companies acquired subsequent to September 30, 1998, including an increase of $35.38 million from inpatient services, $6.54 million from home respiratory/infusion/DME, and $500,000 from lithotripsy services. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and are reducing utilization of rehabilitation services to a far greater degree than the Company had expected.

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

LIQUIDITY AND CAPITAL RESOURCES


                 The Company reported a net loss from operations in 1999 aggregating $1,830.84 million resulting in certain financial covenant violations under the Company's Revolving Credit and Term Loan Agreement ("Senior Credit Agreement") and the Senior Subordinate debt covenants. Namely, the covenants regarding minimum net worth, total leverage ratio, and fixed charge coverage ratio were not satisfied at September 30, 1999. On November 1, 1999, the Company elected not to make the interest payment of approximately $7.7 million due on the $150 million 10.25% Senior Subordinated Notes ("Subordinated Notes") due 2006. The indenture under which the 10.25% Notes were issued provides for a 30 day grace period before an event of default will occur due to the nonpayment of interest. On November 15, 1999, the Company elected not to make the interest payment of approximately $17.0 million due under its Senior Credit Agreement. The Credit Agreement provides for a three day grace period before an event of default will occur due to nonpayment of interest. The Company does not intend to make the payment at that time. If the interest payment is not made within the grace periods, the Subordinated Notes and Senior Credit Facility may be declared immediately due and payable.



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

                 As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Senior Credit Agreements ($2.07 million) and principal amount of the Subordinated Notes ($1.25 million) are presented as current liabilities on the Company's consolidated balance sheet at September 30, 1999. Accordingly, the Company has a deficit in working capital aggregating $2.95 billion. The financial statements do not include further adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.


                 At September 30, 1999, the Company had working capital deficit of $2.95 billion, as compared with working capital of $341.2 million at December 31, 1998. The decrease in working capital was primarily due to the reclassification of the revolving credit and term loan and senior subordinated debt totaling $3.3 billion, decreases in patient accounts and third party payor settlements receivable, income taxes receivable and cash and cash equivalents and an increase in current maturities of long term debt, partially offset by an increase in temporary investments and a decrease in accounts payable and accrued expenses. There were no material capital commitments for capital expenditures as of September 30, 1999. Net patient accounts and third-party payor settlements receivable decreased $66.1 million to $582.98 million at September 30, 1999, as compared to $649.1 million at December 31, 1998. The decrease was primarily attributable to the sale of the infusion business unit, exit of certain
Diagnostic divisions and reduced revenue resulting from lower rates for the Company's inpatient services and decreased demand for contract rehab services provided to third parties. Gross patient accounts receivable were $677.9 million at September 30, 1999, as compared with $735.2 million at December 31, 1998. Net third-party payor settlements receivable from federal and state governments (i.e., Medicare and Medicaid cost reports) was $65.1 million at September 30, 1999, as compared to $79.2 million at December 31, 1998.

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



                 Net cash used by investing  activities was $103.37  million for the nine month period ended September 30, 1999 as compared to $127.20 million used by investing activities for the nine month period ended September 30, 1998. Cash used for acquisitions was $40.06 million in 1999 as compared to $127.34 million for 1998. Cash used for the purchase of property, plant and equipment was $129.65 million in 1999 and $190.98 million in 1998. Cash used for the purchase of other assets was $36.79 million in 1999 as compared to cash provided by the disposition of other assets of $3.66 million in 1998 . The $36.79 million in cash disbursements for other assets was used primarily for $25.0 million of loans to employees. As disclosed in Schedule 14A dated April 30, 1999, the Company has loaned certain officers approximately $54 million as of September 30, 1999. Substantially all of these loans are recorded as deferred compensation costs and are amortized over the terms of the loans. Compensation expense, reflecting the amortization of deferred compensation costs as well as forgiveness of the loans, was $7.9 million for the nine months ended September 30, 1999. In 1999, the Company received $114.3 million related to the sale of 32 long-term care facilities to Monarch LP (See Note 5) and sold its discontinued home nursing segment for approximately $26.0 million. In 1998, the Company received $89.9 million related to the sale of ten long-term care facilities to Omega Healthcare Investors, Inc. (See Note 5), sold its outpatient clinics for approximately $10.0 million (See Note 8) and received $56.7 million from the sale of eleven long-term care facilities (See Note 9). The net proceeds from such sales were used to repay debt outstanding under the revolving credit facility and other corporate purposes, including acquisitions.

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

               IHS' contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $105.35 million as of September 30, 1999. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $32.23 million at September 30, 1999 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $66.02 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating and synthetic leases aggregating approximately $883.71 million at September 30, 1999.



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



On November 15, 1999, the Company elected not to make the interest payment of approximately $17 million due under the bank credit facility. The credit agreement provides for a three day grace period before an event of default will occur due to nonpayment of interest. The Company does not intend to make the payment at that time. If the interest payment is not made within the grace periods, the Notes and Revolving Credit Facility may be declared immediately due and payable.



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