Form 10-Q/A
period 1999-09-30
INTEGRATED HEALTH SERVICES INC
filed 1999-11-19
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-Q

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


                                                              THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)

Revenues                                                  $  461,067      $  162,414      $   20,928      $   15,491     $  659,900
Operating, general and administrative
expenses (including rent)                                    416,713         126,125          20,050           8,612        571,500
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $   44,354      $   36,289      $      878      $    6,879     $   88,400
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $1,992,599      $1,301,558      $   95,549      $  205,908     $3,595,614
                                                          ==========      ==========      ==========      ==========     ==========


                                                                NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES     CONSOLIDATED
                                                           --------     ------------      --------        --------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $1,298,222      $  492,585      $   68,643      $   44,936     $1,904,386
Operating, general and administrative
expenses (including rent)                                  1,135,224         367,390          57,215          25,229      1,585,058
                                                          ----------      ----------      ----------      ----------     ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  162,998      $  125,195      $   11,428      $   19,707     $  319,328
                                                          ==========      ==========      ==========      ==========     ==========

Total Assets                                              $1,992,599      $1,301,558      $   95,549      $  205,908     $3,595,614
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



THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998


                 Net revenues for the three months ended September 30, 1999 decreased $90.95 million, or 12.1%, to $659.90 million from the comparable period in 1998. Such decrease was attributable to (i) a $125.66 million decrease from (a) the sale, subsequent to September 30, 1998, of 35 facilities (the
"Lyric facilities") to real estate investment trusts, which leased such facilities to Lyric Health Care LLC, which is 50% owned by IHS and which facilities are now managed by IHS, (b) a decrease in the Company's rates for inpatient services provided as a result of the implementation of a BBA mandated prospective payment system ("PPS") for the Company's nursing facilities during the first half of 1999 and (c) a decrease in demand for therapy services in the Company's contract rehabilitation division as a result of PPS, (ii) a decrease of $1.39 million from lithotripsy services in operations in both periods (iii) a decrease of $1.23 million from home respiratory/infusion/DME companies in operations in both periods (iv) a decrease of $5.09 million from diagnostic services in operations in both periods, partially offset by (v) $42.42 million in revenue from companies acquired subsequent to September 30, 1998, including an increase of $35.38 million from inpatient services, $6.54 million from home respiratory/infusion/DME, and $500,000 from lithotripsy services. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and are reducing utilization of rehabilitation services to a far greater degree than the Company had expected.

                Operating, general and administrative expense (including rent) decreased $7.28 million, or 1.26%, in the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Such decrease was attributable to (i) a $52.71 million decrease from (a) the sale of the Lyric facilities, (b) a decrease in the Company's inpatient services provided, and (c) a decrease in therapy services in the Company's contract rehabilitation division, (ii) a $1.05 million decrease from lithotripsy services in operations in both periods, partially offset by (iii) an increase of $2.19 million from diagnostic services in operations in both periods, (iv) an increase of $4.69 million from home respiratory/infusion/DME companies in operations in both periods and (v) an increase of 39.6 million in expenses of operations acquired subsequent to September 30, 1998, including $34.02 million from inpatient services, $5.18 million from home respiratory/infusion/DME services, and $400,000 from lithotripsy services. In response to the reduced demand for therapy services provided to third parties by the Company's contract rehabilitation division, the Company began in the fourth quarter of 1998 to reduce staff and changed the method of compensation to its remaining therapists.


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