Form 10-K
period 1999-12-31
INTEGRATED HEALTH SERVICES INC
filed 2000-04-12
CIK 785814

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]                     SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ____  to ____
                         Commission File Number 1-12306

                       INTEGRATED HEALTH SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                      DELAWARE                              23-2428312
           (State or other jurisdiction of               (I.R.S. employer
                incorporation or organization)         identification no.)
                    THE HIGHLANDS
                 910 RIDGEBROOK ROAD
                  SPARKS, MARYLAND                            21152
          (Address of principal executive offices)          (Zip code)

       Registrant's telephone number, including area code: 410-773-1000

          Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                      ------------------------------------
                             Common Stock, par value
                                 $.001 per share
                           10 1/4% Senior Subordinated
                                 Notes due 2006
                           9 1/2% Senior Subordinated
                                 Notes due 2007
                           9 1/4% Senior Subordinated
                                 Notes due 2008
                            5 3/4% Convertible Senior
                        Subordinated Debentures due 2001

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

     Aggregate   market   value   of  the  Registrant's  Common  Stock  held  by
non-affiliates at March 31, 2000 (based on the closing sale price for such shares as reported by the OTC Bulletin Board): $12,924,606

       Common Stock outstanding as of March 31, 2000: 53,429,412 shares.

                      Documents Incorporated by Reference:

     Portions of the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

     Integrated Health Services, Inc. ("IHS" or the "Company") is one of the nation's leading providers of post-acute healthcare services. Post-acute care is the provision of a continuum of care to patients following discharge from an acute care hospital. IHS' post-acute care services and products include (i) inpatient services, including subacute care, skilled nursing facility care, contract rehabilitation and respiratory, hospice services and management of skilled nursing facilities owned by third parties, (ii) home respiratory care and durable medical equipment ("DME"), (iii) diagnostic services and (iv) lithotripsy, a non-invasive technique that uses shockwaves to disintegrate kidney stones, primarily on an outpatient basis. The Company's post-acute care network is designed to address the cost containment measures implemented by private insurers and managed care organizations and limitations on government reimbursement of hospital costs that have resulted in the discharge from hospitals of many patients who continue to require medical and rehabilitative care. IHS' post-acute healthcare system is intended to provide cost-effective continuity of care for its patients and enable payors to contract with one provider to provide all of a patient's needs following discharge from acute care hospitals. IHS' post-acute care network currently consists of over 1,300 service locations in 46 states and the District of Columbia.

     The Company's post-acute care network strategy is to provide cost-effective continuity of care for its patients, using geriatric care facilities as platforms to provide a wide variety of subacute medical and rehabilitative services more typically delivered in the acute care hospital setting. To implement its post-acute care network strategy, IHS has focused on
(i) developing market concentration for its post-acute care services in targeted states due to increasing payor consolidation and the increased preference of payors, physicians and patients for dealing with only one service provider; (ii) expanding the range of services it offers to patients directly in order to provide patients with a continuum of care throughout their recovery, to better control costs and to meet the growing desire by payors for one-stop shopping; and (iii) developing subacute care units.

     IHS presently operates 366 geriatric care facilities (290 owned or leased and 76 managed), 17 specialty hospitals and nine hospice facilities. The Company provides a wide range of basic medical and subacute care services as well as a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy in all its geriatric care facilities. The Company has over 2,000 contracts to provide services, primarily physical, occupational, speech and respiratory therapies, to third-party skilled nursing facilities, subacute care centers, assisted living facilities, hospitals and other locations. IHS also provides mobile diagnostics such as portable x-ray and EKG to patients in geriatric care facilities and other settings, lithotripsy services on an outpatient basis, as well as diversified home respiratory care and other pharmacy-related services and products and durable medical equipment products from approximately 800 primarily non-urban locations in 44 states.

     On February 2, 2000, the Company and substantially all of its subsidiaries filed voluntary petitions (the "Bankruptcy Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code. The Company's need to seek relief under the Bankruptcy Code is due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 (the "Balanced Budget Act") and its implementation, which, among other things, changed Medicare reimbursement for nursing facilities from a cost-based retrospective reimbursement system to a prospective payment system ("PPS"). The per diem reimbursement rates under PPS were significantly lower than anticipated by the industry, and generally have been less than the amount the Company's facilities received on a daily basis under cost-based reimbursement. Moreover, since IHS treats a greater percentage of higher acuity patients than many nursing facilities, IHS has also been adversely affected because the federally established per diem rates do not adequately compensate the Company for the additional expenses of caring for such patients. In addition, the implementation of PPS has resulted in a greater than expected decline in demand for the Company's therapy services. The changes in Medicare reimbursement resulting from the Balanced Budget Act have had a material adverse effect on the Company, rendering IHS unable to service its debt obligations to its senior lenders and subordinated noteholders while at the same time meeting its operating expenses. The Company hopes to use the Bankruptcy Filings to restructure its capital structure to better position the Company to address the changed economics resulting from the implementation of the Balanced Budget Act.

     In 1996 and 1997, the Company also focused on providing home health nursing in order to meet patients' desires to be treated at home. However, the delay in the implementation of a prospective payment system ("PPS") for Medicare home health nursing until after October 1, 2000 at the earliest and a reduction in current cost reimbursement for Medicare home health nursing pending implementation of a prospective payment system mandated in the Balanced Budget Act adversely impacted the Company's home health nursing business. Accordingly, in the third quarter of 1998 the Company decided to exit the home health nursing business, and sold this business in the first half of 1999.

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

     Recent healthcare reform proposals, which have focused on containment of healthcare costs, together with the desire of third-party payors to contract with one service provider for all post-acute care services, the increasing complexity of medical services provided, growing regulatory and compliance requirements and increasingly complicated reimbursement systems, have resulted in a trend of consolidation of smaller, local operators who lack the sophisticated management information systems, operating efficiencies and financial resources to compete effectively into larger, more established regional or national operators that offer a broad range of services, either through its own network or through subcontracts with other third party service providers.

     The Balanced Budget Act, enacted in August 1997, made numerous changes to the Medicare and Medicaid programs that are significantly affecting the delivery of subacute care, skilled nursing facility care and home healthcare. With respect to Medicare, the Balanced Budget Act provides, among other things, for a prospective payment system for skilled nursing facilities to be implemented for cost reporting periods beginning on or after July 1, 1998, a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999 (subsequently extended to October 1, 2000), a reduction in current cost reimbursement for home nursing care pending implementation of a prospective payment system, reductions in reimbursement for oxygen and oxygen equipment for home respiratory therapy and a shift of the bulk of home health coverage from Part A to Part B of Medicare. As a result, like hospitals, skilled nursing facilities and providers of subacute care and home healthcare now bear the cost risk of providing care inasmuch as they receive specified reimbursement for each treatment regardless of actual cost. With respect to Medicaid, the Balanced Budget Act repealed the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates and the Company believes many states are moving toward a prospective payment type system for skilled nursing facilities.

     The Balanced Budget Act has materially adversely affected the Company and its competitors, several of which have also filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The initial reimbursement rates under PPS were published less than two months prior to the implementation of PPS and were significantly lower than anticipated within the industry. The Balanced Budget Act also imposed a per beneficiary cap of $1,500 per provider per therapy service provided, which cap was subsequently temporarily suspended for the two year period beginning January 1, 2000. In November 1999, the acuity adjusted PPS rates for specified acuity categories were temporarily increased in an attempt to mitigate some of the adverse effects of the Balanced Budget Act pending refinement to the PPS rates to better account for medically complex patients.

INPATIENT SERVICES

     Inpatient services is the largest source of revenue for the Company. IHS operates 366 geriatric care facilities (290 owned or leased and 76 managed), 17 specialty hospitals and nine hospice facilities.

     IHS provides a wide range of basic medical services at its geriatric care facilities which are licensed as skilled care nursing homes. Services provided to all patients include required nursing care, room and board, special diets, and other services which may be specified by a patient's physician who directs the admission, treatment and discharge of the patient. Inpatient services also include a wide array of rehabilitative therapies.

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

     Rehabilitation

     IHS provides a comprehensive array of rehabilitative services for patients at all of its geriatric care facilities in order to enable those persons to return home. These services include respiratory therapy with licensed respiratory therapists, physical therapy with a particular emphasis on programs for the elderly, speech therapy, particularly for the elderly recovering from cerebral vascular disorders, occupational therapy, and physiatric care. Rehabilitation services are instrumental in lowering the overall cost of care by reducing the length of a patient's stay and improving a patient's quality of life. A portion of the rehabilitative service hours is provided by independent contractors. In order to reduce the number of rehabilitative services hours provided by independent contractors, IHS began in late 1993 to acquire companies which provide physical, occupational and speech therapy to healthcare facilities.

     The Company also offers rehabilitation programs, ranging from stroke victims to persons who have undergone hip replacement.

     The Company also offers rehabilitation services to skilled nursing facilities not operated or managed by the Company as well as subacute care centers, assisted living facilities and other locations. IHS believes that by offering a comprehensive array of rehabilitative services through one provider, skilled nursing facilities can provide quality patient care more efficiently and cost-effectively. The Company believes that demand for a single provider for a comprehensive array of rehabilitative services will increase as a result of the prospective payment system being implemented under the Balanced Budget Act, which provides for a fixed payment for these services.

     With the implementation of PPS, with its fee schedule and beneficiary therapy caps for rehabilitation services, the Company has experienced reduced demand for, and reduced operating margins from, the rehabilitation services it provides to third parties because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services and/or providing such services with their own personnel. Beginning in the fourth quarter of 1998, the Company has focused on reducing its cost of providing rehabilitation services by reducing staff and changing the method of compensating its remaining therapists.

     Hospice Services

     IHS provides hospice services, including medical care, counseling and social services, to the terminally ill through 9 locations in 7 states. Hospice care is a coordinated program of support services providing physical, psychological, social and spiritual care for dying persons and their families. Services are provided in the home and/or inpatient settings. The goal of hospice care is typically to improve a terminal patient's quality of life rather than trying to extend life. IHS also provides hospice care to the terminally ill at its facility in Miami, Florida.

     Management and Other Services

     The Company manages geriatric care facilities under contract for others to capitalize on its specialized care programs without making the capital outlay generally required to acquire and renovate a facility. IHS currently manages 76 geriatric care facilities with 9,878 licensed beds. IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's expense. The facility owner is also obligated to pay for all required capital expenditures. The Company manages these facilities in the same manner as the facilities it owns or leases, and provides the same geriatric care services as are provided in its owned or leased facilities. Contract acquisition costs for legal and other direct costs incurred to acquire long-term management contracts are capitalized and amortized over the term of the related contract.

     IHS receives a management fee for its services which generally is equal to 4% to 8% of gross revenues of the geriatric care facility. Certain management agreements also provide the Company with an incentive fee based on the amount of the facility's operating income which exceeds stipulated amounts. Management fee revenues are recognized when earned and billed generally on a monthly basis. Incentive fees are recognized when operating results of managed facilities exceed amounts required for incentive fees in accordance with the terms of the management agreements. The management agreements generally have an initial term of ten years, with IHS having a right to renew in most cases. The management agreements expire at various times between June 2000 and January 2012 although all can be terminated earlier under certain circumstances. The Company generally has a right of first refusal in respect of the sale of each managed facility. IHS believes that by implementing its specialized care programs and services in these facilities, it will be able to increase significantly the operating income of these facilities and thereby increase the management fees the Company will receive for managing these facilities.

HOME RESPIRATORY AND DURABLE MEDICAL EQUIPMENT

     IHS  currently  provides  home  respiratory  and  durable medical equipment services from approximately 750 locations in 43 states, primarily in the respiratory therapy segments of the home healthcare market. In October 1999 the Company sold its home infusion therapy business, which involved the intraveneous administration of anti-infective biotherapy, chemotherapy, pain management, nutrition and other therapies.

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

MOBILE DIAGNOSTIC SERVICES

     The Company provides on-call mobile x-ray and electrocardiogram services, both to its own facilities as well as to facilities operated by others. These services are provided year round to over 6,700 third-party facilities. In providing its services the Company utilizes sophisticated computer equipment to transmit digitized x-ray images from the field directly to the radiologist. The technology allows a facility requesting an x-ray to receive written results of the diagnostic test within one hour of the patient test. The predominant market of the Company's diagnostic services includes patients in long term care facilities, including subacute and board and care type facilities. In addition, services are provided in home health settings, correctional institutions and agencies, psychiatric hospitals, industrial sites, dialysis centers and public tuberculosis screening programs.

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

     IHS currently owns a controlling interest in 12 lithotripsy partnerships as well as three wholly-owned lithotripsy partnerships, a wholly-owned lithotripsy management company and a wholly-owned lithotripter maintenance company. The Company's lithotripsy businesses currently contain in the aggregate 48 lithotripsy machines that provide services in 157 locations in 17 states. The other owners of the partnerships are primarily physicians, many of whom utilize the partnership's equipment to treat their patients. Twenty of the 48 lithotripsy machines are stationary and located at hospitals or ambulatory surgery centers, while the other 28 machines are mobile, allowing them to be moved in order to meet patient needs and market demands. IHS' lithotripsy businesses typically lease the machine on a per procedure basis to a hospital, ambulatory surgery center or other facility providing care to the patient. In some cases, the lithotripsy businesses bill the patient directly for the use of the partnership's machine. The Company also provides maintenance services to its own and third-party equipment.

     The Company's agreements with its lithotripsy physician partners contemplate that IHS will acquire the remaining interest in each partnership at a defined price in the event that legislation is passed or regulations are adopted that would prevent the physician from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. While current interpretations of existing law are subject to considerable uncertainty, IHS believes that its partnership arrangements with physicians in its lithotripsy business are in compliance with current law. If, however, the Company were required to acquire the minority interest of its physician partners in each of its lithotripsy partnerships, the cost in aggregate would not be material to IHS. Physicians in one partnership have commenced an action claiming that current legislation precludes them from owning an interest in the partnership and using the partnership's lithotripsy equipment to treat his or her patients. IHS is disputing the claim, which has been stayed by the Bankruptcy Filings.

     In 1993, the Health Care Financing Administration ("HCFA") released a proposed rule defining the rate at which ambulatory surgery centers and certain hospitals would be reimbursed for the technical component of a lithotripsy procedure. Although, this proposed rule has not been finalized, HCFA recently issued a range in which the rate will be established. The range of rates proposed by HCFA is significantly lower than the rates received by IHS to date.

QUALITY ASSURANCE

     The Company has developed a comprehensive Quality Assurance Program to verify that high standards of care are maintained at each facility operated or managed by IHS. The Company requires that its facilities meet standards of care more rigorous than those required by Federal and state law. Under the Company's Quality Assurance Program, standards for delivery of care are set and the care and services provided by each facility are evaluated to insure they meet IHS' standards. A quality assurance team evaluates each facility bi-annually, reporting directly to IHS' Chief Executive Officer, as well as to the administrator of each facility. Facility administrator bonuses are dependent in part upon their facility's evaluation. The Company also maintains an 800 number, called the "In-Touch Line," which is prominently displayed above telephones in each facility and placed in patients' bills. Patients and staff are encouraged to call this number if they have any problem with nursing or administrative personnel which cannot be resolved quickly at the facility level. This program provides IHS with an early-warning of problems which may be developing at the facility.

     IHS has also developed a specialized Quality Assurance Program for its subacute care programs. IHS has begun a program to obtain accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") for each of its facilities. At March 31, 2000, 93 of the Company's facilities had been fully accredited by the JCAHO.

OPERATIONS

     The day-to-day operations of each facility are managed by an on-site state licensed administrator and an on-site business office manager who monitors the financial operations of each facility. The administrator of each facility is supported by other professional personnel, including the facility's medical director, social workers, dietician and recreation staff. Nursing departments in each facility are under the supervision of a director of nursing who is state-registered. The nursing staffs are composed of registered nurses and licensed practical nurses as well as nursing assistants.

     The Company's home respiratory and durable medical equipment businesses are conducted through approximately 750 branches which are managed through two geographic area offices. The area office provides each of its branches with key management direction and support services. IHS' organizational structure is designed to create operating efficiencies associated with certain centralized services and purchasing while also promoting local decision making.

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

SOURCES OF REVENUE

     IHS receives payments for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which certain of its facilities are located under
Medicaid. The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of IHS' patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. Historically, the Company derived higher revenue from providing specialized medical services than routine inpatient care. Generally, private pay patients are the most profitable and

Medicaid patients are the least profitable. IHS also contracts with private payors, including health maintenance organizations and other managed care organizations, to provide certain healthcare services to patients for a set per diem payment for each patient. There can be no assurance that the rates paid to IHS by these payors will be adequate to cover the cost of providing services to covered beneficiaries. The Balanced Budget Act made numerous changes to the Medicare and Medicaid programs which have had a negative impact on the Company.

     During the years ended December 31, 1997, 1998 and 1999, IHS derived approximately $708.0 million, $1.1 billion and $974.0 million, respectively, or 52%, 38% and 39%, respectively, of its patient revenues from private pay sources and approximately $657.2 million, $1.8 billion and $1.5 billion, respectively, or 48%, 62% and 61%, respectively, of its patient revenues from government reimbursement programs, after giving effect to the discontinuance of its home health nursing business, which was primarily covered by government reimbursement programs. Patient revenues from government reimbursement programs during these periods consisted of approximately $351.5 million, $880.0 million and $691.9 million, or 26%, 30% and 27% of total patient revenues, respectively, from Medicare and approximately $305.7 million, $936.1 million and $845.8 million, respectively, or 22%, 32% and 34% of total patient revenues, respectively, from Medicaid, after giving effect to the discontinuance of its home health nursing business in 1998. The increase in the percentage of revenue from government reimbursement programs is due to the higher level of Medicare and Medicaid patients in the 139 owned, leased or managed facilities (12 of which were subsequently sold), acquired from HEALTHSOUTH Corporation in December 1997 (the "Facility Acquisition") and the higher level of such patients serviced by the respiratory therapy, rehabilitative therapy, and mobile diagnostic companies acquired beginning in 1994.

     Until the implementation of the prospective payment system ("PPS") for Medicare skilled nursing facilities, which was completed for IHS' facilities on June 1, 1999, Medicare reimbursed the skilled nursing facility based on a reasonable cost standard. With certain exceptions, payment for skilled nursing facility services was made prospectively, with each facility receiving an interim payment during the year for its expected reimbursable costs. The interim payment was later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility was also subject to limits on reimbursement for routine costs. Exceptions to these limits were available for, among other things, the provision of atypical services. The Company's cost of care for its subacute care patients generally exceeded regional reimbursement limits established under Medicare, and IHS submitted waiver requests to recover these excess costs. The Company's final rates approved by HCFA represented approximately 90% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that IHS will be able to recover its excess costs under any waiver requests which are relating to periods prior to the implementation of PPS.

     The Balanced Budget Act mandated the establishment of a prospective payment system for Medicare skilled nursing facility services, under which facilities are paid a fixed fee for virtually all covered services. PPS is being phased in over a four-year period, effective January 1, 1999 for IHS' owned and leased skilled nursing facilities other than the facilities acquired in the Facility Acquisition, which facilities became subject to PPS on June 1, 1999. Prospective payment for facilities managed by IHS became effective for each facility at the beginning of its first cost reporting period on or after July 1, 1998. During the first three years, payments will be based on a blend of the facility's historical costs (based largely on the facility's costs for the services it provided to Medicare beneficiaries in the 1994-1995 base year) and federal costs. Facilities that did not receive any Medicare payments prior to October 1, 1995 are reimbursed 100% based on the federal per diem rates. Thereafter, the per diem rates will be based 100% on federal costs. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate covers (i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services previously covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs. The Company's ability to offer the ancillary services required by higher acuity patients, such as those in its subacute care programs, in a cost-effective manner will be critical to the Company's survival and will affect the profitability of the Company's Medicare patients. To date the per diem reimbursement rates have generally been less than the amount the Company received on a daily basis under cost-based reimbursement, particularly in the case of higher acuity patients. As a result, PPS has to date had a material adverse impact on IHS' results of operations and financial condition. In November 1999, the acuity adjusted PPS rates for specified acuity categories were temporarily increased in an attempt to mitigate some of the adverse effects of the Balanced Budget Act pending refinement to PPS rates to better account for medically complex patients.

     Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to qualifying needy individuals. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits. The Balanced Budget Act also contains changes to the Medicaid program, the most significant of which is the repeal of the Boren Amendment. The Boren Amendment required state Medicaid programs to pay rates that are reasonable and adequate to meet the costs that must be incurred by a nursing facility in order to provide care and services in compliance with applicable standards. By repealing the Boren Amendment, the Balanced Budget Act eases the impediments on the states' ability to reduce their Medicaid reimbursement for such services and, as a result, states now have considerable flexibility in establishing payment rates. Texas has now adopted a case-mix prospective payment system similar to the Medicare PPS, and the Company expects additional states will move in this direction. IHS is unable to predict what effect such changes will have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

     Under PPS, the reimbursement for rehabilitation therapy services provided to nursing facility patients is a component of the total reimbursement to the nursing facility allowed per patient. Medicare pays the skilled nursing facility directly for all rehabilitation services and the outside suppliers of such services to residents of the skilled nursing facility must collect payment from the skilled nursing facility. Effective January 1, 1999 a per provider limit of $1,500 was applied to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services; this $1,500 cap was temporarily suspended for the two year period beginning January 1,
2000). Additionally, effective January 1, 1999, Medicare Part B therapy services are no longer being reimbursed on a cost basis; rather, payment for each service provided is based on fee screen schedules published in November 1998. As a result of the implementation of PPS, the Company has to date experienced a substantial reduction in demand for, and reduced operating margins from, therapy services it provides to third parties, because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services and/or providing such services with their own personnel. To date these fee schedules and caps have had a material adverse effect on the Company.

     Prior to the implementation of PPS, Medicare covered and paid for rehabilitation therapy services furnished in facilities in various ways. For rehabilitation services provided directly, specific guidelines existed for evaluating the reasonable cost of physical therapy, occupational therapy and speech language pathology services. Medicare applied salary equivalency guidelines in determining the reasonable cost of physical therapy and respiratory services, which was the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Until April 1, 1998, Medicare paid for occupational therapy and speech language pathology services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. In January 1998, HCFA issued rules applying salary equivalency limits to certain speech and occupational therapy services and revised existing physical and respiratory therapy limits. The new limits were effective for services provided on or after April 1, 1998 until nursing facilities transitioned to PPS. IHS' gross margins for services reimbursed under the salary equivalency guidelines were significantly less than services reimbursed under the "prudent buyer" rule.

     The Medicare program reimburses IHS' home respiratory care and durable medical equipment services, and reimbursed IHS home infusion services, under a charge-based system, pursuant to which the Company receives either a fixed fee for a specific service or product or a fixed per diem amount for providing certain services. The Balanced Budget Act reduced Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998 to 75% of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999 and each subsequent year thereafter are reduced to 70% of the fee schedule amounts in effect during 1997. The Balanced Budget Act freezes the Consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1998 through 2002 while limiting fees for parenteral and enteral nutrients, supplies and equipment to 1995 reasonable charge levels over the same period. The Balanced Budget Act reduces payment amounts for covered drugs and biologicals to 95% of the average wholesale price of such covered items for each of the years 1998 through 2002. The Balanced Budget Act authorizes the Department of Health and Human Services ("HHS") to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The Balanced Budget Act also includes provisions designed to reduce healthcare fraud and abuse, including a surety bond requirement for durable medical equipment providers.

     The Medicare program reimbursed the Company's home nursing services on a cost-based system, under which IHS was reimbursed at the lowest of IHS' reimbursable costs (based on Medicare regulations), cost limits established by HCFA or IHS' charges.

     The Company expects that both third party and governmental payors will continue to undertake cost containment measures designed to limit payments made to healthcare providers such as IHS. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to facilities managed and operated by IHS. There can be no assurance that payments under governmental and third-party private payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the operating and other costs allocable to patients participating in such programs. In addition, there can be no assurance that facilities owned, leased or managed by IHS now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company has been, and may continue to be, adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the Federal and state budget deficits, there have been, and IHS expects that there will continue to be, a number of additional proposals to limit Medicare and Medicaid reimbursement for healthcare services. The Company cannot at this time predict whether this legislation or any other legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on IHS. See "-- Government Regulation" and "-- Cautionary Statements -- Risk of Adverse Effect of Healthcare Reform."

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

     The Health Insurance Portability and Accountability Act of 1996 granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. The Balanced Budget Act also includes numerous health fraud provisions, including new civil money penalties for contracting with an excluded provider, and new surety bond and information disclosure requirements for certain providers and suppliers including home health agencies.

     In 1995, a major anti-fraud demonstration project, "Operation Restore Trust," was announced by the OIG. A primary purpose for the project was to scrutinize the activities of healthcare providers which are reimbursed under the Medicare and Medicaid programs. Investigative efforts focused on skilled nursing facilities, home health and hospice agencies and durable medical equipment suppliers, as well as several other types of healthcare services.
Operation Restore Trust originally focused on California, Florida, Illinois, New York and Texas, but has now been expanded to all states. This effort is focused on problems with claims for services not rendered or not provided as claimed and claims falsified to circumvent coverage limitations on medical supplies. IHS expects these types of efforts to continue. The OIG has issued, and is expected to continue to issue, special fraud alert bulletins identifying "suspect" characteristics of potentially illegal practices by providers and illegal arrangements between providers. The bulletins contain "hot-line" numbers and encourage Medicare beneficiaries, healthcare employees, competitors and others to report suspected violations. Enforcement actions could include criminal prosecution, suit for civil penalties and/or exlcusion from the Medicare and Medicaid programs.

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

     The Company is a defendant in certain actions or the subject of investigations concerning alleged violations of the False Claims Act or of Medicare regulations. As a result of the Company's financial position during the fourth quarter of 1999, various agencies of the federal government accelerated efforts to reach a resolution of all outstanding claims and issues related to the Company's alleged violation of healthcare statutes and related causes of action. These matters involve various government claims, many of which are of unspecified amounts. Because the government's review of these matters has not been completed, management is unable to assess fully the merits of the government's monetary claims. Based on a preliminary evaluation of the government's estimable claims for which an unfavorable outcome is probable, the Company recorded a $39.5 million accrued liability for such claims as of December 31, 1999. However, the ultimate amount of any future settlement could differ significantly from such provision.

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

     As a result of the Bankruptcy Filings, IHS may experience an increase in regulatory oversight from both federal and state regulatory bodies compared to historical levels. The increased oversight may result from such regulatory bodies' concerns that the Company's financial difficulties may result in a decrease in the quality of care provided by the Company.

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

COMPETITION

     The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company's ability to compete may be adversely affected by its
Bankruptcy Filings. IHS competes on a local and regional basis with other providers on the basis of the breadth and quality of its services, the quality of its facilities and, to a limited extent, price. The Company also competes with other providers in the acquisition and development of additional facilities and service providers. IHS' current and potential competitors include national, regional and local operators of geriatric care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, retirement centers and similar institutions, many of which have significantly greater financial and other resources than IHS. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to IHS. New service introductions and enhancements, acquisitions, continued industry consolidation and the development of strategic relationships by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's services or intense price competition, or make IHS' services noncompetitive. Further, technological advances in drug delivery systems and the development of new medical treatments that cure certain complex diseases or reduce the need for healthcare services could adversely impact the business of IHS. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. IHS also competes with various healthcare providers with respect to attracting and retaining qualified management and other personnel. Any significant failure by IHS to attract and retain qualified employees could have a material adverse effect on its business, results of operations and financial condition.

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

     The home respiratory care and durable medical equipment market is highly competitive and is divided among a large number of providers, some of which are national providers but most of which are either regional or local providers. IHS believes that the primary competitive factors are availability of personnel, the price of the services and quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services.

EMPLOYEES

     As of March 31, 2000, IHS had approximately 73,200 full-time and regular part-time employees. Full-time and regular part-time service and maintenance employees at 33 facilities, totaling approximately 4,600 employees, are covered by collective bargaining agreements. IHS' corporate staff consisted of approximately 1,200 people at such date. The Company believes its relations with its employees are good.

     IHS  seeks  the  highest  quality of professional staff within each market.
Competition in the recruitment of personnel in the healthcare industry is intense, particularly with respect to nurses. Many areas are already facing nursing shortages, and it is expected that the shortages will increase in the future. Although the Company has, to date, been successful in hiring and retaining nurses and rehabilitation professionals, IHS in the future may experience difficulty in hiring and retaining nurses and rehabilitation professionals. The Company believes that its future success will depend in large part upon its continued ability to hire and retain qualified personnel. The Company's Bankruptcy Filings could adversely affect its ability to attract, retain and motivate qualified personnel.

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


                             CAUTIONARY STATEMENTS

     This  Annual  Report  on  Form  10-K  contains,  and  from time to time the
Company  may  disseminate  materials  and  make  statements  which  may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including factors set forth below. Securityholders should not place undue reliance on these forward-looking statements.

     The forward-looking statements speak only as of the date on which they are made, and IHS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, IHS cannot assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements.

     Risks Related to Operations in Bankruptcy. On February 2, 2000, the Company and substantially all its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. There can be no assurance that the amounts available to the Company under its debtor-in-possession financing arrangements will be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to the creditors and confirmed by the Bankruptcy Court. Under the Bankruptcy Code, actions to collect pre-petition indebtedness are enjoined and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. There can be no assurance that any actions taken by these creditors or landlords will not have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Bankruptcy Filings.

     As a result of the Bankruptcy Filings, the Company may have difficulty attracting patients and attracting and retaining employees. The Company may also be subject to increased regulatory oversight as a result of the Bankruptcy Filings, resulting from concerns of regulatory bodies that the Company's current financial difficulties may result in a decrease in the quality of care provided by the Company.

     As a result of the Bankruptcy Filings, the Company anticipates that its currently outstanding Common Stock will have no value following the Company's reorganization under the bankruptcy laws. Further, there can be no assurance that the Company will be able to obtain adequate financing on reasonable terms, or at all, in the future as a result of the Bankruptcy Filings.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Filings and circumstances relating to this  event,  including  the  Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Financing Agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     Risks Related to Prospective Payment System. The Balanced Budget Act, enacted in August 1997, made numerous changes to the Medicare and Medicaid programs that are significantly affecting the Company's operations. The Balanced Budget Act provides for the phase-in of a PPS for skilled nursing facilities over a four year period effective January 1, 1999 for IHS owned and leased facilities other than the facilities acquired in the Facility Acquisition, which facilities became subject to PPS on June 1, 1999. Prospective payment for skilled nursing facilities managed by IHS became effective for each facility at the beginning of its first cost reporting period beginning on or after July 1, 1998. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs, as well as substantially all items and services, such as rehabilitation therapy, furnished during a covered stay (for which reimbursement was formerly made separately under Medicare). During the first three years of the phase-in, reimbursement will be based on a blend of the facility's historical costs and federal costs. Thereafter, the per diem rates will be based 100% on federal costs. The facility specific per diem rate is based upon the facility's 1995 cost report for routine, ancillary and capital services, updated using a skilled nursing market basket index. The federal per diem is calculated by the weighted average of each facility's standardized costs, based upon the historical national average per diem for freestanding facilities. Facilities that did not receive any Medicare payments prior to October 1, 1995 are reimbursed 100% based on the federal per diem rates. Although temporary adjustments to the rate categories were made in the PPS rates in November 1999, particularly for high acuity level patients, to date the per diem reimbursement rate has generally been less than the amount the Company received on a daily basis under cost-based reimbursement, particularly in the case of higher acuity patients. As a result, the PPS has to date had a material adverse impact on IHS' results of operations and financial condition. To date, the implementation of PPS has resulted in reduced demand for, and reduced operating margins from, the rehabilitation services it provides to third parties because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services and/or providing such services with their own personnel.

     The profitability of IHS' inpatient services segment will be significantly affected by the federally established per diem rate and IHS' cost of providing care. There can be no assurance that the per diem rate will cover IHS' cost of providing care, particularly with respect to higher acuity patients. As a result, there can be no assurance that IHS' financial condition and results of operations will not continue to be materially and adversely affected.

     The Balanced Budget Act also reduced significantly Medicare payment amounts for oxygen and oxygen equipment, and froze fees for durable medical equipment and certain infusion services. There can be no assurance that these fees will cover IHS' cost of providing such services. As a result, there can be no assurance that IHS' financial condition and results of operations will not continue to be materially and adversely affected.

     Reliance on Reimbursement by Third Party Payors. The Company receives payment for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which it operates under Medicaid. The healthcare industry is experiencing a trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, has resulted in reduced rates of reimbursement for services provided by IHS, which has adversely affected, and may continue to adversely affect, IHS' margins, particularly in its inpatient facilities. Aspects of certain healthcare reform proposals, such as cutbacks in the Medicare and Medicaid programs, reductions in Medicare reimbursement rates and/or limitations on reimbursement rate increases, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company. The Balanced Budget Act made numerous changes to the Medicare and Medicaid programs which significantly impacted the Company and were in large part the cause of the Company's need to file under the bankruptcy laws. There can be no assurance that adequate reimbursement levels will be available for services to be provided by IHS which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the Company's results of operations and financial condition. See "-- Risk of Adverse Effect of Healthcare Reform." During the years ended December 31, 1997, 1998 and 1999, the Company derived approximately 48%, 62% and 61%, respectively, of its patient revenues from Medicare and Medicaid.

     The sources and amounts of the Company's patient revenues derived from the operation of its geriatric care facilities are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of the Company's patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. IHS also contracts with private payors, including health maintenance organizations and other managed care organizations, to provide certain healthcare services to patient's for a set per diem payment for each patient. There can be no assurance that the rates paid to IHS by those payors will be adequate to cover the cost of providing services to covered beneficiaries.

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

     Risk of Adverse Effect of Healthcare Reform. In addition to extensive existing government healthcare regulation, in recent years a number of laws have been enacted which have effected major changes in the healthcare system, both nationally and at the state level. The Balanced Budget Act made numerous changes to the Medicare and Medicaid programs which have significantly impacted the Company and were in large part the cause of the Company's need to file under the bankruptcy laws. The Balanced Budget Act provides, among other things, for a prospective payment system for skilled nursing facilities to be implemented for cost reporting periods beginning on or after July 1, 1998, a prospective payment system for home nursing to be implemented for cost reporting periods beginning on or after October 1, 1999 (subsequently delayed to October 1, 2000), a reduction in current cost reimbursement for home nursing care pending implementation of a prospective payment system, reductions
(effective January 1, 1998) in Medicare reimbursement for oxygen and oxygen equipment for home respiratory therapy and a shift of the bulk of home health coverage from Part A to Part B of Medicare. The Balanced Budget Act also instituted consolidated billing for skilled nursing facility services, under which payments for non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement or under any other contracting or consulting arrangement,  effective  for  items  or  services  furnished on or after July 1,
1997. The inability of IHS to provide inpatient services and/or home respiratory and durable medical equipment services at a cost below the established Medicare fee schedule could have a material adverse effect on IHS' home respiratory and durable medical equipment operations, post-acute care network and business generally. IHS expects that there will continue to be numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including proposals that will further limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals will have on IHS' business. See "-- Reliance on Reimbursement by Third Party Payors." There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company or that payments under governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in healthcare and related industries, including the Company, and may similarly affect the price of the Company's securities in the future. See "-- Uncertainty of Government Regulation."

     With respect to Medicaid, the Balanced Budget Act repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates, and the Company believes many states will move towards a prospective payment type system similar to PPS.

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

     The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark Bills," which prohibit, with limited exceptions, financial relationships between ancillary service providers and referring physicians, and the federal "anti-kickback law," which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Office of Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The Balanced Budget Act contains new civil monetary penalties for violations of these laws and imposes an affirmative duty on providers to insure that they do not employ or contract with persons excluded from the Medicare program. The Balanced Budget Act also provides a minimum 10 year period for exclusion from participation in Federal healthcare programs of persons convicted of a prior healthcare violation. In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. The Company seeks to structure its business arrangements in compliance with these laws and, from time to time, the Company has sought guidance as to the interpretation of such laws; however, there can be no assurance that such laws ultimately will be interpreted in a manner consistent with the practices of the Company.

     In 1995, a major anti-fraud demonstration project, "Operation Restore Trust," was announced by the OIG. A primary purpose for the project was to scrutinize the activities of healthcare providers which are reimbursed under the Medicare and Medicaid programs. Investigative efforts focused on skilled nursing facilities, home health and hospice agencies and durable medical equipment suppliers, as well as several other types of healthcare services.
Operation Restore Trust originally focused on California, Florida, Illinois, New York and Texas, but has now been expanded to all states. This effort is focused on problems with claims for services not rendered or not provided as claimed and claims falsified to circumvent coverage limitations on medical supplies. IHS expects these types of efforts to continue. The OIG has issued, and is expected to continue to issue, special fraud alert bulletins identifying "suspect" characteristics of potentially illegal practices by and illegal arrangements between providers. The bulletins contain "hot-line" numbers and encourage Medicare beneficiaries, healthcare employees, competitors and others to report suspected violations. Enforcement actions could include criminal prosections, suit for civil penalties, and/or exclusion from the Medicare and Medicaid programs.

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

     The Company is a defendant in certain actions or the subject of investigations concerning alleged violations of the False Claims Act or of Medicare regulations. As a result of the Company's financial position during the fourth quarter of 1999, various agencies of the federal government accelerated efforts to reach a resolution of all outstanding claims and issues related to the Company's alleged violation of healthcare statutes and related causes of action. These matters involve various government claims, many of which are of unspecified amounts. Because the government's review of these matters has not been completed, management is unable to assess fully the merits of the government's monetary claims. Based on a preliminary evaluation of the government's estimable claims for which an unfavorable outcome is probable, the Company recorded a $39.5 million accrued liability for such claims as of December 31, 1999. However, the ultimate amount of any future settlement could differ significantly from such provision.

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

     Competition. The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company's ability to compete may be adversely affected by its Bankruptcy Filings. The Company competes on a local and regional basis with other providers on the basis of the breadth and quality of its services, the quality of its facilities and, to a more limited extent, price. The Company also competes with other providers in the acquisition and development of additional facilities and service providers. The Company's current and potential competitors include national, regional and local operators of geriatric care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, retirement centers and other home respiratory care, infusion and durable medical equipment companies and similar institutions, many of which have significantly greater financial and other resources than the Company. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. New service introductions and enhancements, acquisitions, continued industry consolidation and the development of strategic relationships by IHS' competitors could cause a significant decline in sales or loss of market acceptance of IHS' services or intense price competition or make IHS' services noncompetitive. Further, technological advances in drug delivery systems and the development of new medical treatments that cure certain complex diseases or reduce the need for healthcare services could adversely impact the business of IHS. There can be no assurance that IHS will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on IHS' business, financial condition and results of operations. IHS also competes with various healthcare providers with respect to attracting and retaining qualified management and other personnel. Any significant failure by IHS to attract and retain qualified employees could have a material adverse effect on its business, results of operations and financial condition.

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

     Possible Volatility of Securities' Prices. There has been significant volatility in the market price of the Common Stock and the Company's debt securities, and it is likely that the price of these securities will fluctuate in the future. The potential value, if any, of the Common Stock following the Company's reorganization under the bankruptcy laws, quarterly operating results of IHS, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting IHS or its competitors, could cause the market price of the Common Stock and the Company's debt securities to fluctuate substantially. In addition, in recent years the stock market and, in particular, the healthcare industry segment, has experienced significant price and volume fluctuations. This volatility has affected the market price of securities issued by many companies for reasons unrelated to their operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon IHS' business, operating results and financial condition.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company:

               NAME                  AGE                             POSITION
---------------------------------   -----   ----------------------------------------------------------
Robert N. Elkins, M.D. ..........    56     Chairman of the Board,
                                            Chief Executive Officer and President
Stephen P. Griggs ...............    42     President of RoTech Medical Corporation
John F. Heller ..................    41     Executive Vice President and President of Long-Term Care
                                            Division
C. Taylor Pickett ...............    38     Executive Vice President -- Chief Financial Officer
Sally Weisberg ..................    52     Executive Vice President and President of Symphony Health
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

     John F. Heller has been Executive Vice President and President of the Long-Term Care Division of the Company since September 1998. From May 1997 to September 1998, he served as Executive Vice President of Facility Operations, as Senior Vice President -- Facility Operations from November 1996 to May 1997 and as Senior Vice President -- Medical Specialty Operations from May 1994 to May 1997. From February 1991, when he joined IHS, to May 1994 he served as Vice President of Medical Specialty Finance. For seven years prior to joining IHS, Mr. Heller was with the Management Consulting Services group of Ernst & Young, in Columbus, Ohio. Mr. Heller has a Masters in Healthcare Administration and a Masters in Public Policy, both from the Ohio State University. Mr. Heller received a BA in Economics from Denison University.

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

     Sally Weisberg has been Executive Vice President and President of Symphony Health Services Division since August 1997. From November 1994, when Ms.
Weisberg's rehabilitation company, the Rehab People, Inc., was purchased by IHS, to August 1997, Ms. Weisberg served as President of IHS' Rehabilitation Division. Ms. Weisberg served as President of The Rehab People, Inc. from 1989 to November 1994. Prior to founding The Rehab People, Inc., Ms. Weisberg founded Occupational Therapy Associates, a rehabilitation contracting organization. Ms. Weisberg is a magna cum laude occupational therapy graduate of Temple University.

ITEM 2. PROPERTIES

     The Company owns 71 geriatric care facilities with 8,565 licensed beds, leases 219 geriatric care facilities with 25,449 licensed beds and manages 76 geriatric care facilities with 9,878 licensed beds. The leases for the leased facilities have terms of 4 to 25 years, expiring on various dates between 2000 and 2023. The leases generally can be renewed and the Company generally has a right of first refusal to purchase the leased facility. The Company is obligated with respect to many of the leased facilities to pay additional rent in an amount equal to a specified percentage of the amount by which the facility's gross revenues exceed a specified amount (generally based on the facility's gross revenues during its first year of operation). The Company leases its headquarters in Sparks, Maryland under a four year synthetic lease, expiring in July 2003.

     The following table presents certain information regarding the Company's owned, leased and managed service locations as of March 31, 2000.

                                       OWNED                  LEASED                  MANAGED
                               ---------------------- ----------------------- -----------------------     OTHER
                                             LICENSED               LICENSED                LICENSED     SERVICE
             STATE              FACILITIES     BEDS    FACILITIES     BEDS     FACILITIES     BEDS     LOCATIONS(1)
------------------------------ ------------ --------- ------------ ---------- ------------ ---------- -------------
Alabama ......................                               5          550                                 32
Arizona ......................                                                                              18
Arkansas .....................                                                                              24
California ...................                               2          244         2           199         20
Colorado .....................       1           49         10        1,308         1           155         34
Connecticut ..................                                                      3           585          1
Delaware .....................                               1          153
District of Columbia .........                                                                               3
Florida ......................      13        1,977         25        3,080        16         1,868         82
Georgia ......................       2          304         24        3,015         2           190         51
Idaho ........................                                                                               7
Illinois .....................       1          165          1           55         1           150         28
Indiana ......................                               1          147                                 22
Iowa .........................       2          221          5          352                                 24
Kansas .......................       4          314          5          621                                 18
Kentucky .....................                               1           98                                 30
Louisiana ....................       2          235         15        1,694         2           240         22
Maine ........................                                                                               5
Maryland .....................                                                                               3
Massachusetts ................       1          122          6          883                                  2
Michigan .....................       3          449          4          597         1            99         30
Minnesota ....................                                                                              21
Mississippi ..................                                                      4           536         28
Missouri .....................       1          114          4          548         1           176         25
Montana ......................                                                                              16
Nebraska .....................      14          841          2          119                                  4
Nevada .......................       2          369         11        1,488                                 17
New Hampshire ................       1          112                                 2            88          3
New Jersey ...................                               1           64                                 14
New Mexico ...................       1          113         24        2,357         1            85         21
New York .....................                                                                              11
North Carolina ...............       2          275          9        1,083                                 46
North Dakota .................                                                                               2
Ohio .........................       1          100         17        1,655        17         1,846         42
Oklahoma .....................                               2          161         1           106         22
Oregon .......................                                                                               3
Pennsylvania .................       2          379          8        1,094         5           897         57
South Carolina ...............       2          164         12        1,324                                 23
South Dakota .................                                                                               7
Tennessee ....................                               1          124                                 23
Texas ........................      16        2,262         17        1,903        17         2,658         82
Utah .........................                                                                               7
Virginia .....................                               1          111                                 12
Washington ...................                               1          150                                 11
West Virginia ................                               1          125                                 11
Wisconsin ....................                               1          115                                 12
Wyoming ......................                               2          231                                 21
                                                            --        -----                                 --
Total ........................      71        8,565        219       25,449        76         9,878        997
                                    ==        =====        ===       ======        ==         =====        ===

----------
(1) Represents locations within the state from which the Company offers home respiratory services (774 service locations), hospice services (9 service locations), contract rehabilitation and respiratory services (159 service locations), mobile diagnostic services (23 service locations, including 15 fixed lithotripsy service locations) and medical products services (2 service locations). In addition, other service locations includes 17 specialty hospitals, 5 assisted living facilities and 8 specialty clinics. The majority of these facilities are leased. Substantially all of these service locations are small agencies which are administrative in function, with substantially all healthcare services being provided at the patient's home or in a geriatric care facility, rather than the service location. The only exceptions are the 15 fixed lithotripsy centers, 5 assisted living facilities, 8 specialty clinics, 17 specialty hospitals and 9 hospice facilities, where services are provided at the locations.

Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases. The Company is in the process of analyzing and reviewing its lease portfolio. The Company expects to terminate certain leases and/or seek rent relief for certain facilities.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings that are incidental to the conduct of its business. Other than the Bankruptcy Filings, the Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                          PRICE RANGE OF COMMON STOCK

     The Common Stock was traded on the New York Stock Exchange under the symbol "IHS" through December 22, 1999, when trading in the Company's Common stock was suspended on the NYSE. On January 5, 2000, the Common Stock commenced trading on the over-the-counter bulletin board ("OTCBB") under the symbol "IHSV". The following table sets forth for the periods indicated the high and low last reported sale prices for the Common Stock as reported by the New York Stock Exchange.

                                      HIGH          LOW
                                  -----------   -----------
  CALENDAR YEAR 1998
  First Quarter ...............     $39 5/16     $28 1/4
  Second Quarter ..............      39 3/8       35
  Third Quarter ...............      37 3/8       16 13/16
  Fourth Quarter ..............      17            9 1/2

                                     HIGH         LOW
                                  ----------   ---------

  CALENDAR YEAR 1999
  First Quarter ...............     $14 5/8      $5 1/2
  Second Quarter ..............       8 5/16      3 5/8
  Third Quarter ...............       7 3/4       1 1/2
  Fourth Quarter ..............       1 5/8         1/64

     As of March 15, 2000, there were approximately 1,600 record holders of the Common Stock.

     As a result of the Bankruptcy Filings, the Company anticipates that its currently outstanding Common Stock will have no value following the Company's reorganization under the bankruptcy Laws.

     In 1997 the Company declared a cash dividend of $0.02 per share. IHS does not expect to pay cash dividends on its Common Stock in the foreseeable future
 . The Company's secured super priority debtor in possession credit agreement prohibits the payment of dividends. The Company's term loan and revolving credit facility prohibits the payment of dividends without the consent of the
lenders,   and   the  indentures  under  which  the  Company's  10  1/4%  Senior
Subordinated Notes due 2006, 9 1/2% Senior Subordinated Notes due 2007 and 9 1/4% Senior Subordinated Notes due 2008 limit the payment of dividends unless certain financial tests are met.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data set forth below for each of the years in the five-year period ended December 31, 1999 and as of the end of each of such periods have been derived from the Consolidated Financial
Statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998 and 1999 and for each of the years in the three year period ended December 31, 1999, and the independent auditors' report thereon, are included elsewhere herein.

                                                                   YEARS ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                       1995          1996
                                                                  ------------- -------------
                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                      AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA (1):
Total revenues ..................................................  $1,099,203    $1,203,626
                                                                   ----------    ----------
Cost and expenses:
 Operating, general and administrative expenses (including rent)      933,203     1,013,141
 Depreciation and amortization ..................................      38,963        37,223
 Interest, net ..................................................      38,942        59,826
 Provision for settlement of government claims(2) ...............          --            --
 Reorganization costs ...........................................          --            --
 Loss from impairment of long-lived assets and other non-
  recurring charges (income)(3) .................................     132,960       (17,976)
                                                                   ----------    ----------
  Earnings (loss) from continuing operations before equity in earnings of affiliates, income taxes, extraordinary items
   and cumulative effect of accounting change ...................     (44,865)      111,412
Equity in earnings of affiliates ................................       1,443           828
                                                                   ----------    ----------
  Earnings (loss) from continuing operations before income
   taxes, extraordinary items and cumulative effect of ac-
   counting change ..............................................     (43,422)      112,240
Income tax provision (benefit) ..................................     (16,717)       64,008
                                                                   ----------    ----------
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ........     (26,705)       48,232
Earnings (loss) from discontinued operations (net of tax)(4) ....         716          (467)
                                                                   ----------    ----------
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change ..................................     (25,989)       47,765
Extraordinary items(5) ..........................................      (1,013)       (1,431)
                                                                   ----------    ----------
  Earnings (loss) before cumulative effect of accounting change       (27,002)       46,334
Cumulative effect of accounting change(6) .......................          --            --
                                                                   ----------    ----------
  Net earnings (loss) ...........................................  $  (27,002)   $   46,334
                                                                   ==========    ==========
Per Common Share(7):
 Basic:
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ........  $    (1.24)   $     2.14
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change ..................................       (1.21)         2.12
  Earnings (loss) before cumulative effect of accounting change         (1.26)         2.06
  Net earnings(loss) ............................................  $    (1.26)   $     2.06
 Diluted:
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ........  $    (1.24)   $     1.84
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change ..................................       (1.21)         1.83
  Earnings (loss) before cumulative effect of accounting change         (1.26)         1.78
  Net Earnings (loss) ...........................................  $    (1.26)   $     1.78

Weighted average number of common shares outstanding(7)(8).......
  Basic .........................................................      21,463        22,529
  Diluted .......................................................      21,463        31,564

                                                                           YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                       1997          1998           1999
                                                                  ------------- ------------- ---------------
                                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                                    AMOUNTS)
STATEMENT OF OPERATIONS DATA (1):
Total revenues ..................................................  $1,402,628    $2,972,186    $  2,559,299
                                                                   ----------    ----------    ------------
Cost and expenses:
 Operating, general and administrative expenses (including rent)    1,092,472     2,345,184       2,162,612
 Depreciation and amortization ..................................      56,162       156,719         193,202
 Interest, net ..................................................      94,880       238,647         320,923
 Provision for settlement of government claims(2) ...............          --            --          39,500
 Reorganization costs ...........................................          --            --           8,296
 Loss from impairment of long-lived assets and other non-
  recurring charges (income)(3) .................................     123,456            --       2,076,332
                                                                   ----------    ----------    ------------
  Earnings (loss) from continuing operations before equity in earnings of affiliates, income taxes, extraordinary items
   and cumulative effect of accounting change ...................      35,658       231,636      (2,241,566)
Equity in earnings of affiliates ................................          88           384           2,208
                                                                   ----------    ----------    ------------
  Earnings (loss) from continuing operations before income
   taxes, extraordinary items and cumulative effect of ac-
   counting change ..............................................      35,746       232,020      (2,239,358)
Income tax provision (benefit) ..................................      33,238        95,128           9,764
                                                                   ----------    ----------    ------------
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ........       2,508       136,892      (2,249,122)
Earnings (loss) from discontinued operations (net of tax)(4) ....     (13,631)     (204,870)             --
                                                                   ----------    ----------    ------------
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change ..................................     (11,123)      (67,978)     (2,249,122)
Extraordinary items(5) ..........................................     (20,552)           --           9,195
                                                                   ----------    ----------    ------------
  Earnings (loss) before cumulative effect of accounting change       (31,675)      (67,978)     (2,239,927)
Cumulative effect of accounting change(6) .......................      (1,830)           --              --
                                                                   ----------    ----------    ------------
  Net earnings (loss) ...........................................  $  (33,505)   $  (67,978)   $ (2,239,927)
                                                                   ==========    ==========    ============
Per Common Share(7):
 Basic:
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ........  $     0.09    $     2.83    $     (45.05)
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change ..................................       (0.39)        (1.40)         (45.05)
  Earnings (loss) before cumulative effect of accounting change         (1.12)        (1.40)         (44.87)
  Net earnings(loss) ............................................  $    (1.19)   $    (1.40)   $     (44.87)
 Diluted:
  Earnings (loss) from continuing operations before extraordi-
   nary items and cumulative effect of accounting change ........  $     0.33    $     2.56    $     (45.05)
  Earnings (loss) before extraordinary items and cumulative
   effect of accounting change ..................................       (0.02)        (1.08)         (45.05)
  Earnings (loss) before cumulative effect of accounting change         (0.55)        (1.08)         (44.87)
  Net Earnings (loss) ...........................................  $    (0.60)   $    (1.08)   $     (44.87)

Weighted average number of common shares outstanding(7)(8).......
  Basic .........................................................      28,253        48,446          49,924
  Diluted .......................................................      38,899        56,257          49,924


                                                                                    DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                         1995           1996           1997           1998             1999
                                                     ------------   ------------   ------------   ------------   ---------------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and temporary investments ...................    $   38,499     $   37,530     $   68,375     $   44,219     $     60,948
Working capital (deficit)(9) .....................       127,214         97,129         43,357        341,200       (3,055,429)
Total assets .....................................     1,423,749      1,792,677      5,002,152      5,393,128        3,379,080
Long-term debt, including current portion (9).....       769,948      1,032,529      3,219,481      3,382,937        3,687,515
Stockholders' equity (deficit) ...................       431,528        534,865      1,088,161      1,331,965         (937,075)

----------
(1) The Company has grown substantially through acquisitions and the opening of MSUs, which acquisitions and MSU openings materially affect the comparability of the financial data reflected herein. In addition, IHS sold its pharmacy division in 1996; a majority interest in its assisted living services subsidiary ("LLC") in October 1996 (the "ILC Offering") and the remaining interest in ILC in July 1997 (the "ILC Sale"); its physician practice and outpatient clinic operations in 1998 and its infusion business in 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History."

(2) As a result of the Company's financial position during the fourth quarter of 1999, various agencies of the federal government accelerated efforts to reach a resolution of all outstanding claims and issues related to the Company's alleged violation of healthcare statutes and related causes of action. These matters involve various government claims, many of which are of unspecified amounts. Because the government's review of these matters has not been completed, management is unable to assess fully the merits of the government's monetary claims. Based on a preliminary evaluation of the government's estimable claims, for which an unfavorable outcome is probable the Company recorded a $39.5 million accrued liability for such claims as of December 31, 1999. However, the ultimate amount of any future settlement could differ significantly from such provision.

(3) In 1995, consists of (i) expenses of $1,939,000 related to the merger with IntegraCare, (ii) a $21,915,000 loss on the write-off of accrued management fees ($8,496,000), loans ($11,097,000) and contract acquisition costs ($2,322,000) related to the Company's termination of its agreement, entered into in January 1994, to manage 23 long-term care and psychiatric facilities owned by Crestwood Hospital, (iii) the write-off of $25,785,000 of deferred pre-opening costs resulting from a change in accounting estimate regarding the future benefit of deferred pre-opening costs and
     (iv) a loss of $83,321,000 resulting from the Company's election in December 1995 of early implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In 1996, consists primarily of (i) a gain of $34,298,000 from the sale of its pharmacy division, (ii) a loss of $8,497,000 from the sale of shares in its assisted living services subsidiary, and (iii) a $7,825,000 loss on write-off of accrued management fees and loans resulting from the Company's termination of its ten year management contract with All Seasons, originally entered into during September 1994. Because IHS' investment in the Capstone common stock received in the sale of its pharmacy division had a very small tax basis, the taxable gain on the sale significantly exceeded the gain for financial reporting purposes, thereby resulting in a disproportionately higher income tax provision related to the sale. In 1997, consists primarily of (i) a gain of $7,580,000 realized on the shares of Capstone common stock received in the sale of its pharmacy division,
     (ii) the write-off of $6,555,000 of accounting, legal and other costs resulting from the proposed merger transaction with Coram Healthcare Corporation, (iii) the payment to Coram of $21,000,000 in connection with the termination of the proposed merger transaction with Coram, (iv) a gain of $3,914,000 from the ILC Sale, (v) a loss of $4,750,000 resulting from termination payments in connection with the RoTech Acquisition and (vi) loss of $102,645,000 resulting from its plan to dispose of certain non-strategic assets to allow the Company to focus on its core operations. In 1999, consists primarily of (i) a loss on impairment of long-lived assets of $1,641,487,000, (ii) a loss of $383,846,000 from the sale of the Company's infusion business, (iii) a loss of $21,754,000 in connection with the closure of certain diagnostic operations, (iv) a loss of $10,865,000 from abandoned and terminated computer systems, (v) a loss of $7,020,000 on the termination of its proposed sale of RoTech, (vi) a loss of $9,195,000 from the settlement of notes receivable, and (vii) $2,165,000 of other charges. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History" and "-- Results of Operations" and Notes 1(g), 1(k) and 20 of Notes to Consolidated Financial Statements.

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

(5) In 1995, the Company recorded a loss on extinguishment of debt of $1,647,000 relating primarily to prepayment charges and the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $634,000, is presented for the year ended December 31, 1995 as an extraordinary loss of $1,013,000. In 1996, the Company recorded a loss on extinguishment of debt of $2,327,000, relating primarily to the write-off of deferred financing costs. Such loss, reduced by the related income tax effect of $896,000, is presented in the statement of operations for the year ended December 31, 1996 as an extraordinary loss of $1,431,000. In 1997, IHS recorded a loss on extinguishment of debt of $33,692,000, representing approximately (i) $23,554,000 of cash payments for premium and consent fees relating to the early extinguishment of $214,868,000 aggregate principal amount of IHS' senior subordinated notes and (ii) $10,138,000 of deferred financing costs written off in connection with the early extinguishment of such debt and the Company's revolving credit facility. Such loss, reduced by the related income tax effect of $13,140,000, is presented in the statement of operations for the year ended December 31, 1997 as an extraordinary loss of $20,552,000. In October 1999, B&G Partners Limited Partnership transferred 9 1/4% Senior Notes, 10 1/4% Senior Notes and 5 3/4% Senior Debentures (collectviely referred to as "Senior Notes") with a face value of approximately $3,345,000, $6,050,000 and $1,091,000, respectively, to IHS in satisfaction of its obligation to the Company pursuant to a promissory note dated December 10, 1993 in the amount of $10,486,000. On the date of transfer to IHS, the Senior Notes had a fair market value of approximately $1,291,000. As a result, the Company recorded a loss on settlement of notes receivable, (which has been reflected as a non-recurring charge), and a gain on extinguishment of debt, (which has been reflected as an extraordinary item), of approximately $9,195,000 in 1999.

(6) Represents the write-off, net of income tax benefit, of the unamortized balance of costs of business process reengineering and information technology projects. See Note 21 of Notes to Consolidated Financial Statements.

(7) The share and per share information for the years ended December 31, 1995 and 1996 have been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128,
     "Earnings per Share," which was adopted by the Company effective with its financial statements for the year ended December 31, 1997. See Notes 1(m) and 13 of Notes to Consolidated Financial Statements. The diluted weighted average number of common shares outstanding for the years ended December 31, 1996, 1997 and 1998 includes the assumed conversion of the convertible subordinated debentures into IHS Common Stock. Additionally, interest expense and amortization of underwriting costs related to such debentures are added, net of tax, to income for the purpose of calculating diluted earnings per share. Such amounts aggregated $9,888,000, $10,216,000 and $7,396,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The diluted weighted average number of common shares outstanding for the years ended December 31, 1995 and 1999 does not include the assumed conversion of the convertible subordinated debentures or the related interest expense and underwriting costs, as such conversion would be anti-dilutive.

(8) The effect of dilutive securities for the years ended December 31, 1995 and 1999 have been excluded because the effect is anti-dilutive.

(9) Due to the failure to make payments and comply with certain covenants, the Company is in default of substantially all its long-term debt obligations. As a result these obligations are classified as current liabilities at December 31, 1999.

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

     IHS presently operates 366 geriatric care facilities (290 owned or leased and 76 managed), 17 specialty hospitals and nine hospice facilities. The Company provides a wide range of basic medical and subacute care services as well as a comprehensive array of respiratory, physical, speech, occupational and physiatric therapy in all its geriatric care facilities. The Company has over 2,000 contracts to provide services, primarily physical, occupational, speech and respiratory therapies, to third-party skilled nursing facilities, subacute care centers, assisted living facilities, hospitals and other locations. IHS also provides mobile diagnostics such as portable x-ray and EKG to patients in geriatric care facilities and other settings, lithotripsy services on an outpatient basis, as well as diversified home respiratory care and other pharmacy-related services and durable medical equipment products from approximately 800 primarily non-urban locations in 44 states.

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

     IHS receives payments for services rendered to patients from private insurers and patients themselves, from the Federal government under Medicare, and from the states in which certain of its facilities are located under
Medicaid. The sources and amounts of the Company's patient revenues are determined by a number of factors, including licensed bed capacity of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Changes in the mix of IHS' patients among the private pay, Medicare and Medicaid categories can significantly affect the profitability of the Company's operations. Historically, the Company derived higher revenue from providing specialized medical services than routine inpatient care. Generally, private pay patients are the most profitable and Medicaid patients are the least profitable. IHS also contracts with private payors, including health maintenance organizations and other managed care organizations, to provide certain healthcare services to patients for a set per diem payment for each patient. There can be no assurance that the rates paid to IHS by these payors will be adequate to cover the cost of providing services to covered beneficiaries. The Balanced Budget Act made numerous changes to the Medicare and Medicaid programs which have significantly and adversely impacted the Company.

     Until the implementation of the prospective payment system, which was completed for IHS' facilities on June 1, 1999, Medicare reimbursed the skilled nursing facility based on a reasonable cost standard. With certain exceptions, payment for skilled nursing facility services was made prospectively, with each facility receiving an interim payment during the year for its expected reimbursable costs. The interim payment was later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility was also subject to limits on reimbursement for routine costs. Exceptions to these limits were available for, among other things, the provision of atypical services. The Company's cost of care for its subacute care patients generally exceeded regional reimbursement limits established under Medicare, and IHS submitted waiver requests to recover these excess costs. To date, the Company's final rates as approved by HCFA represented approximately 90% of the requested rates as submitted in the waiver requests. There can be no assurance, however, that IHS will be able to recover its excess costs under any waiver requests.

     The Balanced Budget Act mandated the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facility services, under which facilities are paid a fixed fee for virtually all covered services. PPS is being phased in over a four-year period, effective January 1, 1999 for IHS' owned and leased skilled nursing facilities other than the facilities acquired in the Facility Acquisition, which facilities became subject to PPS on June 1, 1999. Prospective payment for facilities managed by IHS became effective for each facility at the beginning of its first cost reporting period on or after July 1, 1998. During the first three years, payments will be based on a blend of the facility's historical costs (based largely on the facility's costs for the services it provided to Medicare beneficiaries in the 1994-1995 base year) and federal costs. Thereafter, the per diem rates will be based 100% on federal costs. Facilities that did not receive any Medicare payments prior to October 1, 1995 are reimbursed 100% based on the federal per diem rates. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate covers (i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services previously covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs. The Company's ability to offer the ancillary services required by higher acuity patients, such as those in its subacute care programs, in a cost-effective manner will be critical to the Company's success and will affect the profitability of the Company's Medicare patients. To date the per diem reimbursement rates have generally been less than the amount the Company received on a daily basis under cost-based reimbursement, particularly in the case of higher acuity patients. As a result, PPS has to date had a material adverse impact on IHS' results of operations and financial condition. In November 1999, the acuity adjusted PPS rates for specified acuity categories were temporarily increased in an attempt to mitigate some of the adverse effects of the Balanced Budget Act pending refinement to PPS rates to better account for medically complex patients.

     Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to qualifying needy individuals. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits. The Balanced Budget Act also contains changes to the Medicaid program, the most significant of which is the repeal of the Boren Amendment. The Boren Amendment required state Medicaid programs to pay rates that are reasonable and adequate to meet the costs that must be incurred by a nursing facility in order to provide care and services in compliance with applicable standards. By repealing the Boren Amendment, the Balanced Budget Act eases the impediments on the states' ability to reduce their Medicaid reimbursement for such services and, as a result, states now have considerable flexibility in establishing payment rates. Texas has now adopted a case-mix prospective payment system similar to the Medicare PPS, and the Company expects additional states will move in this direction. IHS is unable to predict what effect such changes will have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

     Under PPS, the reimbursement for rehabilitation therapy services provided to nursing facility patients is a component of the total reimbursement to the nursing facility allowed per patient. Medicare pays the skilled nursing facility directly for all rehabilitation services and the outside suppliers of such services to residents of the skilled nursing facility must collect payment from the skilled nursing facility. Effective January 1, 1999 a per beneficiary limit of $1,500 applies to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services); this $1,500 cap was temporarily suspended for the two year period beginning January 1, 2000. Additionally, effective January 1, 1999, Medicare Part B therapy services are no longer being reimbursed on a cost basis; rather, payment for each service provided is based on fee screen schedules published in November 1998. As a result of the implementation of PPS, the Company has to date experienced a substantial reduction in demand for and reduced operating margins from, therapy services it provides to third parties, because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services and/or providing such services with their own personnel.

     Prior to the implementation of PPS, Medicare covered and paid for rehabilitation therapy services furnished in facilities in various ways. For rehabilitation services provided directly, specific guidelines existed for evaluating the reasonable cost of physical therapy, occupational therapy and speech language pathology services. Medicare applied salary equivalency guidelines in determining the reasonable cost of physical therapy and respiratory services, which is the cost that would be incurred if the therapist was employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Until April 1, 1998, Medicare paid for occupational therapy and speech language pathology services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. In January 1998, HCFA issued rules applying salary equivalency limits to certain speech and occupational therapy services and revised existing physical and respiratory therapy limits. The new limits were effective for services provided on or after April 1, 1998 until nursing facilities transitioned to PPS. IHS' gross margins for services reimbursed under the salary equivalency guidelines were significantly less than services reimbursed under the "prudent buyer" rule.

     The  Medicare  program  reimburses  IHS'  home respiratory care and durable medical equipment services and reimbursed home infusion services, under a charge-based system, pursuant to which the Company receives either a fixed fee for a specific service or product or a fixed per diem amount for providing certain services. The Balanced Budget Act reduced Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998 to 75% of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999 and each subsequent year thereafter are reduced to 70% of the fee schedule amounts in effect during 1997. The
Balanced Budget Act freezes the Consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1998 through 2002 while limiting fees for parenteral and enteral nutrients, supplies and equipment to 1995 reasonable charge levels over the same period. The Balanced Budget Act reduces payment amounts for covered drugs and biologicals to 95% of the average wholesale price of such covered items for each of the years 1998 through 2002. The Balanced Budget Act authorizes the Department of Health and Human Services ("HHS") to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The Balanced Budget Act also includes provisions designed to reduce healthcare fraud and abuse, including a surety bond requirement for durable medical equipment providers.

     The Medicare program reimbursed the Company's home nursing services (which was discontinued in 1998) on a cost-based system, under which IHS was reimbursed at the lowest of IHS' reimbursable costs (based on Medicare regulations), cost limits established by HCFA or IHS' charges. The Balanced Budget Act reduced current cost reimbursement for home nursing care pending implementation of a prospective payment system, which the BBA mandated be implemented for cost reporting periods beginning on or after October 1, 1999 (which date was subsequently extended to October 1, 2000). This postponement of implementation of a prospective payment system for home nursing and the reduction in cost reimbursement resulted in IHS' decision in 1998 to exit the home nursing business.

     The Company expects that both third party and governmental payors will continue to undertake cost containment measures designed to limit payments made to healthcare providers such as IHS. Furthermore, government programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to facilities managed and operated by IHS. There can be no assurance that payments under governmental and third-party private payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the operating and other costs allocable to patients participating in such programs. In addition, there can be no assurance that facilities owned, leased or managed by IHS now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company has been and may continue to be, adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the Federal and state budget deficits, there have been, and IHS expects that there will continue to be, a number of additional proposals to limit Medicare and Medicaid reimbursement for healthcare services. The Company cannot at this time predict whether this legislation or any other legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on IHS. See "Item
1. Business -- Government Regulation" and "-- Cautionary Statements -- Risk of Adverse Effect of Healthcare Reform."

DISCONTINUED OPERATIONS

     Home nursing is the largest, the most labor-intensive and generally the least profitable segment of the home healthcare market. IHS exited this business in late 1998. Home nursing services provided by IHS ranged from skilled care provided by registered and other nurses, typically for those recently discharged from hospitals, to unskilled services delivered by home health aides for those needing help with the activities of daily living. Home nursing also included physical, occupational and speech therapy, as well as social worker services. The Medicare program reimbursed the Company's home nursing services on a cost-based system, under which IHS was reimbursed at the lowest of IHS' reimbursable costs (based on Medicare regulations), cost limits established by HCFA or IHS' charges. Although IHS substantially expanded its home nursing services through acquisitions in 1996 and 1997, the delay in implementation of a prospective payment system for Medicare home nursing until after October 1, 2000 and a reduction in current cost reimbursement adversely affected the Company's financial performance and resulted in the Company's decision in the third quarter of 1998 to exit the home health nursing business.

BANKRUPTCY FILING

     On February 2, 2000, the Company and substantially all of its subsidiaries filed voluntary petitions (the "Bankruptcy Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code. The Company's need to seek relief under the Bankruptcy Code is due, in part, to the significant financial pressure created by the Balanced Budget Act and its implementation, which, among other things, changed Medicare reimbursement for nursing facilities from a cost-based retrospective reimbursement system to a prospective payment system. The per diem reimbursement rates under PPS were significantly lower than anticipated by the industry, and generally have been less than the amount the Company's facilities received on a daily basis under cost-based reimbursement. Moreover, since IHS treats a greater percentage of higher acuity patients than many nursing facilities, IHS has also been adversely affected because the federally established per diem rates do not adequately compensate the Company for the additional expenses of caring for such patients. In addition, the implementation of PPS has resulted in a greater than expected decline in demand for the Company's therapy services. The changes in Medicare reimbursement resulting from the Balanced Budget Act have had a material adverse effect on the Company, rendering IHS unable to service its debt obligations to its senior lenders and subordinated noteholders while at the same time meeting its operating expenses. The Company hopes to use the Bankruptcy Filings to restructure its capital structure to better position the Company to address the changed economics resulting from the implementation of the Balanced Budget Act. The Balanced Budget Act has also materially adversely affected the Company's competitors, several of which have also filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Filings and circumstances relating to this  event,  including  the  Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Financing Agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

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

     In December 1990, the Company acquired leasehold interests in four geriatric care facilities having 328 beds and received by assignment management agreements covering 12 facilities having 1,403 beds. On July 24, 1990, the Company assumed the management of 14 of these 16 facilities and, subsequent to July 24, 1990, assumed the management of the remaining two facilities, pending the consummation of the acquisition. In 1991 the owners of four of these managed facilities terminated the Company's management agreement for those facilities. During the six months ended December 31, 1990 the Company opened four MSU programs totalling 71 beds.

     In December 1991, the Company leased two geriatric care facilities having a total of 258 beds. The Company also opened six MSU programs totalling 106 beds.

     During 1992, the Company expanded its MSU focus by opening thirteen MSU programs totaling 250 beds at its facilities, expanding seven MSU programs by 61 beds and converting its neuro-rehabilitation MSU program for the treatment of patients with traumatic brain injury, which was operated in conjunction with HEALTHSOUTH, to a 16 bed complex care MSU program. Also the Company expanded by acquiring one geriatric care facility with a total of 120 beds, leasing five facilities having a total of 640 beds and entering into thirteen management contracts having a total of 1,481 beds. The total cost of the aforementioned acquisitions was approximately $13.9 million, which includes all costs to secure the facility or leasehold interest. None of the acquisitions were individually significant and all were financed with cash flow from operations and borrowings under the Company's line of credit.

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

     In February 1994, the Company entered into management agreements to manage, on an interim basis, eight geriatric care facilities, aggregating 1,174 beds, in Delaware, Massachusetts, New Jersey and Pennsylvania previously operated by IFIDA Health Care Group Ltd. ("IFIDA"). Upon the earlier of the completion by the owners of the eight facilities of the refinancing of certain debt or May 18, 1995, IHS was obligated to lease and operate these facilities, and was granted an option to purchase any or all of these facilities. Five of these facilities were subsequently leased by the Company in July 1994 and one management agreement for a facility was terminated in August 1994. The remaining two facilities were leased in 1995. The annual lease payments for these facilities currently total $4.9 million. The purchase price per facility is equal to the greater of its fair market value or its allocable percentage (as agreed to by the parties) of $59.5 million ($57 million if the option is exercised prior to the seventh year of the lease). The Company has to date made purchase option deposits aggregating $6.5 million with respect to these facilities, and is obligated to make additional purchase option deposits aggregating $500,000 during each year of the agreement. IHS has agreed to loan the owners of the eight facilities an aggregate of up to $3.5 million for working capital purposes, and issued to the owners of the eight facilities an aggregate of 90,000 shares of Common Stock.

     In May 1994, the Company sold its 49% interest in two separate joint ventures formed with Sunrise Terrace, Inc. ("Sunrise") to develop and operate two assisted living facilities. Each facility was to be managed by Sunrise; Sunrise had a 51% interest in, and the Company had a 49% interest in, the venture's capital, earnings and losses. Sunrise had an option to purchase the Company's interest in either venture at any time, and the Company had a right to require Sunrise to purchase the Company's interest in the Fairfax, Virginia venture. The assisted living facility in Fairfax, Virginia opened in October 1990; the second facility was being constructed in Bound Brook, New Jersey at the time of sale.

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

     As of August 31, 1994 the Company entered into a Facilities Agreement, Lease Agreement and certain other agreements with Litchfield Asset Management Corp. ("LAM") pursuant to which it leased, effective September 1, 1994, on a triple net basis, 43 geriatric care facilities (consisting of 41 skilled nursing facilities and two retirement centers), including two facilities previously leased and two facilities previously managed by the Company (the "LPIMC Facilities"), aggregating approximately 5,400 beds located in 12 states. The Company and Litchfield Investment Company, L.L.C., the successor to LAM ("LIC"), subsequently amended and restated these agreements effective October 1, 1997. The Company's current annual lease payments are approximately $13.7 million, based upon the annual debt service of monies borrowed by LIC to refinance the LPIMC Facilities. In addition, the Company made refundable lease deposits aggregating $37.4 million, and will make additional refundable deposits during the initial term (including any extension thereof) of the leases aggregating approximately $4 million per annum. Rent payments are subject to escalation commencing October 1998 in an amount equal to two percent (three percent if the Company elects to pay such increase in shares of the Company's Common Stock) of the net annual incremental revenues of the LPIMC Facilities (subject to certain maximums). The leases have initial terms of eleven years, subject to renewal by the Company for one additional period of seven years and three additional periods of five years each, and the Company has guaranteed all lease payments. The Company has also received options to purchase each of the LPIMC Facilities, at any time after nine months prior to the end of the fourth lease year, for a purchase price that will represent (i) during the fourth through tenth years following the lease commencement date, such facility's allocable percentage of the total amount of $343 million (to be increased annually after the fifth year by the rate of increase in the consumer price index) and (ii) beginning in the twelfth year following the lease commencement date, the greater of (a) fair market value, (b) 125% of the release cost of the monies borrowed by LIC which are applicable to such facility or (c) five times the contribution margin of such facility. The Company loaned LIC's principal stockholders an aggregate of $3 million. In addition, the Company issued LAM warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $31.33 per share, and has granted LAM "piggy-back" registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants. The Company has agreed to issue up to an additional 50,000 shares of Common Stock if the leases are terminated prior to October 1, 2006. The agreement with LAM requires that the Company meet certain financial tests. IHS has sublet three of these facilities, two to Integrated Living Communities, Inc. ("ILC"), formerly the Company's wholly-owned assisted living services subsidiary and one to Peak Medical, Inc.

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

     In March 1995, the Company entered into a management agreement to manage 34 geriatric care facilities in Texas, California, Florida, Nevada and Mississippi (the "Preferred Care Facilities"), of which three have been purchased by IHS and 19 have been terminated. The management agreement has a term of ten years and provides for payments to the Company based upon a percentage of adjusted gross revenues and adjusted earnings before interest, taxes, depreciation and amortization of the Preferred Care Facilities. The Company has also been granted an option to purchase the Preferred Care Facilities, between March 29, 1996 and the date of the termination of the management agreement, for $80 million net of purchase option deposits plus adjustments for inflation. The Company has paid non-refundable purchase option deposits of $11.9 million and refundable purchase option deposits of $9.0 million which will be applied against the purchase price if the Company elects to acquire the facilities.

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

     On September 25, 1997, the Company acquired, through a cash tender offer and subsequent merger, Community Care of America, Inc. ("CCA") for a purchase price of approximately $34.3 million in cash. In addition, in connection with the CCA Acquisition IHS repaid approximately $58.5 million of indebtedness assumed in the CCA Acquisition (including restructuring fees of $4.9 million) and assumed approximately $17.3 million of indebtedness. CCA develops and operates skilled nursing facilities in medically underserved rural communities. CCA operated 53 licensed long-term care facilities with 4,390 licensed beds (of which nine facilities were subsequently sold), one rural healthcare clinic, two outpatient rehabilitation centers (one of which was subsequently sold), one child day care center and 124 assisted living units within seven of the facilities which CCA operates. CCA operated in Alabama, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Maine, Missouri, Nebraska, Texas and Wyoming.

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

     In January 1998, IHS formed Lyric Health Care LLC, a limited liability company ("Lyric"), and transferred five geriatric care facilities to Lyric, which then sold the five facilities to Omega Healthcare Investors, Inc. ("Omega"), a publicly-traded real estate investment trust, for approximately $44.5 million. Lyric immediately leased back the five facilities from Omega. IHS manages the facilities for Lyric, pursuant to which it receives 4% of the facilities' revenues as well as an incentive fee equal to 70% of Lyric's excess cash flow (which is generally defined as Lyric's gross revenues less operating expenses including the base management fee and rent). In a related transaction Lyric in February 1998 sold a 50% membership interest to TFN Healthcare Investors, Inc. ("TFN Healthcare"), an entity controlled by Timothy Nicholson, a director of the Company, for $1.0 million. As a result, IHS now owns a 50% interest in Lyric. Mr. Nicholson is the Managing Director of Lyric. The Company recorded a $2.5 million loss on the sale of these facilities in 1997.

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

     Effective January 1, 1999, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") sold 27 long-term care facilities and five specialty hospitals to Monarch Properties, LP ("Monarch LP"), a newly formed private company, for approximately $131.2 million in net cash proceeds plus contingent earn-out payments of up to a maximum of $67.6 million. The contingent earn-out payments will be paid to the Company by Monarch LP upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch LP, with the amount of the earn-out payments determined in accordance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch LP. Dr. Robert N. Elkins, Chairman of the Board, Chief Executive Officer and President of the Company, beneficially owns 28.6% of Monarch LP and is the Chairman of the Board of Managers of Monarch Properties, LLP, the parent company of Monarch LP. After the sale of the facilities to Monarch LP, the Company retained the working capital of the Lyric subsidiaries and transferred the stock of each of the Lyric Subsidiaries to Lyric. Monarch LP then leased all of the facilities back to the Lyric Subsidiaries under a long-term master lease. The Company is managing these facilities for Lyric pursuant to the above-described agreements with Lyric. The Company has accounted for the sale to Monarch as a financing.

     In January 1999, the Company acquired SunCoast of Manatee, Inc., a skilled nursing facility in Florida. The total purchase price was approximately $11.9 million.

     In August 1999, the Company acquired a leasehold interest in 14 skilled nursing facilities in Florida having a total of 1,862 beds from Florida Convalescent Centers, Inc.

     In September 1999, the Company sold its Jacksonville, Florida nursing facility to Monarch LP for net proceeds of $3.7 million. Monarch LP then leased this facility to a subsidiary of Lyric, which the Company is currently managing. The Company has accounted for the sale to Monarch as a financing.

     Service Provider Acquisitions

     During 1993, the Company began to implement its strategy of expanding the range of related services it offers directly to its patients in order to serve the full spectrum of patient needs following acute hospitalization. As a result, the Company is now able to offer directly to its patients, rather than through third-party providers, home respiratory care, rehabilitation (physical, occupational and speech), lithotripsy, and mobile x-ray and electrocardiogram and similar services.

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

     In July 1993, Comprehensive Post Acute Services, Inc. ("CPAS"), a newly formed subsidiary 80% owned by the Company and 20% owned by Chi Systems, Inc., formerly Chi Group, Inc. ("Chi"), acquired joint ventures and contracts to develop and manage subacute programs from Chi. Chi is a healthcare consulting company in which John Silverman, a director of the Company, is President and Chief Financial Officer and an approximately 16% stockholder. The purchase price was $200,000 and IHS had made available a loan commitment of $300,000 for working capital purposes, which loan bore interest at a rate equal to Citicorp's base rate plus four percent. As of July 21, 1994, the Company purchased the remaining 20% of CPAS from Chi for 5,200 shares of IHS Common Stock valued at $159,900. In connection with this transaction, the Company engaged Chi to act as consultant with respect to the Company's transitional care units. The consulting agreement, which expired June 30, 1997, provided for the payment, in four equal installments, of a $100,000 annual consulting fee.

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

     In October 1996, the Company acquired, through merger, First American Health Care of Georgia, Inc. ("First American"), a provider of home health services in 21 states, principally Alabama, California, Florida, Georgia, Michigan, Pennsylvania and Tennessee. The purchase price for First American was $154.1 million in cash plus contingent payments of up to $155 million. The contingent payments were to become payable if (i) legislation was enacted that changed the Medicare reimbursement methodology for home health services to a prospectively determined rate methodology, in whole or in part, or (ii) in respect of any year the percentage increase in the seasonally unadjusted Consumer Price Index for all Urban Consumers for the Medical Care expenditure category (the "Medical CPI") was less than 8% or, even if the Medical CPI was greater than 8% in such year, in any subsequent year prior to 2004 the percentage increase in the Medical CPI was less than 8%. As a result of the enactment of the Balanced Budget Act in August 1997, which required the implementation of a prospective payment system for home nursing services starting with cost reporting periods beginning after October 1, 1999 (subsequently delayed to October 1, 2000), the contingent payments became payable and will be paid as follows: $10 million for 1999, which must be paid on or before February 14, 2000; $40 million for 2000, which must be paid on or before February 14, 2001; $51 million for 2001, which must be paid on or before February 14, 2002; $39 million for 2002, which must be paid on or before
February  14,  2003;  and  $15 million for 2003, which must be paid on or before
February 14, 2004. IHS borrowed the cash purchase price paid at the closing under its revolving credit facility. $115 million of the $154.1 million paid at closing was paid to HCFA, the Department of Justice and the United States Attorney for the Southern District of Georgia in settlement of claims by the United States government seeking repayment from First American of certain overpayments and unallowable reimbursements under Medicare. The total settlement with the United States government was $255 million; the remaining $140 million will be paid from the contingent payments. IHS discontinued its home nursing business in 1998 and subsequently disposed of this business in 1999. See "-- Divestitures."

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

     In October 1997, IHS acquired RoTech Medical Corporation ("RoTech") through merger of a wholly-owned subsidiary of IHS into RoTech (the "RoTech Merger"), with RoTech becoming a wholly-owned subsidiary of IHS. RoTech provides home healthcare products and services, with an emphasis on home respiratory, home medical equipment and infusion therapy, primarily to patients in non-urban areas. IHS issued approximately 15,598,400 shares of Common Stock in the RoTech Merger, and reserved for issuance approximately 1,737,476 shares of Common Stock issuable upon exercise of RoTech options. The RoTech Merger consideration aggregated approximately $506.6 million, substantially all of which was recorded as goodwill. IHS repaid the $201.0 million of RoTech bank debt assumed in the transaction and repurchased $107.836 million of RoTech's convertible subordinated debentures; $1.979 million principal amount of RoTech debentures, convertible into approximately 43,773 shares of Common Stock, remains outstanding.

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

     In November 1997, IHS purchased the remaining 60% interest in HPC America, Inc., an operator of home infusion and home healthcare companies, for $26.1 million. IHS purchased a 40% interest in HPC America in September 1995 for $8.2 million. The Company also acquired the assets of Richards Medical Company, Inc. for $2.0 million, Central Medical Supply Company, Inc. for $1.9 million and Hallmark Respiratory Care for $3.8 million, which are all home respiratory providers.

     In December 1997, the Company purchased the assets of Sunshine Medical Equipment, Inc., a home respiratory provider, for $3.3 million and the assets of the Quest entities of Bradley Medical, Inc., home respiratory care businesses, for $33.0 million.

     During 1997, the Company acquired 17 companies providing primarily home respiratory and diagnostic services. The total purchase price for these companies was $9.0 million, and no single acquisition had total costs in excess of $2.0 million.

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

     In January 1999, the Company acquired the assets of Certified Medical Associates, Inc. The total purchase price was approximately $2.0 million.

     In March 1999, the Company acquired the stock of Medical Rental Supply, Inc. and Andy Boyd's Inhome Medical/Inhome Medical, Inc. The total purchase price was approxiately $3.3 million.

     In May 1999, the Company entered into a management agreement with Novacare, Inc., a provider of home respiratory services. The total cost was approximately $2.5 million.

     During 1999, the Company acquired 12 additional companies providing primarily home respiratory services. The total purchase price for these companies was $6.5 million, and no single acquisition had total costs in excess of $2.0 million.

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

     On October 9, 1996, Integrated Living Communities, Inc. ("ILC"), at the time a wholly-owned subsidiary of IHS which provided assisted living and related services to the private pay elderly market, completed an initial public offering of ILC common stock. IHS sold 1,400,000 shares of ILC common stock in the offering, for which it received aggregate net proceeds of approximately $10.4 million. In addition, ILC used approximately $7.4 million of the proceeds from the offering to repay outstanding indebtedness to IHS. IHS recorded a pre-tax loss of approximately $8.5 million in the fourth quarter of 1996 as a result of this transaction. On July 2, 1997, IHS sold the remaining 2,497,900 shares of ILC common stock it owned, representing 37.3% of the outstanding ILC common stock, for $11.50 per share in a cash tender offer (the "ILC Sale"). IHS recorded a gain of approximately $3.9 million from the ILC Sale in 1997. IHS' revenues for the year ended December 31, 1996 included revenue generated by ILC of approximately $17.1 million. The Company's earnings (loss) before income taxes for the year ended December 31, 1996 included earnings before income taxes generated by ILC of approximately $1.7 million.

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

     Effective January 1, 1999, the Company sold 27 facilities and 5 specialty hospitals to Monarch, which leased such facilities to Lyric. The Company has accounted for the sale as a financing. The Company manages these facilities for Lyric. See "-- Acquisitions -- Facility Expansion."

     In the first half of 1999, the Company sold its remaining assets of the home health nursing segment to Medshares/IHS Acquisition, Inc., an affiliate of Medshares, Inc., for cash of $26.3 million. The Company had previously adopted a plan of disposition for this business segment and recorded a $204.9 million loss (net of tax benefit) from discontinued operations in 1998. The results of such transaction are included in the 1998 loss from discontinued operations.

     In September 1999, the Company sold its Jacksonville, Florida nursing facility to Monarch LP for net proceeds of $3.7 million. Monarch LP then leased this facility to a subsidiary of Lyric, which the Company is currently managing. The Company has accounted for the sale as a financing.

     On October 1, 1999 the Company sold its infusion division to APS Enterprises Holding Company ("APS") for a purchase price of $17.35 million and a 20% equity interest in APS valued at one dollar. The Company had determined that the business was significantly impaired due to a decreasing demand for the goods and services offered, and it was in the Company's best interest to sell the division. As a result of the sale, the Company recorded a pretax loss of $383.8 million.

     In December 1999, the Company sold its West Broward, Florida nursing facility to Nationwide Senior Healthcare, Inc. for $3.1 million. The Company did not record a gain or loss on this transaction.

     In developing its post-acute healthcare system, IHS continuously evaluates whether owning and operating businesses which provide certain ancillary services, or contracting with third parties for such services, is more cost-effective. As a result, the Company is continuously evaluating its existing operations to determine whether to retain or divest operations. To date, IHS has divested its pharmacy, assisted living services, home nursing and infusion divisions, and may divest additional divisions or assets in the future.

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal periods indicated the percentage of net revenues represented by certain items reflected in the Company's statement of operations and the percentage change in such items from the prior corresponding fiscal periods.

                                                                                             PERIOD TO PERIOD INCREASE
                                                              PERCENTAGE OF NET REVENUES             (DECREASE)
                                                           --------------------------------- --------------------------
                                                                                                 YEAR          YEAR
                                                                                                 ENDED        ENDED
                                                                                               DECEMBER      DECEMBER
                                                                                               31, 1998      31, 1999
                                                                                               COMPARED      COMPARED
                                                               YEARS ENDED DECEMBER 31,         TO 1997      TO 1998
                                                           --------------------------------- ------------ -------------
                                                               1997        1998       1999
                                                           ----------- ----------- ---------
Total revenues ...........................................     100.0%      100.0%      100%       111.9%    (   13.9)%
Costs and Expenses:
 Operating, general and administrative expenses (includ-
  ing rent) ..............................................      77.9        78.9      84.5        114.7     (    7.8)
 Depreciation and amortization ...........................       4.0         5.3       7.6        179.0         23.3
 Interest, net ...........................................       6.8         8.0      12.6        151.5         34.5
 Provision for settlement of of government claims ........        --          --       1.5            *            *
 Reorganization costs ....................................        --          --        .3            *            *
 Non-recurring charges ...................................       8.8          --      81.1      ( 100.0)           *
                                                               -----       -----     -----      -------     ---------
  Earnings (loss) from continuing operations before eq-
   uity in earnings of affiliates, income taxes, extraor-
   dinary items and cumulative effect of accounting
   change ................................................       2.5         7.8     (87.6)       549.6     (1,067.7)
Equity in earnings of affiliates .........................     ( 0.0)      ( 0.0)       .1        336.4            *
                                                               -----       -----     -----      -------     ---------
  Earnings (loss) from continuing operations before in-
   come taxes, extraordinary items and cumulative ef-
   fect of accounting change .............................       2.5         7.8     (87.5)       549.1     (1,065.2)
Federal and state income taxes ...........................       2.3         3.2        .4        186.2     (   89.7)
                                                               -----       -----     -----      -------     ---------
  Earnings (loss) from continuing operations before ex-
   traordinary items and cumulative effect of account-
   ing change ............................................       0.2         4.6     (87.9)     5,358.2     (1,743.0)
Loss from discontinued operations ........................       1.0         6.9        --      1,403.0            *
                                                               -----       -----     -----      -------     ---------
  Loss before extraordinary items and cumulative ef-
   fect of accounting change .............................     ( 0.8)      ( 2.3)    (87.9)     ( 511.1)    (3,208.6)
Extraordinary items ......................................       1.5          --       0.4            *        100.0
                                                               -----       -----     -----      -------     ---------
  Loss before cumulative effect of accounting change......     ( 2.3)      ( 2.3)    (87.5)     ( 114.6)    (3,195.1)
Cumulative effect of accounting change ...................       0.1          --        --            *            *
                                                               -----       -----     -----      -------     ---------
  Net loss ...............................................     ( 2.4)      ( 2.3)    (87.5)     ( 102.9)    (3,195.1)
                                                               =====       =====     =====      =======     =========

----------
*    Not meaningful.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The Company's 1999 results of operations were substantially affected by the implementation of the prospective payment system for Medicare skilled nursing facilities, which was completed for IHS' facilities on June 1, 1999. The per diem reimbursement rates under PPS were significantly lower than anticipated by the industry, and generally have been less than the amount the Company's facilities received on a daily basis under cost-based reimbursement. Moreover, since IHS treats a greater percentage of higher acuity patients than many nursing facilities, IHS has also been adversely affected because the federally established per diem rates do not adequately compensate the Company for the additional expenses of caring for such patients. In addition, the implementation of PPS has resulted in a greater than expected decline in demand for the Company's therapy services .

     Net revenues for the year ended December 31, 1999 decreased $412.89 million, or 13.9% to $2.6 billion from the comparable period in 1998. Such decrease was attributable to (i) $264.35 million from inpatient services, which includes inpatient facilities, contract services and management and other, which were in operations in both periods, as well as, inpatient services disposed of in 1999 of $245.32 million and (ii) $28.08 million from diagnostic services companies, which were in operations in both periods, offset by (iii) a net increase of $18.41 million from home respiratory/infusion/DME companies, which were in operations in both periods and home respiratory/infusion/DME companies acquired during 1998 reduced by services disposed of in 1999, (as well as $19.43 million from the sale of the infusion division), and (iv) an increase of $1.3 million from lithotripsy services, which were in operations in both periods and lithotripsy services acquired in 1998. Increases in business segments revenues resulting from 1999 acquisitions are as follows: (i) $107.70 million from inpatient services, (ii) $14.85 million from home respiratory/infusion/DME, and
(iii) $2.03 million from lithotripsy services.

     Operating, general and administrative expense (including rent) decreased $182.57 million or 7.8%, from the year ended December 31, 1998. Such decrease was attributable to (i) $76.32 million from inpatient services, which includes inpatient facilities, contract services and management and other, which were in operations in both periods, as well as inpatient services disposed of in 1999 of $215.26 million, (ii) $5.9 million from Diagnostic services, which were in operations in both periods, offset by (iii) a net increase of $28.1 million from home respiratory/infusion/DME companies, which were in operations in both periods and home respiratory/infusion/DME companies acquired in 1998 reduced by services disposed of in 1999, (as well as $18.3 million from the sale of the infusion division), and (iv) an increase of $2.48 million from lithotripsy services, which were in operations in both periods and lithotripsy services acquired in 1998. Increases in business segment expenses resulting from 1999 acquisitions are as follows: (i) $91.03 million from inpatient services, (ii) $10.85 million from home respiratory/infusion/DME, and (iii) $752,000 from lithotripsy services.

     Depreciation and amortization increased to $193.20 million during the year ended December 31, 1999, a 23.3% increase as compared to $156.72 million in 1998. Of the $36.5 million increase, $2.34 million, or 6.41%, was attributable to depreciation and amortization of businesses acquired in 1999. The remaining increase was primarily due to the Company changing the estimated life of its goodwill from 40 to 15-20 years, and depreciation and amortization of inpatient services and home respiratory companies acquired during 1998.

     Net interest expense increased $82.28 million, or 34.5%, during the year ended December 31, 1999 to $320.92 million. The increase was primarily the result of increased borrowings and higher interest rates under the revolving credit facility.

     During 1999, the Company recorded non-recurring charges of $2.08 billion consisting primarily of: (i) a loss on impairment of long-lived assets of $1.64 billion, which applied to the following business segments: nursing/subacute facilities ($951.31 million), rehabilitative therapy ($402.06 million), respiratory therapy ($26.20 million) diagnostic ($143.42 million) and lithotripsy ($118.51 million); (ii) a loss of $383.85 million from its sale of its infusion business; (iii) a loss of $21.75 million in connection with the closure of certain diagnostic operations; (iv) a loss of $10.87 million from abandoned and terminated computer systems; (v) a loss of $7.02 million resulting from the termination of its proposed sale of RoTech; (vi) a loss of $9.20 million from the settlement of notes receivable, and (vii) $2.17 million of other charges.

     The Company is a defendant in certain actions or the subject of investigations concerning alleged violations of the False Claims Act or of Medicare regulations. As a result of the Company's financial position during the fourth quarter of 1999, various agencies of the federal government accelerated efforts to reach a resolution of all outstanding claims and issues related to the Company's alleged violation of healthcare statutes and related causes of action. These matters involve various government claims, many of which are of unspecified amounts. Because the government's review of these matters has not been completed, management is unable to assess fully the merits of the government's monetary claims. Based on a preliminary evaluation of the government's estimable claims for which an unfavorable outcome is probable, the Company recorded a $39.5 million accrued liability for such claims as of December 31, 1999. However, the ultimate amount of any future settlement could differ significantly from such provision.

     The Company incurred $8.30 million of legal, accounting, consulting and other fees in 1999 in connection with the Company's financial reorganization.

     Earnings (loss) from continuing operations before income taxes, extraordinary items and the cumulative effect of accounting change decreased by 1,065.2% to a loss of $2.24 billion for the year ended December 31, 1999 from earnings of $232.02 million for the comparable period in 1998. The increase was primarily due to certain non-recurring charges discussed above. Excluding the non-recurring charges, earnings (loss) before income taxes, extraordinary items and the cumulative effect of accounting change in 1999 decreased $395.05 million, or 170.3%, from 1998. The decrease is primarily due to the decrease in therapy services in the Company's contract rehabilitation division within the long term care division and a decrease in the Company's rates for inpatient services as a result of the implementation of a Balanced Budget Act mandated prospective payment system (PPS) for the Company's nursing facilities during 1999. The provision for Federal and state income taxes decreased from $95.13 million in 1998 to $9.76 million in 1999. This decrease was primarily the result of the non-recurring charge in 1999 and lower operating income.

     In October 1998, the Company's Board of Directors adopted a plan to discontinue operations of the home health nursing segment. Accordingly, the operating results of the home nursing segment have been segregated from continuing operations and reported as a separate line item on the statement of operations in 1998. The operating loss through September 30, 1998 (the measurement date) was $35.90 million, net of the income tax benefit of $26.0 million. The loss on the disposal of assets, including estimated loss from measurement date through the expected disposal date (June 30, 1999) is $168.97 million, net of the income tax benefit of $57.3 million.

     Net loss and diluted loss per share for 1999 were $2.24 billion and $44.87 per share, respectively, compared to net loss and diluted loss per share for 1998 of $67.98 million and $1.08 per share, respectively. During 1998, the Company incurred a $204.87 million loss from discontinued operations. Weighted average shares decreased from 56,257,000 (diluted) in 1998 to 49,924,000 (diluted) in 1999. The weighted average shares decreased in 1999 since dilutive securities were excluded because the effect is antidilutive.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The Company's 1998 results of operations were substantially affected by the acquisition of 126 owned, leased or managed facilities (excluding facilities subsequently sold), 12 specialty hospitals and a contract therapy business having over 1,000 contracts acquired from HEALTHSOUTH Corporation on December 31, 1997 (the "Facility Acquisition"), the October 1997 acquisition of RoTech in October 1997, a home respiratory home medical equipment and infusion therapy company, and the Company's discontinuance of its home health nursing business in the third quarter of 1998.

     Net revenues for the year ended December 31, 1998 increased $1,569.56 million, or 111.9%, to $2,972.19 million from the comparable period in 1997. Such increase was attributable to (i) $985.72 million from inpatient services, which includes inpatient facilities, contract services and management and other, which were in operations in both periods, as well as, inpatient services acquired during 1997, including certain business from HEALTHSOUTH which were
acquired   on   December   31,   1997,   (ii)   $467.86   million   from   home
respiratory/infusion/DME companies operating in both periods and home respiratory/infusion/DME companies acquired during 1997, including RoTech, which was acquired in October 1997, (iii) $4.81 million from diagnostic services in operation during 1997 and 1998, as well as, diagnostic services companies, acquired in 1997, and (iv) $34.04 million from lithotripsy services businesses acquired in 1997, which includes the Coram Lithotripsy Acquisition. Increases in business segments revenue resulting from 1998 acquisitions are as follows: (i) $28.78 million from inpatient services, (ii) $40.45 million from home respiratory/infusion/DME, and (iii) $7.90 million from lithotripsy services.

     Operating, general and administrative expense (including rent) increased $1,252.71 million or 114.7%, from the year ended December 31, 1997. Such increase was attributable to (i) $833.40 million from inpatient services, which includes inpatient facilities, contract services and management and other, which were in operations in both periods, as well as inpatient services businesses acquired during 1997, including certain businesses acquired from HEALTHSOUTH on December 31, 1997, (ii) $357.54 million from home respiratory/infusion/DME companies acquired during 1997, including RoTech acquired in October 1997, and (iii) $18.32 million from lithotripsy services businesses acquired in 1997, which includes the Coram Lithotripsy Acquisition. Increases in business segment expenses resulting from 1998 acquisitions are as follows: (i) $12.89 million from inpatient services, (ii) $29.06 million from home respiratory/ infusion/DME and (iii) $5.02 million from lithotripsy services.

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

     During 1997, the Company recorded non-recurring charges of $123.46 million, consisting primarily of: a $27.55 million non-recurring charge resulting from the termination of its proposed merger with Coram; a $7.58 million gain on the sale of shares received on the sale of the pharmacy division; a $3.91 million gain on the sale of its remaining interest in ILC; and a $4.75 million charge resulting from termination payments in connection with the RoTech acquisition. In addition, in connection with the acquisitions of CCA, RoTech, the Coram Lithotripsy Division and certain businesses from HEALTHSOUTH, the Company chose to dispose of certain business activities, including the Company's physician practices, outpatient clinics and selected nursing facilities in nonstrategic markets, as well as all international activities. In addition, the Company terminated a national purchasing contract and wrote-off a purchase option deposit on certain managed facilities. As a result the Company recorded a non-recurring charge of $103.41 million.

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

     Net loss and diluted loss per share for 1998 were $67.98 million and $1.08 per share, respectively, compared to net loss and diluted loss per share for 1997 of $33.5 million and $0.60 per share. During 1998, the Company incurred a $204.87 million loss from discontinued operations, compared to $13.63 million in 1997. During the year ended December 31, 1997, the Company incurred a $20.55 million (net of tax benefit), or 53 cents per share (diluted), extraordinary loss on the extinguishment of debt and incurred a $1.83 million (net of tax benefit), or 5 cents per share (diluted), loss on a cumulative effect of accounting change related to the Company's adoption of EITF 97-13, which required the Company to write-off the unamortized balance of costs of business process engineering and information technology projects. There were no extraordinary items or cummulative effect of accounting change in 1998. Weighted average shares increased from 38,899,000 (diluted) in 1997 to 56,257,000 (diluted) in 1998. The weighted average shares increased because the approximately 15.6 million shares issued in the RoTech

Acquisition in October 1997 were outstanding for all of 1998 and in June 1998 $114.80 million aggregate principal amount of the Company's 6% Convertible Subordinated Debentures due 2003 were converted into approximately 3.57 million shares.

LIQUIDITY AND CAPITAL RESOURCES

     On February 2, 2000, the Company and substantially all its operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (case nos. 00-00389 through 00-00825, inclusive). The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     On February 3, 2000, the Company entered into a revolving credit agreement with Citicorp USA, Inc. and other lenders to provide the Company with up to $300 million in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable (other than Medicaid accounts receivable), (ii) the lesser of $40 million or 85% of eligible Medicaid accounts receivable, (iii) the lesser of $25 million and 40% of the orderly liquidation value of eligible real estate, (iv) 100% of cash and 95% of cash equivalents on deposit or held in the Citibank collateral account and (v) the adjusted earnings before interest, taxes, amortization and depreciation ("EBITDA") of RoTech for the two most recent fiscal quarters up to a maximum of $150 million through May 3, 2000, $125 million from May 4, 2000 through August 2, 2000 and $100 million thereafter. The DIP Financing Agreement significantly limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, and to merge or consolidate with any other person. The obligations of the Company under the DIP Financing Agreement are jointly and severally guaranteed by each of the Company's filing subsidiaries (the "Filing Subsidiaries"). Pursuant to the agreement, the Company and each of its Filing Subsidiaries have granted to the lenders first priority lien and security interest (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other exceptions as described in the DIP Financing Agreement) in all of the Company's assets including, but not limited to, all accounts, chattel paper, contracts and documents, equipment, inventory, intangibles, real property, bank accounts and investment property. On March 6, 2000, the Bankruptcy Court granted final approval of the DIP Financing Agreement. As of March 30, 2000, no amounts are outstanding under the DIP Financing Agreement. The DIP Financing Agreement matures on March 6, 2002.

     On February 2, 2000, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors and patient obligations. The Company intends to pay post-petition claims of all vendors and providers in the ordinary course of business.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are enjoined and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

     Due to the failure to make payments and comply with certain financial covenants, the Company is in default of substantially all its long-term obligations. These obligations are classified as current liabilities as of December 31, 1999.

     At December 31, 1999, the Company had a net working deficit of $3.06 billion, as compared with net working capital of $341.2 million at December 31, 1998. There are no material capital commitments for capital expenditures as of the date of this filing. Patient accounts receivable and third-party payor settlements receivable decreased $66.56 million to $582.55 million at December 31, 1999, as compared to $649.11 million at December 31, 1998. The decrease was primarily attributable to the sale of the infusion business unit, exit of certain diagnostic operations and reduced revenue resulting from lower rates for the Company's inpatient services and decreased demand for contract rehab services provided to third parties. Gross patient accounts receivable was $693.61 million at December 31, 1999 as compared with $735.17 million at December 31, 1998. Third-party payor settlements receivable from Federal and state governments (i.e., Medicare and Medicaid cost reports) were $82.54 million at December 31, 1999 as compared to $103.76 million at December 31, 1998.

     All remaining balance sheet changes were primarily due to acquisitions, divestitures and certain non-recurring charges.

     The Company has outstanding $496.7 million aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2008 (the "9 1/4% Senior Notes"), $450 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Senior Notes"), $144.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "10 1/4% Senior Subordinated Notes"), $132,000 aggregate principal amount of other senior subordinated notes and $144.6 million aggregate principal amount of convertible subordinated debentures. The indentures under which the 10 1/4% Senior Notes, the 9 1/2% Senior Notes and the 9 1/4% Senior Notes were issued contain certain covenants, including, but not limited to, covenants with respect to the following matters:
(i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt; (iii) limitations on liens; (iv) limitations on the issuance of preferred stock by IHS' subsidiaries; (v) limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person; and (ix) limitations on investments and loans.

     On September 15, 1997, the Company entered into a $1.75 billion revolving credit and term loan facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility") to replace its existing $700 million revolving credit facility. The New Credit Facility consisted of a $750 million term loan facility (the "Term Facility") and a $1 billion revolving credit facility, including a $100 million letter of credit subfacility and a $10 million swing line subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on September 17, 1997, was to mature on September 30, 2004. As of December 31, 1999, $736.9 million was outstanding and was to be amortized as follows: each of 1999 (as to which three of the four payments were made), 2000, 2001 and 2002 -- $7.5 million (payable in equal quarterly installments); 2003 -- $337.5 million (payable in equal quarterly installments); and 2004 -- $375.0 million (payable in equal quarterly installments). Any unpaid balance will be due on the maturity date. The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between one and three-quarters percent or two percent (depending on the ratio of the Company's Debt (as defined  in  the  New  Credit  Facility)  to  earnings  before  interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one-half percent or three quarters percent (depending on the Debt/EBITDAR Ratio). The Term Facility can be prepaid at any time in whole or in part without penalty.

     In connection with the acquisition of certain businesses from HEALTHSOUTH, IHS and the lenders under the New Credit Facility amended the New Credit Facility to provide for an additional $400 million term loan facility (the "Additional Term Facility") to finance a portion of the purchase price for the acquisition and to amend certain covenants to permit the consummation of the acquisition. The Additional Term Facility, which was borrowed at the closing of the acquisition, matures on December 31, 2005. As of December 31, 1999, $393 million was oustanding and was to be amortized as follows: each of 1999 (as to which three of the four payments were made) 2000, 2001, 2002 and 2003 -- $4 million
(payable in equal quarterly installments); 2004 -- $176 million (payable in equal quarterly installments); and 2005 -- $200 million (payable in equal quarterly installments). The Additional Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) two and one quarter percent or two and one half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one percent or one and one-quarter percent
(depending on the Debt/EBITDAR Ratio). The Additional Term Facility can be prepaid at any time in whole or in part without penalty.

     The Revolving Facility was to reduce to $800 million on January 1, 2001, $600 million on January 1, 2002, $500 million on September 30, 2002 and $400 million on January 1, 2003, with a final maturity on September 15, 2003; however, the $100 million letter of credit subfacility and $10 million swing line subfacility will remain at $100 million and $10 million, respectively, until final maturity. The Revolving Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of
(x) between two percent and two and three-quarters percent (depending on the Debt/ EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of
(1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between three quarters of one percent and one and one-half percent (depending on the Debt/EBITDAR Ratio). Amounts repaid under the Revolving Facility may be reborrowed prior to the maturity date.

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

     Net cash used by operating activities was $37.18 million for the year ended December 31, 1999 as compared to net cash of $80.4 million provided by operating activities for the comparable period in 1998. Cash was used in operating activities for the year ended December 31, 1999 primarily because the Company had incurred a net loss from continuing operations before non-recurring charges.

     Net cash provided by financing activities was $247.83 million for the year ended December 31, 1999 as compared to $249.57 million for the comparable period in 1998. In both periods, the Company received proceeds from long-term borrowings. In 1998 the Company reissued in connection with an acquisition 347,700 shares of its Common Stock in treasury, which shares had been repurchased during 1997. IHS also reissued 658,824 shares of its Common Stock in treasury to fund its key employee supplemental executive retirement plans, which shares were repurchased in 1998. In 1998 IHS repurchased 1,060,500 shares of Common Stock for approximately $18.47 million. In 1999, IHS repurchased
3,607,000 shares of its Common Stock for approximately $24.04 million, cancelled the issuance of the 658,824 common shares to fund its key employee supplemental executive retirement plans and reissued and subsequently cancelled 3,415,556 common shares of treasury stock in connection with its employee deferred compensation plan. Also in 1999 the Company amended certain loan agreements which resulted in cash used to pay financing costs of approximately $16.5 million as compared to $1.4 million in 1998.

     Net cash used by investing activities was $204.64 million for the year ended December 31, 1999 as compared to $259.64 million for the year ended December 31, 1998. Cash used for the purchase of property, plant and equipment was $154.45 million for the year ended December 31, 1999 and $222.27 million in the comparable period in fiscal 1998. Cash used for business acquisitions was $31.15 million for 1999 as compared to $206.93 million for 1998. The Company received $41.28 million from the disposition of assets in 1999 and $175.81 million from the disposition of assets in 1998.

     IHS' contingent liabilities (other than liabilities in respect of litigation and the contingent payments in respect to the First American acquisition) aggregated approximately $108.72 million as of December 31, 1999. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.13 million or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia and other financial institutions totaling $31.93 million at December 31, 1999 to secure certain of the Company's self-insured workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $69.68 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is also obligated to make contingent payments of $155 million in respect to IHS' acquisition of First American, of which $131.65 million (representing its present value) was recorded on the balance sheet at December 31, 1999. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. See " -- Acquisition and Divestiture History -- Acquisitions." In addition, IHS has obligations under operating leases aggregating approximately $998.4 million at December 31, 1999.

     The liquidity of the Company will depend in large part on the timing of payments by private third-party and governmental payors.

YEAR 2000 COMPLIANCE

     The Year 2000 problem (the "Year 2000 Problem" or "Year 2000") was to have resulted from computer programs and devices that did not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations potentially would not properly recognize the year 2000. This could have resulted in system failures or miscalculations causing disruptions of the Company's operations, including, without limitation, manufacturing, distribution, clinical development, research and other business activities. The Year 2000 Problem potentially affected substantially all of IHS' business activities. The Company believes that as a result of its Year
2000  remediation  and  planning  programs, the Year 2000 Problem has not, as of
March 15, 2000, had a material adverse effect on the operations or financial results of the Company. As of December 31, 1999, the Company estimates that it had incurred approximately $10.9 million in its Year 2000 efforts, including without limitation, outside consulting fees and computer systems upgrades, but excluding internal staff costs, all of which has been expensed. It is possible that IHS will experience Year 2000 related problems in the future, particularly with its non-business critical systems, which may result in failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations. However, IHS believes that the Year 2000 Problem will not pose significant operational problems for its business critical computer systems and equipment. The financial impact of future remediation activities that may become necessary, if any, cannot be known precisely at this time, but it is not expected to be material.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposures. In 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133. The purpose of this statement is to delay the effective date of SFAS No. 133. SFAS No. 137 states that SFAS No. 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In March 1998 the Accounting Standards Executive Committee ("ASEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance as to whether certain costs for internal use software should be capitalized or expensed when incurred. In addition, in June 1998 the ASEC issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs. It requires costs of start-up activities to be expensed as incurred. The adoption of SOP 98-1 and 98-5 are effective for 1999. The adoption of SOP 98-1 and 98-5 did not have a material impact on the financial statements.

QUARTERLY RESULTS (UNAUDITED)

     Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters.

                                                               THREE MONTHS ENDED
                                               --------------------------------------------------
                                                                      1998
                                               --------------------------------------------------
                                                 MARCH 31     JUNE 30      SEPT. 30     DEC. 31(5)
                                               ------------ ----------- ------------- -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues ...............................   $761,687    $740,754    $  750,852    $718,893
                                                 --------    --------    ----------    --------
Cost and expenses:
 Operating, general and administrative ex-
  penses (including rent) ....................    599,011     572,063       578,776     595,334
 Depreciation and amortization ...............     35,601      36,595        39,456      45,067
 Interest net ................................     60,658      58,187        59,820      59,982
 Provision for settlement of government
  claims (1) .................................         --          --            --          --
 Reorganization expenses .....................         --          --            --          --
 Loss on impairment of long-lived assets
  and other non-recurring charges (2) (3).             --          --            --          --
                                                 --------    --------    ----------    --------
 Earnings (loss) from continuing operations
  before equity in earnings of affiliates,
  extraordinary items and income taxes .......     66,417      73,909        72,800      18,510
Equity in earnings (loss) of affiliates ......        270         184           161        (231)
                                                 --------    --------    ----------    --------
 Earnings (loss) from continuing opera-
  tions, before extraordinary items and
  income taxes ...............................     66,687      74,093        72,961      18,279
Federal and state income taxes ...............     27,342      30,378        29,914       7,494
                                                 --------    --------    ----------    --------
 Earnings (loss) from continuing operations
  before extraordinary items .................     39,345      43,715        43,047      10,785
Loss from discontinued operations (4) ........     (1,764)     (2,217)     (200,889)         --
                                                 --------    --------    ----------    --------
 Earnings (loss) before extraordinary items        37,581      41,498      (157,842)     10,785
Extraordinary items (3) ......................         --          --            --          --
                                                 --------    --------    ----------    --------
 Net earnings (loss) .........................   $ 37,581    $ 41,498    $ (157,842)   $ 10,785
                                                 ========    ========    ==========    ========
Per Common Share-basic:
 Earnings (loss) from continuing operations
  before extraordinary items .................   $   0.91    $   0.95    $     0.82    $   0.21
 Net earnings (loss) .........................   $   0.87    $   0.90    $    (3.02)   $   0.21
Per Common Share-Diluted:
 Earnings (loss) from continuing operations
  before extraordinary items .................   $   0.77    $   0.80    $     0.77    $   0.21
 Net earnings (loss) .........................   $   0.73    $   0.76    $    (2.72)   $   0.21



                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                                                        1999
                                               ------------------------------------------------------
                                                 MARCH 31     JUNE 30       SEPT. 30       DEC. 31(5)
                                               ------------ ----------- --------------- -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues ...............................   $620,235    $624,251    $    659,900    $  654,913
                                                 --------    --------    ------------    ----------
Cost and expenses:
 Operating, general and administrative ex-
  penses (including rent) ....................    507,902     505,656         571,500       577,554
 Depreciation and amortization ...............     46,374      46,617          46,718        53,493
 Interest net ................................     70,492      74,245          78,968        97,218
 Provision for settlement of government
  claims (1) .................................         --          --              --        39,500
 Reorganization expenses .....................         --          --              --         8,296
 Loss on impairment of long-lived assets
  and other non-recurring charges (2) (3).             --          --       1,778,332       298,000
                                                 --------    --------    ------------    ----------
 Earnings (loss) from continuing operations
  before equity in earnings of affiliates,
  extraordinary items and income taxes .......     (4,533)     (2,267)     (1,815,618)     (419,148)
Equity in earnings (loss) of affiliates ......        147       1,198              --           863
                                                 --------    --------    ------------    ----------
 Earnings (loss) from continuing opera-
  tions, before extraordinary items and
  income taxes ...............................     (4,386)     (1,069)     (1,815,618)     (418,285)
Federal and state income taxes ...............      2,202       3,562           4,000            --
                                                 --------    --------    ------------    ----------
 Earnings (loss) from continuing operations
  before extraordinary items .................     (6,588)     (4,631)     (1,819,618)     (418,285)
Loss from discontinued operations (4) ........         --          --              --            --
                                                 --------    --------    ------------    ----------
 Earnings (loss) before extraordinary items        (6,588)     (4,631)     (1,819,618)     (418,285)
Extraordinary items (3) ......................         --          --              --         9,195
                                                 --------    --------    ------------    ----------
 Net earnings (loss) .........................   $ (6,588)   $ (4,631)   $ (1,819,618)   $ (409,090)
                                                 ========    ========    ============    ==========
Per Common Share-basic:
 Earnings (loss) from continuing operations
  before extraordinary items .................   $  (0.13)   $  (0.09)   $     (37.64)   $    (8.65)
 Net earnings (loss) .........................   $  (0.13)   $  (0.09)   $     (37.64)   $    (8.46)
Per Common Share-Diluted:
 Earnings (loss) from continuing operations
  before extraordinary items .................   $  (0.13)   $  (0.09)   $     (37.64)   $    (8.65)
 Net earnings (loss) .........................   $  (0.13)   $  (0.09)   $     (37.64)   $    (8.46)


----------
(1) As a result of the Company's financial position during the fourth quarter of 1999, various agencies of the federal government accelerated efforts to reach a resolution of all outstanding claims and issues related to the Company's alleged violation of healthcare statutes and related causes of action. These matters involve various government claims, many of which are of unspecified amounts. Because the government's review of these matters has not been completed, management is unable to assess fully the merits of the government's monetary claims. Based on a preliminary evaluation of the government's estimable claims, the Company recorded a $39.5 million accrued liability for such claims, for which an unfavorable outcome is probable, as of December 31, 1999. However, the ultimate amount of any future settlement could differ significantly from such provision.

(2) In 1999, consists primarily of (i) a loss on impairment of long-lived assets of $1,641,487,000, (ii) a loss of $383,846,000 from the sale of the Company's infusion business, (iii) a loss of $21,754,000 in connection with the closure of certain diagnostic operations, (iv) a loss of $10,865,000 from abandoned and terminated computer systems, (v) a loss of $7,020,000 on the termination of its proposed sale of RoTech, (vi) a loss of $9,195,000 from the settlement of notes receivable, and (vii) $2,165,000 of other charges. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition and Divestiture History" and -- "Results of Operations" and Notes 1(g), 1(k) and 20 of Notes to Consolidated Financial Statements.

(3) In October 1999, B&G Partners Limited Partnership transferred 9 1/4% Senior Notes, 10 1/4% Senior Notes and 5 3/4% Senior Debentures (collectively referred to as "Senior Notes") with a face value of approximately $3,345,000, $6,050,000 and $1,091,000, respectively, to IHS in satisfaction of its obligation to the Company pursuant to a promissory note dated December 10, 1993 in the amount of $10,486,000. On the date of transfer to IHS, the Senior Notes had a fair market value of approximately $1,291,000. As a result, the Company recorded a loss on settlement of notes receivable, (which has been reflected as a non-recurring charge), and a gain on extinguishment of debt, (which has been reflected as an extraordinary item), of approximately $9,195,000 in 1999.

(4) Represents loss from operations in all periods and loss on disposition in the third quarter of 1998 of its home health nursing segment which was discontinued in the third quarter of 1998. See note 8 of Notes to Consolidated Financial Statements.


(5) In the fourth quarter of 1999, the Company made adjustments to account for the transfer of 33 facilities to Monarch as financing and to revise certain accruals for incentive management fees (and related equity in earnings of Lyric) and for workers' compensation obligations. These adjustments had the following effect on operating results in the fourth quarter: revenues were increased by $12,361,000 (related to rental revenue and management fee income); operating, general and administrative expenses were decreased by $1,500,000; depreciation and amortization were increased by $4,164,000; interest was increased by $9,213,000 and equity in earnings of affiliates was increased by $420,000. These fourth quarter adjustments had a net effect of $904,000 which related to previous fiscal periods in 1999. The effect on individual quarterly results was not material.

     From January 1, 1998 through December 31, 1999, the Company acquired 12 geriatric care facilities (including 9 facilities it had previously leased), leased 52 geriatric care facilities and entered into management agreements to manage 41 geriatric care facilities and 5 specialty hospitals. During this period, the Company sold or transferred its interest in 59 geriatric care facilities and 5 specialty hospitals (including 38 geriatric care facilities and 5 specialty hospitals that it currently manages) and agreements to manage 22 facilities were terminated. During this period, the Company sold its infusion and home health nursing divisions. See "-- Acquisition and Divestiture History -- Divestitures." In March 1999, the Company sold, effective April 1, 1999, three additional facilities to Monarch LP for $33 million which purchase price was paid by a 10% promissory note due March 2000. Monarch LP then leased these facilities to subsidiaries of Lyric. In September 1999 the adequate financing, and restored the assets to the Company's balance sheet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company utilizes interest rate swap agreements to manage interest rate exposure on its floating rate revolving credit and term loan facility. The principal objective of such contracts is to minimize the risks and/or costs associated with financial operating activities. Each interest rate swap is matched as a hedge against existing floating rate debt. The Company does not hold derivatives financial instruments for trading or speculative purposes. In December 1999, the counterparties terminated certain floating to fixed interest rate swap agreements with a total notional amount of $850,000,000. As a result, the Company recorded a net settlement liability of $2,622,000 at December 31, 1999 which has been recorded as additional interest expense in the statement of operations. At December 31, 1999, the Company had outstanding $150 million notional amount of floating to fixed interest rate swap agreements. Subsequent to December 31, 1999, such agreements were terminated and resulted in an immaterial gain to the Company.

     The following table provides information as of December 31, 1999, about the Company's floating rate debt and derivative financial instruments that are sensitive to changes in interest rates, including interest rate swaps and the Company's term and revolving credit facilities. For debt obligations, the table presents principal cash flows and related interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted average fixed and floating interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. All debt and swaps are denominated in US dollars.

PRINCIPAL PAYMENTS AND INTEREST RATE DETAIL BY CONTRACTUAL MATURITY

                                                                  FAIR VALUE
                                                                    AS OF
                                                      2000         12/31/99
                (IN THOUSANDS)                 -------------   ---------------
Floating Rate Debt:
 Revolving Credit Facility ...................   $ 963,914         $963,914
 Floating Interest Rate(a)
 Term Loan Facility ..........................     736,875          736,875
 Floating Interest Rate(b)
 Additional Term Loan Facility ...............     392,889          392,889
 Floating Interest Rate(c)
Floating to Fixed Interest Rate Swaps
 Notional Amounts ............................     150,000              (77)(d)
 Weighted Average Fixed Rate Payment .........        5.84%

----------
(a) Floating rates based on 90-day USD LIBOR plus Revolving Credit Facility Borrowing Rate Margin. Margin was .50% at December 31, 1999

(b) Floating rates based on 90-day USD LIBOR plus Term Loan Facility Borrowing Rate Margin. Margin was 1.75% at December 31, 1999.

(c) Floating rates based on 90-day USD LIBOR plus Additional Term Loan Facility Borrowing Rate Margin. Margin was 2.25% at December 31, 1999.

(d)  Due to  increases  in interest  rates  during the 1st quarter of 1999,  the
     negative  fair  value  of  the  existing   swap   portfolio  has  decreased
     substantially.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                             -----
     Independent Auditors' Report ........................................................     58
     Consolidated Balance Sheets at December 31, 1998 and 1999 ...........................     59
     Consolidated Statements of Operations for the years ended December 31, 1997, 1998
        and 1999..........................................................................     60
     Consolidated Statements of Comprehensive Income (Loss) for the years ended December
        31, 1997, 1998 and 1999...........................................................     61
     Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
        December 31, 1997, 1998 and 1999..................................................     62
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998
        and 1999..........................................................................     64
     Notes to Consolidated Financial Statements ..........................................     65
     Schedule II -- Valuation and Qualifying Accounts ....................................    109


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Health Services, Inc. and subsidiaries at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses in each of the years in the three-year period ended December 31, 1999 and, as of December 31, 1999, has a working capital deficiency of $3.06 billion and a stockholders' deficit of $937 million. In addition, the Company is in default of various loan agreements and, on February 2, 2000, the Company and substantially all of its subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management intends to develop a plan of reorganization for approval by the Company's creditors and confirmation by the U.S. Bankruptcy Court. If the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


                                          KPMG LLP



Baltimore, Maryland
April 10, 2000

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                     1998              1999
                                                                                --------------   ---------------
                                   ASSETS
Current Assets:
 Cash and cash equivalents ..................................................     $   31,391      $     21,627
 Temporary investments ......................................................         12,828            39,321
 Patient accounts and third-party payor settlements receivable, net
   (note 3) .................................................................        649,106           582,547
 Inventories, prepaid expenses and other current assets .....................         75,945            66,884
 Income tax receivable ......................................................         39,320            20,018
 Net assets of discontinued operations (note 8) .............................         12,500                --
                                                                                  ----------      ------------
   Total current assets .....................................................        821,090           730,397
Property, plant and equipment, net (note 5) .................................      1,469,122         1,164,677
Assets held for sale (note 2) ...............................................          7,500                --
Intangible assets (notes 2 and 6) ...........................................      2,970,163         1,353,920
Investments in and advances to affiliates (note 4) ..........................         16,343             8,669
Other assets ................................................................        108,910           121,417
                                                                                  ----------      ------------
   Total assets .............................................................     $5,393,128      $  3,379,080
                                                                                  ==========      ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt (note 9) ..............................     $   16,760      $  3,369,244
 Accounts payable and accrued expenses (note 7) .............................        463,130           416,582
                                                                                  ----------      ------------
   Total current liabilities ................................................        479,890         3,785,826
Long-term debt (note 9):
 Revolving credit and term loan facility less current maturities ............      1,893,000                --
 Mortgages and other long-term debt less current maturities .................        227,269           318,271
 Subordinated debt ..........................................................      1,245,908                --
                                                                                  ----------      ------------
   Total long-term debt .....................................................      3,366,177           318,271
                                                                                  ----------      ------------
Other long-term liabilities (note 10) .......................................        169,099           166,164
Deferred income taxes (note 14) .............................................         41,355            42,023
Deferred gain on sale-leaseback transactions ................................          4,642             3,871
Commitments and contingencies (notes 11, 12, 15 and 22)
Stockholders' equity (deficit) (note 12):
 Preferred stock, authorized 15,000,000 shares; no shares issued and out-
   standing in 1998 and 1999 ................................................             --                --
 Common stock, $0.001 par value. Authorized 150,000,000 shares; issued
   52,416,527 shares in 1998 and 53,175,598 in 1999 (including 602,476
   treasury shares in 1998 and 4,868,300 in 1999) ...........................             53                53
 Additional paid-in capital .................................................      1,370,049         1,374,546
 Deficit ....................................................................        (22,483)       (2,262,410)
 Treasury stock, at cost (602,476 shares in 1998 and 4,868,300 shares in
   1999) ....................................................................        (15,654)          (49,264)
                                                                                  ----------      ------------
   Net stockholders' equity (deficit) .......................................      1,331,965          (937,075)
                                                                                  ----------      ------------
   Total liabilities and stockholders' equity (deficit) .....................     $5,393,128      $  3,379,080
                                                                                  ==========      ============

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------------------
                                                                                      1997            1998             1999
                                                                                 -------------   -------------   ---------------
Total revenues ...............................................................    $1,402,628      $2,972,186      $  2,559,299
                                                                                  ----------      ----------      ------------
Costs and expenses:
 Operating, general and administrative expenses (including rent) .............     1,092,472       2,345,184         2,162,612
 Depreciation and amortization ...............................................        56,162         156,719           193,202
 Interest (net of investment income of $7,629 in 1997, $1,183 in 1998
   and $2,012 in 1999) (note 9) ..............................................        94,880         238,647           320,923
 Provision for settlement of government claims (note 22) .....................            --              --            39,500
 Reorganization expenses .....................................................            --              --             8,296
 Non-recurring charges, net (note 20) ........................................       123,456              --         2,076,332
                                                                                  ----------      ----------      ------------
   Total costs and expenses ..................................................     1,366,970       2,740,550         4,800,865
                                                                                  ----------      ----------      ------------
   Earnings (loss) from continuing operations before equity in earnings of affiliates, income taxes, extraordinary items and cumulative effect of
    accounting change ........................................................        35,658         231,636        (2,241,566)
Equity in earnings of affiliates (note 4) ....................................            88             384             2,208
                                                                                  ----------      ----------      ------------
   Earnings (loss) from continuing operations before income taxes, ex-
    traordinary items and cumulative effect of accounting change .............        35,746         232,020        (2,239,358)
Federal and state income taxes (note 14) .....................................        33,238          95,128             9,764
                                                                                  ----------      ----------      ------------
   Earnings (loss) from continuing operations before extraordinary items
    and cumulative effect of accounting change ...............................         2,508         136,892        (2,249,122)
Loss from discontinued operations (net of tax) (note 8) ......................       (13,631)       (204,870)               --
                                                                                  ----------      ----------      ------------
   Loss before extraordinary items and cumulative effect of accounting
    change ...................................................................       (11,123)        (67,978)       (2,249,122)
Extraordinary items (note 17) ................................................       (20,552)             --             9,195
                                                                                  ----------      ----------      ------------
   Loss before cumulative effect of accounting change ........................       (31,675)        (67,978)       (2,239,927)
Cumulative effect of accounting change (note 21) .............................        (1,830)             --                --
                                                                                  ----------      ----------      ------------
   Net loss ..................................................................    $  (33,505)     $  (67,978)     $ (2,239,927)
                                                                                  ==========      ==========      ============
Per Common Share -- basic:
 Earnings (loss) from continuing operations before extraordinary items and
   cumulative effect of accounting change ....................................    $     0.09      $     2.83      $     (45.05)
 Loss before extraordinary items and cumulative effect of accounting
   change ....................................................................       (  0.39)          (1.40)           (45.05)
 Loss before cumulative effect of accounting change ..........................       (  1.12)          (1.40)           (44.87)
 Net loss ....................................................................    $    (1.19)     $    (1.40)     $     (44.87)
                                                                                  ==========      ==========      ============
Per Common Share -- diluted:
 Earnings (loss) from continuing operations before extraordinary items and
   cumulative effect of accounting change ....................................    $     0.33      $     2.56      $     (45.05)
 Loss before extraordinary items and cumulative effect of accounting
   change ....................................................................       (  0.02)          (1.08)           (45.05)
 Loss before cumulative effect of accounting change ..........................       (  0.55)          (1.08)           (44.87)
 Net loss ....................................................................    $    (0.60)     $    (1.08)     $     (44.87)
                                                                                  ==========      ==========      ============

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (DOLLARS IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                   1997            1998             1999
                                                              -------------    ----------      ---------------
Net loss ..................................................     $ (33,505)      $ (67,978)      $ (2,239,927)
Other comprehensive loss, net of tax:
 Unrealized loss on available for sale securities .........        (5,756)             --                 --
                                                                ---------       ---------       ------------
Comprehensive loss ........................................     $ (39,261)      $ (67,978)      $ (2,239,927)
                                                                =========       =========       ============

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            (DOLLARS IN THOUSANDS)

                                                                      ADDITIONAL
                                                PREFERRED   COMMON     PAID-IN
                                                  STOCK      STOCK     CAPITAL
                                               ----------- -------- -------------
Balance at December 31, 1996 .................     $--        $24    $   445,667
                                                   ---        ---    -----------
 Issuance of 976,504 common shares in
  payment of earn-out in connection with
  prior acquisition (note 2) .................      --          1         26,438
 Issuance of 16,993,217 common shares in
  connection with acquisitions (note 2) ......      --         17        553,385
 Issuance of 81,434 common shares in con-
  nection with employee stock purchase
  plan .......................................      --         --          1,757
 Exercise of employee stock options for
  1,418,968 common shares ....................      --          1         28,169
 Tax benefit arising from exercise of em-
  ployee stock options .......................      --         --          7,020
 Reversal of unrealized gain on available
  for sale securities ........................      --         --             --
 Acquisition of 548,500 common shares of
  treasury stock (at cost) ...................      --         --             --
 Declaration of cash dividend, $0.02 per
  common share ...............................      --         --             --
 Net loss ....................................      --         --             --
                                                   ---        ---    -----------
Balance at December 31, 1997 .................      --         43      1,062,436
                                                   ---        ---    -----------
 Exercise of employee stock options for
  3,511,717 common shares, less 498,407
  shares tendered therefor at a value of
  $16,286.....................................      --          3         56,683
 Issuance of 51,186 common shares in con-
  nection with employee stock purchase
  plan .......................................      --         --          1,079
 Issuance of 2,456,746 common shares in
  connection with acquisitions (note 2) ......      --          3         80,764
 Issuance of 347,700 common shares of
  treasury stock in connection with acqui-
  sitions ....................................      --         --           (351)
 Issuance of 658,824 common shares of
  treasury stock to fund key employee
  supplemental executive retirement
  plans ......................................      --         --         (2,569)
 Acquisition of 1,060,500 common shares
  of treasury stock (at cost) ................      --         --             --
 Issuance of 223,466 common shares in
  connection with debt payments ..............      --         --          8,554
 Value of 1,841,700 options issued in con-
  nection with acquisition of Rotech Med-
  ical Corporation ...........................      --         --         32,743
 Tax benefit arising from exercise of em-
  ployee stock options .......................      --         --         21,332

                                                               UNREALIZED
                                                                 GAIN ON
                                                  RETAINED    AVAILABLE FOR
                                                  EARNINGS        SALE        TREASURY
                                                 (DEFICIT)     SECURITIES       STOCK        TOTAL
                                               ------------- -------------- ------------ -------------
Balance at December 31, 1996 .................  $   79,814     $   9,360     $       --   $   534,865
                                                ----------     ---------     ----------   -----------
 Issuance of 976,504 common shares in
  payment of earn-out in connection with
  prior acquisition (note 2) .................          --            --             --        26,439
 Issuance of 16,993,217 common shares in
  connection with acquisitions (note 2) ......          --            --             --       553,402
 Issuance of 81,434 common shares in con-
  nection with employee stock purchase
  plan .......................................          --            --             --         1,757
 Exercise of employee stock options for
  1,418,968 common shares ....................          --            --             --        28,170
 Tax benefit arising from exercise of em-
  ployee stock options .......................          --            --              -         7,020
 Reversal of unrealized gain on available
  for sale securities ........................          --        (9,360)            --        (9,360)
 Acquisition of 548,500 common shares of
  treasury stock (at cost) ...................          --            --        (19,813)      (19,813)
 Declaration of cash dividend, $0.02 per
  common share ...............................        (814)           --             --          (814)
 Net loss ....................................     (33,505)           --             --       (33,505)
                                                ----------     ---------     ----------   -----------
Balance at December 31, 1997 .................      45,495            --        (19,813)    1,088,161
                                                ----------     ---------     ----------   -----------
 Exercise of employee stock options for
  3,511,717 common shares, less 498,407
  shares tendered therefor at a value of
  $16,286.....................................          --            --             --        56,686
 Issuance of 51,186 common shares in con-
  nection with employee stock purchase
  plan .......................................          --            --             --         1,079
 Issuance of 2,456,746 common shares in
  connection with acquisitions (note 2) ......          --            --             --        80,767
 Issuance of 347,700 common shares of
  treasury stock in connection with acqui-
  sitions ....................................          --            --         13,059        12,708
 Issuance of 658,824 common shares of
  treasury stock to fund key employee
  supplemental executive retirement
  plans ......................................          --            --          9,569         7,000
 Acquisition of 1,060,500 common shares
  of treasury stock (at cost) ................          --            --        (18,469)      (18,469)
 Issuance of 223,466 common shares in
  connection with debt payments ..............          --            --             --         8,554
 Value of 1,841,700 options issued in con-
  nection with acquisition of Rotech Med-
  ical Corporation ...........................          --            --             --        32,743
 Tax benefit arising from exercise of em-
  ployee stock options .......................          --            --             --        21,332

                                                                       ADDITIONAL
                                                 PREFERRED   COMMON      PAID-IN
                                                   STOCK      STOCK      CAPITAL
                                                ----------- -------- --------------
 Issuance of 3,573,446 common shares in
  connection with the conversion of the
  Company's 6% convertible subordi-
  nated debentures, less issuance costs of
  $5,417.......................................      --          4        109,378
 Net loss .....................................      --         --             --
                                                     --         --        -------
Balance at December 31, 1998 ..................      --         53      1,370,049
                                                     --         --      ---------
 Exercise of employee stock options for
  2,446 common shares .........................      --         --             25
 Issuance of 95,307 common shares in con-
  nection with employee stock purchase
  plan ........................................      --         --            734
 Issuance of 270,856 common shares in
  connection with 1997 and 1998 acquisi-
  tions(note 2) ...............................      --         --             --
 Issuance of 326,459 common shares in
  connection with employee stock com-
  pensation of $1,835 less unamortized
  cost of $1,104...............................      --         --            731
 Acquisition of 3,607,000 common shares
  of treasury stock (at cost) .................      --         --             --
 Issuance of 64,003 common shares in con-
  nection with debt payments ..................      --         --            438
 Cancellation of issuance of 658,824 com-
  mon shares of treasury stock to fund
  key employee supplemental executive
  retirement plan .............................                 --          2,569
 Issuance of 3,415,556 common shares of
  treasury stock in connection with em-
  ployee stock compensation of $12,638
  less unamortized cost of $11,175.............      --         --        (30,745)
 Cancellation of issuance of 3,415,556 com-
  mon shares of treasury stock in connec-
  tion with employee stock compensation              --         --         30,745
 Net loss .....................................      --         --             --
                                                     --         --      ---------
Balance at December 31, 1999 ..................     $--        $53     $1,374,546
                                                    ===        ===     ==========
                                                                  UNREALIZED
                                                                    GAIN ON
                                                    RETAINED     AVAILABLE FOR
                                                    EARNINGS         SALE        TREASURY
                                                   (DEFICIT)      SECURITIES       STOCK         TOTAL
                                                --------------- -------------- ------------ ---------------
 Issuance of 3,573,446 common shares in
  connection with the conversion of the
  Company's 6% convertible subordi-
  nated debentures, less issuance costs of
  $5,417.......................................            --          --              --          109,382
 Net loss .....................................       (67,978)         --              --          (67,978)
                                                      -------          --              --          -------
Balance at December 31, 1998 ..................       (22,483)         --         (15,654)       1,331,965
                                                      -------          --         -------        ---------
 Exercise of employee stock options for
  2,446 common shares .........................            --          --              --               25
 Issuance of 95,307 common shares in con-
  nection with employee stock purchase
  plan ........................................            --          --              --              734
 Issuance of 270,856 common shares in
  connection with 1997 and 1998 acquisi-
  tions(note 2) ...............................            --          --              --               --
 Issuance of 326,459 common shares in
  connection with employee stock com-
  pensation of $1,835 less unamortized
  cost of $1,104...............................            --          --              --              731
 Acquisition of 3,607,000 common shares
  of treasury stock (at cost) .................            --          --         (24,041)         (24,041)
 Issuance of 64,003 common shares in con-
  nection with debt payments ..................            --          --              --              438
 Cancellation of issuance of 658,824 com-
  mon shares of treasury stock to fund
  key employee supplemental executive
  retirement plan .............................            --          --          (9,569)          (7,000)
 Issuance of 3,415,556 common shares of
  treasury stock in connection with em-
  ployee stock compensation of $12,638
  less unamortized cost of $11,175.............            --          --          32,208            1,463
 Cancellation of issuance of 3,415,556 com-
  mon shares of treasury stock in connec-
  tion with employee stock compensation                    --          --         (32,208)          (1,463)
 Net loss .....................................    (2,239,927)         --              --       (2,239,927)
                                                   ----------          --         -------       ----------
Balance at December 31, 1999 ..................  $ (2,262,410)        $--       $ (49,264)   $    (937,075)
                                                 ============         ===       =========    =============

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                            1997           1998           1999
                                                                      --------------- ------------- ----------------
Cash flows from operating activities:
 Net loss ...........................................................  $    (33,505)   $  (67,978)    $ (2,239,927)
 Adjustments to reconcile net loss to net cash provided (used)
   by operating activities: .........................................
   Extraordinary items ..............................................        33,690            --           (9,195)
   Non-recurring charges ............................................       123,456            --        2,076,332
   Cumulative effect of accounting change ...........................         3,000            --               --
   Loss from discontinued operations ................................        13,631       204,870               --
   Undistributed results of affiliates ..............................           157            33           (2,208)
   Depreciation and amortization ....................................        56,162       156,719          193,202
   Deferred income taxes and other non-cash items ...................       (31,411)       42,630           (3,861)
   Amortization of deferred gain on sale-leaseback ..................        (1,046)         (673)            (494)
   Decrease (increase) in patient accounts and third-party payor
    settlements receivable ..........................................       (62,296)     (142,897)          14,667
   Decrease (increase) in supplies, inventories, prepaid expenses
    and other current assets ........................................       (19,095)      (19,848)          (8,577)
   Decrease in accounts payable and accrued expenses ................       (41,553)     (147,973)         (76,416)
   Decrease in income taxes receivable ..............................        32,207        55,515           19,302
                                                                       ------------    ----------     ------------
    Net cash provided (used) by operating activities ................        73,397        80,398          (37,175)
                                                                       ------------    ----------     ------------
    Net cash used by discontinued operations ........................       (16,342)      (99,272)         (15,780)
Cash flows from financing activities:
 Proceeds from issuance of capital stock, net .......................        29,927        57,765              759
 Proceeds from long-term borrowings .................................     3,280,565     1,097,341          621,924
 Repayment of long-term borrowings ..................................    (1,532,276)     (884,897)        (334,352)
 Deferred financing costs ...........................................       (45,500)       (1,355)         (16,459)
 Payment of prepayment premiums and fees on debt extinguish-
   ment .............................................................       (23,598)           --               --
 Purchase of treasury stock .........................................       (19,813)      (18,469)         (24,041)
 Dividends paid .....................................................          (471)         (814)              --
                                                                       ------------    ----------     ------------
    Net cash provided by financing activities .......................     1,688,834       249,571          247,831
                                                                       ------------    ----------     ------------
Cash flows from investing activities:
 Purchases of temporary investments .................................      (828,505)      (74,525)         (26,493)
 Sales of temporary investments .....................................       822,507        69,739               --
 Business acquisitions ..............................................    (1,560,396)     (206,926)         (31,152)
 Purchases of property, plant, and equipment ........................      (126,860)     (222,265)        (154,449)
 Disposition of assets ..............................................        54,137       175,807           41,280
 Payment of termination fees and other costs of terminated
   merger ...........................................................       (27,555)           --           (7,020)
 Payments of severance fees related to acquisition and other
   costs ............................................................       (10,492)           --               --
 Investment in affiliates and other assets ..........................       (43,878)       (1,469)         (26,806)
                                                                       ------------    ----------     ------------
 Net cash used by investing activities ..............................    (1,721,042)     (259,639)        (204,640)
                                                                       ------------    ----------     ------------
 Increase (decrease) in cash and cash equivalents ...................        24,847       (28,942)          (9,764)
Cash and cash equivalents, beginning of period ......................        35,486        60,333           31,391
                                                                       ------------    ----------     ------------
Cash and cash equivalents, end of period ............................  $     60,333    $   31,391     $     21,627
                                                                       ============    ==========     ============

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation, Going Concern and Liquidity Issues

     Integrated Health Services, Inc. (IHS), a Delaware corporation, was formed on March 25, 1986. The consolidated financial statements include the accounts of IHS and its majority-owned and controlled subsidiaries (the Company). In consolidation, all significant intercompany balances and transactions have been eliminated. Investments in affiliates in which the Company has significant influence but less than majority ownership and control are accounted for by the equity method (see note 4). As discussed in notes 1(q) and 8, the Company's home health nursing segment is presented as a discontinued operation.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses in each of the years in the three-year period ended
December 31, 1999 and, as of December 31, 1999, has a working capital deficiency of $3,055,000 and a stockholders' equity deficit of $937,000. In addition, the Company is in default of various loan agreements and, on February 2, 2000, the Company and substantially all of its subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the District of Delaware. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management will develop a plan of reorganization that will be submitted to the U.S. Bankruptcy Court and the Company's creditors for their approval. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations.

     The Company is in default of its revolving credit and term loan facility agreement, its subordinated debentures and notes and certain other debt agreements. Accordingly, such debt has been classified as a current obligation at December 31, 1999. The Company has not made scheduled interest payments on such obligations since November 1, 1999.

     Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 filings, the automatic stay protection afforded by the Chapter 11 filings prevents any creditor or other third parties from taking any action in connection with any defaults under prepetition obligations of the Company and those of its subsidiaries which are debtors in the Chapter 11 filing. In connection with the Chapter 11 filings, the Company must develop a plan of reorganization that will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 filings.

     In connection with the Chapter 11 filings, the Company obtained a commitment for $300,000 in debtor-in-possession financing (the "DIP Facility") from a group of banks led by Citicorp U.S.A., Inc. As of March 30, 2000, no amounts are outstanding under the DIP Facility (see Note 9).

     The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlements of liabilities and commitments in the normal course of business. The financial statements do not include
adjustments,   if   any,   to   reflect  the  possible  future  effects  on  the
recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. In addition, since the Company filed for protection under the Bankruptcy Code subsequent to December 31, 1999, the accompanying consolidated financial statements have not been prepared in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and do not include disclosures of liabilities subject to compromise. Financial statements prepared subsequent to the filing date under Chapter 11 will be prepared reflecting such amounts subject to compromise.

     The Company incurred $8,296 in 1999 of legal, accounting, consulting and other fees in connection with the Company's financial reorganization.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (b) Patient Services Revenues

     Patient services revenues represent routine service (room and board) charges of geriatric and assisted living facilities, ancillary service charges of geriatric and assisted living facilities, revenues generated by medical specialty units and revenues of pharmacy, rehabilitation, diagnostic, respiratory therapy, hospice and similar service operations. Patient services revenues are recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable by third-party payors when applicable. Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare and Medicaid) are accrued in the period the related services are rendered. Settlements receivable and related revenues under such programs are based on annual cost reports prepared in accordance with federal and state regulations, which reports are subject to audit and retroactive adjustment in future periods. In the opinion of management, adequate provision has been made for such adjustments and final settlements will not have a material effect on financial position or results of operations. The Balanced Budget Act (BBA), enacted in 1997, provided for, among other things, a Medicare prospective payment system (PPS) for skilled nursing facilities to be implemented for all cost reporting periods beginning on or after July 1, 1998.

     The Company's owned and leased Medicare certified skilled nursing facilities were phased into PPS based on their cost report years (159 facilities on January 1, 1999; 92 facilities on June 1, 1999 and 29 facilities on various dates between July 1, 1998 and August 1, 1999). At December 31, 1999, substantially all facilities are being paid by Medicare under PPS, and revenue consists of aggregate payments from Medicare for individual claims at the appropriate payment rates, which include reimbursement for ancillary services.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company is aware of certain current investigations and additional possible investigations involving allegations of potential wrongdoing with respect to Medicare and Medicaid. (See note 22). While the Company believes that it is in compliance, in all material respects, with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and an exclusion from the Medicare and Medicaid programs.

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

  (d) Property, Plant and Equipment

     The Company capitalizes costs associated with acquiring health care facilities and related interests therein. Pre-acquisition costs represent direct costs of the investigation and negotiation of the acquisition of operating facilities and ancillary business units; indirect and general expenses related to such activities are expensed as incurred. Pre-construction costs represent direct costs incurred to secure control of the development site, including the requisite certificate of need and other approvals, and to perform other initial tasks which are essential to the development and construction of a facility. Pre-acquisition and pre-construction costs are transferred to construction in progress and depreciable asset categories when the related tasks are completed. Interest cost incurred during construction is capitalized. Non-refundable purchase option fees related to operating leases are generally classified as leasehold interests and treated as deposits until
(1) the option is exercised, whereupon the deposit is applied as a credit against the purchase price, or (2) the option period expires or the Company concludes the option will not be exercised, if earlier, whereupon the deposit is written off as lease termination expense.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (d) Property, Plant and Equipment- (CONTINUED)

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

  (g) Intangible Assets Acquired

     Prior to the fourth quarter of 1999, intangible assets of businesses acquired (primarily goodwill) were amortized by the straight-line method primarily over 40 years, the period over which such costs were estimated to be recoverable through operating cash flows. As discused in previous reports, the Company has continued to evaluate the impact of the 1997 Balanced Budget Act
(BBA) upon future operating results of each business line, particularly the impact of the prospective payment system (PPS). Utilizing the Company's experience with PPS since January 1, 1999 (June 1, 1999 with respect to the Horizon facilities), the Company performed a preliminary analysis of such impact in the third quarter of 1999 and a more comprehensive analysis at December 31, 1999. PPS has had a dramatic negative impact on the operating results and financial condition of the Company. The PPS system has significantly reduced the revenues, cash flow and liquidity of the Company and the long-term care industry in 1999. As a result of the negative impact of the provisions of PPS, the Company changed the estimated life of its goodwill to 15-20 years. This change has been treated as a change in accounting estimate and is being recognized prospectively beginning October 1, 1999 (see notes 6 and 20).

  (h) Investments in and Advances to Affiliates

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

  (j) Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") in accounting for its stock options and warrants issued to employees. Additional information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") is discussed in note 12.

  (k) Impairment of Long-Lived Assets

     Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying value of an asset is not recoverable, the Company estimates the

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (k) Impairment of Long-Lived Assets- (CONTINUED)

projected undiscounted cash flows, excluding interest, of the related individual facilities and business units (the lowest level for which there are identifiable cash flows independent of other groups of assets) to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent and projected financial performance of its facilities and business units using standard industry valuation techniques. If an asset tested for recoverability was acquired in a business combination accounted for using the purchase method, the related goodwill is included as part of the carrying value and evaluated as described above in determining the recoverability of that asset.

     In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are changed, the carrying value of affected assets is allocated over the remaining lives.

     In estimating the future cash flows for determining whether an asset is impaired and if expected future cash flows used in measuring assets are impaired, the Company groups its assets at the lowest level for which there are identifiable cash flows independent of other groups of assets. These levels were each of the individual nursing/subacute facilities, and each of the home respiratory/infusion/DME, rehabilitation therapy, respiratory therapy, lithotripsy and mobile diagnostics divisions. In addition, the recoverability of goodwill is further evaluated under the provisions of APB Opinion No. 17 based on the undiscounted cash flows. If such costs are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. (See note 20.)

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


  (m) Earnings Per Share

     Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Additional information required by SFAS No. 128 is discussed in note 13.

  (n) Business and Credit Concentrations

     The Company's revenues are generated through approximately 1,300 service locations in 46 states and the District of Columbia, including 366 owned, leased and managed geriatric care facilities. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignments of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations) (see note 3).

  (o) Management Agreements

     IHS manages geriatric care facilities under contract for others for a fee which generally is equal to 4% to 8% of the gross revenue of the geriatric care facility. Under the terms of the contract, IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (o) Management Agreements- (CONTINUED)

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

  (p) Assets held for Sale

     In 1998, assets held for sale represent the assets of 26 physician practices acquired in the acquisition of RoTech Medical Corporation which were sold in 1999. Such amounts are carried at estimated net realizable value, less estimated carrying costs to be incurred during the holding period.

  (q) Discontinued operations

     In October 1998, the Company's Board of Directors adopted a plan to discontinue its home health nursing segment. Accordingly, the Company has reclassified its financial statements to present the operating results of the home health nursing segment as a discontinued operation. The operating results of home health nursing include interest expense (allocated based on debt specifically identified with acquisition financing) of $20,321 in 1997 and $25,678 in 1998. During the first and second quarter of 1999, the Company sold the home nursing segment for approximately $26 million.

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

  (s) Reclassifications

     Certain amounts presented in 1997 and 1998 have been reclassified to conform with the presentation for 1999.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) BUSINESS ACQUISITIONS

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1999

     Acquisitions in 1999 and the manner of payment are summarized as follows:

                                                                                          NOTES PAYABLE
                                                                                            AND OTHER
                                                                               CASH          ACCRUED           TOTAL
  MONTH                        TRANSACTION DESCRIPTION                         PAID      LIABILITIES (1)       COST
---------   -------------------------------------------------------------   ---------   -----------------   ----------
January     Assets of Suncoast of Manatee, Inc.                              $ 7,020        $  4,900         $11,920
January     Assets of Certified Medical Associates, Inc.                       1,950             810           2,760
March       Stock of Medical Rental Supply, Inc. and Andy Boyd's Inhome        3,314           1,583           4,897
            Medical/Inhome Medical, Inc.
May         Management agreement for Novacare, Inc.                            2,548              --           2,548
Various     12 acquisitions, each with total costs of less than $2,000         6,548           3,385           9,933
Various     Earnout payments in connection with 1998 acquisitions              6,380              --           6,380
Various     Cash payments of acquisition costs accrued in 1998 and 1999        3,392          (3,392)             --
                                                                             -------        --------         -------
                                                                             $31,152        $  7,286         $38,438
                                                                             =======        ========         =======

----------
(1) Amounts include a note payable of $4,900 to the owners of Suncoast of Manatee, Inc.

     During 1999, the Company issued an additional 162,998, 69,585, 18,097, 9,677 and 10,499 shares to stockholders of Medicare Convalescent Aids of Pinnellas Inc., Hialeah Convalescent Home, Premier Medical, Plateau Medical Equipment and Indiana Respiratory Care Inc., respectively, in connection with share price adjustments on prior business acquisitions.

   The allocation of the total costs of the 1999 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                                  CURRENT   PROPERTY, PLANT     OTHER    INTANGIBLE     CURRENT       TOTAL
                   TRANSACTION                     ASSETS    AND EQUIPMENT     ASSETS      ASSETS     LIABILITIES     COST
------------------------------------------------ --------- ----------------- ---------- ------------ ------------- ----------
Suncoast of Manatee, Inc.                         $    --       $11,920        $   --      $    --     $      --    $11,920
Certified Medical Associates, Inc.                     71            77            --        2,612            --      2,760
Medical Rental Supply, Inc. and Andy Boyd's
 Inhome Medical/Inhome Medical, Inc.                  270           374            --        4,253            --      4,897
Management agreement for Novacare, Inc.            30,000            --            --       42,776       (70,228)     2,548
Earnout payments in connection with 1998 acqui-
 sitions                                               --            --            --        6,380            --      6,380
Other acquisitions                                    654           752          (421)       9,079          (131)     9,933
                                                  -------       -------        ------      -------     ---------    -------
                                                  $30,995       $13,123        $ (421)     $65,100     $ (70,359)   $38,438
                                                  =======       =======        ======      =======     =========    =======

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) BUSINESS ACQUISITIONS- (CONTINUED)

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1998

     Acquisitions in 1998 and the manner of payment are summarized as follows:

                                                                                                           NOTES PAYABLE
                                                                                                COMMON       AND OTHER
                                                                                     CASH       STOCK         ACCRUED        TOTAL
MONTH                             TRANSACTION DESCRIPTION                            PAID     ISSUED(1)   LIABILITIES(2)     COSTS
----------- -------------------------------------------------------------------  ----------- ----------- ---------------- ----------
January     Stock of Paragon Rehabilitative Service, Inc.                         $     --     $10,758      $     425      $ 11,183
February    Assets of Health Star, Inc.                                              2,855          --            310         3,165
February    Stock of Medicare Convalescent Aids of Pinellas d/b/a                      830       3,654            216         4,700
            Medaids, RxStat, Prime Medical Services
February    Stock of Michigan Medical Supply                                         1,900          --            265         2,165
February    Assets of Nutmeg Respiratory Homecare                                    2,340          --            217         2,557
March       Assets of Chancy Healthcare Serice, Inc.,                                5,335          --            355         5,690
            Chancy Oxygen Services, CHS Home Infusion Company,
            Inc., Chancy Healthcare Services of Waynesboro
April       Stock of Magnolia Group, Inc.                                               --      15,118          1,000        16,118
May         Assets of American Mobile Health Systems, Inc.                              --       2,800             --         2,800
May         Assets of Eastern Home Care & Oxygen, Inc., Mira Associates,
            Altoona Medox Enterprises, Professional Home Care, Keystone Home
            Oxygen Services                                                          3,820          --            405         4,225
May         Assets of First Community Care, Inc.                                     5,630       2,282            988         8,900
June        Assets of Metropolitan Lithotripter Associates                           3,099       7,802            281        11,182
June        Stock of Premiere Associates, Inc.                                       6,500      29,264         20,127        55,891
June        Assets of Apex Home Care, Inc.                                           2,666          --            270         2,936
June        Assets of Osborne Medical, Inc.                                          1,960          --            135         2,095
July        Stock of Collins Rentals, Inc.                                           2,484          --            411         2,895
August      Stock of Home Care Oxygen Services, Inc.                                 3,650          --            267         3,917
August      Assets of Tri-County Medical Oxygen, Inc.                                2,075          --            161         2,236
August      Assets of American Oxygen Services of Tennessee                             --       1,981            137         2,118
September   Assets of Accucare Medical Corporation                                      --       2,854             84         2,938
September   Assets of Valley Oxygen & Medical Equipment, Inc.                        2,464          --            386         2,850
October     Assets of Mark-Daniel Enterprises, Inc. d/b/a Arrowhealth Medical        7,915          --            765         8,680
            Supply
October     Assets of Professional Respiratory Care, Inc.                            2,180          --            177         2,357
October     Stock of Acadia Home Care                                                2,180          --            198         2,378
November    Assets of Oakwood Manor Nursing Center, Inc.                             5,818          --             --         5,818
November    Assets of Norcare Home Medical, Inc.                                     2,486          --            203         2,689
November    Stock of RespaCare, Inc.                                                 3,783          --            302         4,085
November    Assets of Caremor Health Services, Inc.                                  2,219          --             69         2,288
Various     71 acquisitions, each with total costs of less than $2,000              40,038      16,962          5,031        62,031
Various     Cash payments of acquisition costs accrued in 1997 and 1998             92,699          --        (92,699)           --
                                                                                 ---------   ---------   ------------     ---------
                                                                                  $206,926     $93,475      $ (59,514)     $240,887
                                                                                 =========   =========   ============     =========

----------
(1) Represents shares of IHS Common Stock as follows: 361,851 shares for Paragon Rehabilitive; 122,376 shares for Medicare Convalescence Aids of Pinellas; 447,419 shares for Magnolia Group; 89,634 shares for American Mobile Health Systems; 90,627 shares for First Community Care; 348,974 shares for Metropolitan Lithotripter Associates; 800,561 shares for Premiere Associates; 61,061 shares for American Oxygen Services of Tennessee; 128,972 shares for Accucare Medical Corporation; and 302,718 shares for other acquisitions each with total cost less than $2,000. During 1998, the Company issued an additional 50,253 shares to shareholders of Arcadia Services.

(2) Amounts include note payable of $15,000 to the shareholders of Premiere Associates.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) BUSINESS ACQUISITIONS- (CONTINUED)

     The allocation of the total costs of the 1998 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                         CURRENT   PROPERTY, PLANT    OTHER   INTANGIBLE     CURRENT      LONG-TERM      TOTAL
              TRANSACTION                 ASSETS    AND EQUIPMENT    ASSETS     ASSETS     LIABILITIES   LIABILITIES     COSTS
--------------------------------------- --------- ----------------- -------- ------------ ------------- ------------- ----------
Paragon Rehabilitative Service, Inc.     $ 1,505       $     85      $    4    $ 13,036     $  (3,427)    $     (20)   $ 11,183
Health Star, Inc.                            323            110          --       2,732            --            --       3,165
Medicare Convalescent Aids of Pinellas
 d/b/a Medaids, RxStat, Prime Medi-
 cal Services                                913            366          --       3,698          (277)           --       4,700
Michigan Medical Supply                      215            295          --       1,801          (131)          (15)      2,165
Nutmeg Respiratory Homecare                  469            146          --       1,942            --            --       2,557
Chancy Healthcare Serice, Inc., Chancy
 Oxygen Services, CHS Home Infu-
 sion Company, Inc., Chancy Health-
 care Services of Waynesboro                 575             40          --       5,075            --            --       5,690
Magnolia Group, Inc.                       4,962         29,101         734          --        (8,989)       (9,690)     16,118
American Mobile Health Systems, Inc.       1,112             --           1       2,575          (888)           --       2,800
Eastern Home Care & Oxygen, Inc.,
 Mira Associates, Altoona Medox
 Enterprises, Professional Home
 Care, Keystone Home Oxygen Serv.            483            859          --       2,883            --            --       4,225
First Community Care, Inc.                 1,998            639         661       7,102            --        (1,500)      8,900
Metropolitan Lithotripter Associates       2,485          1,860         431      18,846       (11,500)         (940)     11,182
Premiere Associates, Inc.                  2,986         91,990          --      39,030       (35,819)      (42,296)     55,891
Apex Home Care, Inc.                         360            393          --       2,483            --          (300)      2,936
Osborne Medical, Inc.                          6            142          --       1,947            --            --       2,095
Collins Rentals, Inc.                        234            400          --       2,261            --            --       2,895
Home Care Oxygen Services, Inc.              266            369          --       3,282            --            --       3,917
Tri-County Medical Oxygen, Inc.              206             47          --       1,983            --            --       2,236
American Oxygen Services of Tennes-
 see                                         303             19          --       1,915          (119)           --       2,118
Accucare Medical Corporation                 423            195          --       2,966          (646)           --       2,938
Valley Oxygen & Medical Equipment,
 Inc.                                        500             46          --       2,304            --            --       2,850
Mark-Daniel Enterprises, Inc. d/b/a
 Arrowhealth Medical Supply                1,578          1,299          --       7,043        (1,240)           --       8,680
Professional Respiratory Care, Inc.          178            216          --       1,963            --            --       2,357
Acadia Home Care                             199             49          --       2,130            --            --       2,378
Oakwood Manor Nursing Center, Inc.            --          9,720          --          --            --        (3,902)      5,818
Norcare Home Medical, Inc.                   144            141          --       2,404            --            --       2,689
RespaCare, Inc.                              622            207          --       4,506            --        (1,250)      4,085
Caremor Health Services, Inc.                286            245          --       1,757            --            --       2,288
Other acquisitions                         3,664          5,140       5,258      50,090        (1,164)         (957)     62,031
                                         -------       --------      ------    --------     ---------     ---------    --------
                                         $26,995       $144,119      $7,089    $187,754     $ (64,200)    $ (60,870)   $240,887
                                         =======       ========      ======    ========     =========     =========    ========

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) BUSINESS ACQUISITIONS- (CONTINUED)

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1997

     Acquisitions in 1997 and the manner of payment are summarized as follows:

                                                                                                          NOTES PAYABLE
                                                                                                COMMON      AND OTHER
                                                                                    CASH        STOCK        ACCRUED
MONTH                              TRANSACTION DESCRIPTION                          PAID      ISSUED(1)    LIABILITIES    TOTAL COST
----------- -------------------------------------------------------------------- ----------- ----------- -------------- ------------
January     Stock of In-Home Health Care, Inc., a home healthcare services       $    3,200   $     --     $      250    $    3,450
            provider
February    Assets of Portable X-Ray Labs, Inc., a mobile x-ray services provider     4,900         --          1,300         6,200
March       Payment of earnout in connection with Achievement Rehab acquisition          --     26,439             --        26,439
            in December 1993
June        Stock of Health Care Industries, Inc., a home healthcare services         1,825         --            500         2,325
            provider
June        Assets of Rehab Dynamics, Inc. and Restorative Therapy, Ltd.,             8,203     11,460          2,500        22,163
            contract rehabilitation companies(2)
August      Stock of Ambulatory Pharmaceutical Services, Inc. and APS American,      18,125     18,125          1,950        38,200
            Inc., home healthcare services providers
August      Stock of Arcadia Services, Inc., a home healthcare services provider         --     17,169          3,000        20,169
September   Stock and assets of Barton Creek Healthcare, Inc., a home                 4,857         --            280         5,137
            healthcare services provider
September   Stock of Community Care of America, Inc., an operator of skilled         99,883         --          5,995       105,878
            nursing facilities
October     Assets of Coram Lithotripsy Division, an operator of lithotripsy        131,000         --          7,500       138,500
            units
October     Stock of RoTech Medical Corporation, a respiratory therapy company           --    506,648         22,597       529,245
November    Assets of Durham Meridian Limited Partnership (Treyburn)                  4,775         --             --         4,775
November    Stock of HPC America, Inc., an operator of home infusion and             26,127         --            825        26,952
            home healthcare companies
November    Assets of Richards Medical Company, Inc., a respiratory therapy           1,993         --            160         2,153
            company
November    Assets of Central Medical Supply Company, Inc., a respiratory therapy     1,872         --            178         2,050
            company
November    Assets of Hallmark Respiratory Care, a respiratory therapy company        3,768         --            145         3,913
November    Leasehold interest in Shadow Mountain, a skilled nursing facility         4,020         --             42         4,062
December    Assets of certain businesses owned by HEALTHSOUTH Corporation         1,159,142         --         50,980     1,210,122
December    Assets of Sunshine Medical Equipment, Inc., a respiratory therapy         3,290         --            270         3,560
            company
December    Assets of Quest, Inc., a respiratory therapy company                     33,000         --            385        33,385
Various     17 acquisitions, each with total costs of less than $2,000                9,010         --            894         9,904
Various     Cash payments of acquisition costs accrued in 1996 and 1997              41,406         --        (41,406)           --
                                                                                 ----------   --------     ----------    ----------
                                                                                 $1,560,396   $579,841     $   58,345    $2,198,582
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

(2) Pursuant to an agreement with the former owners of Rehab Dynamics, Inc., an earnout of up to $11,700 is potentially payable, 60% of which is to be in the Company's common stock.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) BUSINESS ACQUISITIONS- (CONTINUED)

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
                                     ==========   ==========    ==========    ==========

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) BUSINESS ACQUISITIONS- (CONTINUED)

     Unaudited pro forma combined results of operations of the Company giving effect to the foregoing acquisitions for the years ended December 31, 1998 and 1999 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1998.

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                         -----------------------------
                                                              1998           1999
                                                         ------------- ---------------
  Revenues .............................................  $3,354,882    $  2,667,041
  Earnings (loss) from continuing operations ...........     159,207      (2,240,153)
  Net loss .............................................     (45,663)     (2,230,958)
  Per Common Share--basic:
    Earnings (loss) from continuing operations .........  $     3.19    $     (44.86)
    Net loss ...........................................       (0.92)         (44.67)
  Per Common Share--diluted:
    Earnings (loss) from continuing operations .........  $     2.89    $     (44.86)
    Net loss ...........................................       (0.66)         (44.67)


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

     In connection with its business acquisitions, the Company incurs transaction costs, costs to exit certain activities and costs to terminate or relocate certain employees of acquired companies. Liabilities accrued in the acquisition cost allocations represent direct costs of acquisitions, which consist primarily of transaction costs for legal, accounting and consulting fees, of $66,440 in 1997, $13,442 in 1998 and $690 in 1999, as well as exit costs and employee termination and relocation costs of $33,220 in 1997, $4,743 in 1998 and $510 in 1999. Accrued acquisition liabilities for exit costs and employee termination and relocation costs are recognized in accordance with EITF 95-3, "Recognition Of Liabilities In Connection With A Purchase Business Combination" and are summarized as follows for the years ended December 31, 1997, 1998 and 1999:

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) BUSINESS ACQUISITIONS- (CONTINUED)

                                                                 EMPLOYEE
                                                              TERMINATION AND
                                                   EXIT         RELOCATION
                                                  COSTS            COSTS            TOTAL
                                               -----------   ----------------   ------------
Balance at December 31, 1996 ...............    $   5,877       $   5,162        $  11,039
Acquired companies -- 1997 .................       10,205          23,015           33,220
Payments charged against liability .........       (3,952)        (11,346)         (15,298)
Adjustments recorded to:
 Cost of acquisitions ......................       (1,925)            160           (1,765)
 Operations ................................           --              --               --
                                                ---------       ---------        ---------
Balance at December 31, 1997 ...............       10,205          16,991           27,196
Acquired companies -- 1998 .................           --           4,743            4,743
Payments charged against liability .........      (13,032)        (31,159)         (44,191)
Adjustments recorded to:
 Cost of acquisitions ......................        2,827          11,180           14,007
 Operations ................................           --              --               --
                                                ---------       ---------        ---------
Balance at December 31, 1998 ...............           --           1,755            1,755
Acquired companies -- 1999 .................           --             510              510
Payments charged against liability .........           --          (2,702)          (2,702)
Adjustments recorded to:
 Cost of acquisitions ......................           --             437              437
 Operations ................................           --              --               --
                                                ---------       ---------        ---------
Balance at December 31, 1999 ...............    $      --       $      --        $      --
                                                =========       =========        =========

     The Company has not finalized its plans to exit activities (exit plans) and to terminate or relocate employees (termination plans) of certain companies acquired in 1999. Unresolved issues relate primarily to the finalization of severance and termination arrangements. Accordingly, unresolved issues could result in additional liabilities for salaries, benefits and related increases to the acquisition cost. These adjustments will be reported primarily as an increase or decrease in goodwill.

     There were no significant exit plans at December 31, 1999 and 1998. The exit plans at December 31, 1997 consisted of the discontinuation of certain activities of the businesses acquired from HEALTHSOUTH Corporation, Arcadia Services and Ambulatory Pharmaceutical Services, including estimates for costs related to the closure of duplicative facilities, lease termination fees and other exit costs as defined in EITF 95-3. Significant exit activities relating to the 1997 acquisitions were completed by December 31, 1998.

     The termination plans for the year ended December 31, 1999 were completed by December 31, 1999. The termination plans at December 31, 1998 relate primarily to the following employee groups with the indicated anticipated dates of completion of termination/relocation: Paragon Rehabilitative Service by January 1999; Arrowhealth Medical Supply by October 1999; Eastern Home Care and Oxygen by May 1999, First Community Care by May 1999 and Valley Oxygen and Medical Equipment by September 1999. The termination plans at December 31, 1997 relate primarily to the following employee groups with the indicated anticipated dates of completion of termination/relocation: businesses acquired from HEALTHSOUTH Corporation by December 1998, RoTech and the Lithotripsy Division of Coram by October 1998, Portable X-Ray Labs by February 1998, Rehab Dynamics by June 1998, Arcadia and Ambulatory Pharmaceutical Services by August 1998, and Community Care of America by September 1998.

     In addition to the accrued acquisition liabilities described above, the Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must await

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) BUSINESS ACQUISITIONS- (CONTINUED)

additional information for the resolution or final measurement of contingencies and valuation estimates during the allocation period, which usually does not exceed one year from the date of acquisition. Accordingly, the effect of the resolution or final measurement of such matters during the allocation period is treated as an acquisition adjustment primarily to the amount of goodwill recorded. After the allocation period, such resolution or final measurement is recognized in the determination of net earnings. Preacquisition contingencies in connection with the Company's business acquisitions primarily relate to Medicare and Medicaid regulatory compliance matters, claims subject to intermediary audits, income tax matters and legal proceedings. During the three years ended December 31, 1999, the Company resolved or completed the final measurement of certain preacquisition contingencies related to business acquisitions. Accordingly, the Company adjusted the original allocation of these businesses by increasing goodwill, decreasing certain third-party payor settlements receivable, and increasing certain current liabilities. In 1998, the Company completed the final measurement of the fair value of assets acquired and liabilities assumed, including pre-acquisition contingencies, and recorded adjustments to the December 31, 1997 preliminary estimated amounts. Such adjustments related primarily to the businesses acquired from HEALTHSOUTH on December 31, 1997. Such final measurement resulted in adjustments to increase the obligation for unfavorable leases and contracts by approximately $65,380, related primarily to certain neuro-rehabilitative facilities in Massachusetts, to increase accrued liabilities for certain litigation matters by approximately $23,785 and to increase valuation allowances on certain receivables by approximately $10,345. In addition, the Company recorded additional liabilities of approximately $30,920 related to commitments to certain HMO businesses which were sold by RoTech concurrent with its acquisition by IHS. Such commitments were finalized in 1998. Management is aware of certain adjustments that might be required with respect to acquisitions recorded at December 31, 1999; accordingly, the original allocation could be adjusted to the extent that finalized amounts differ from the estimates.

(3) PATIENT ACCOUNTS AND THIRD-PARTY PAYOR SETTLEMENTS RECEIVABLE

     Patient accounts and third-party payor settlements receivable consist of the following as of December 31, 1998 and 1999:

                                                                                   1998          1999
                                                                               -----------   -----------
Patient accounts receivable ................................................    $735,169      $693,607
Less: Allowance for doubtful accounts ......................................     165,260       164,449
                                                                                --------      --------
                                                                                 569,909       529,158
Third party payor settlements, less allowance for contractual adjustments of
 $24,565 and $29,151........................................................      79,197        53,389
                                                                                --------      --------
                                                                                $649,106      $582,547
                                                                                ========      ========

     Gross patient accounts receivable and third-party payor settlements receivable from the Federal government (Medicare) were $215,590 and $219,755 at December 31, 1998 and 1999, respectively. Amounts receivable from various states (Medicaid) were $175,414 and $167,190, respectively, at such dates, which relate primarily to the states of Florida, Nebraska, New Mexico, Texas, Pennsylvania, Ohio, Georgia, South Carolina, North Carolina, Louisiana and Nevada.

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The Company's investments in and advances to affiliates at December 31, 1998 and 1999 are summarized as follows:
                                                     1998        1999
                                                  ---------   ---------
Investments accounted for by the equity method:
 Lyric Healthcare LLC .........................    $ 3,283     $4,311
                                                   -------     ------
Other investments:
 Craegmoor Healthcare .........................      6,716      3,358
 Other ........................................      6,344      1,000
                                                   -------     ------
                                                   $16,343     $8,669
                                                   =======     ======

     Investments in significant unconsolidated affiliates are summarized below.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES- (CONTINUED)

TUTERA HEALTH CARE MANAGEMENT, L.P.

     In January, 1993, a wholly-owned subsidiary of IHS, Integrated Health Services of Missouri, Inc. ("IHSM"), invested $4,650 for a 49% interest in Tutera Health Care Management, L.P. (the "Partnership" or "Tutera"), a partnership newly formed to manage and operate approximately 8,000 geriatric care and assisted retirement beds. Cenill, Inc., a wholly owned subsidiary of Tutera Group, Inc., is the sole general partner of the Partnership and owns a 51% interest therein. Subject to certain material transactions requiring the approval of IHSM, the business of the Partnership was conducted by its general partner. In November 1998, the Company sold its 49% interest in Tutera to the general partner of the Partnership. In addition, the Company purchased one of the Tutera facilities, exercising its purchase option.

CRAEGMOOR HEALTHCARE

     The Company had a 21.3% interest in the common stock and a 63.7% interest in the 6% cumulative convertible preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. The Preferred Stock had preferences as to liquidation. Upon conversion of the preferred stock, the Company would have owned approximately 31.4% of Speciality (assuming no further issuances). In February 1998 Speciality was acquired by Craegmoor Healthcare Company Limited ("Craegmoor"), an owner and operator of residential nursing homes in the United Kingdom, through an exchange of capital stock. As a result of the exchange, IHS owns less than 10% of the outstanding ordinary shares of Craegmoor. In 1999, the Company incurred a loss on the impairment on this investment of $3.4 million.

LYRIC HEALTH CARE LLC ("LYRIC")

     In January 1998, the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44,500, which facilities were leased back by Lyric Health Care LLC ("Lyric"), a newly formed subsidiary of IHS, at an annual rent of approximately $4,500. The Company recorded a $2,500 loss in 1997 in anticipation of the sale of these facilities. In a related transaction, TFN Healthcare Investors, LLC ("TFN"), an entity in which Timothy F. Nicholson, a director of IHS, is the principal member, purchased a 50% interest in Lyric for $1,000 and IHS' interest in Lyric was reduced to 50%.

     In March 1998, the Company sold an additional five long-term care facilities to Omega Healthcare Investors, Inc. for approximately $50,000, which facilities were leased back to Lyric at an annual rent of approximately $4,900. The Company recorded no gain or loss on this transaction.

     In connection with these transactions, IHS also entered into management and franchise agreements with Lyric which provide for initial terms of 13 years with two renewal options of 13 years each. The base management fee was 3% of gross revenues in 1998 and increased to 4% of gross revenues in 1999 pursuant to the management agreement, as amended. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants Lyric the authority to use the Company's trade names and proprietary materials.

     On February 1, 1998 Lyric also entered into a five-year employment agreement with Timothy F. Nicholson, the principal stockholder of TFN and a director of the Company. Pursuant to Lyric's operating agreement, Mr. Nicholson serves as Managing Director of Lyric and has the day-to-day authority for the management and operation of Lyric and initiates policy proposals for business plans, acquisitions, employment policy, approval of budgets, adoption of insurance programs, additional service offerings, financing strategy, ancillary service usage, change in material terms of any lease and adoption/amendment of employee health, benefit and compensation plans. Lyric will dissolve on December 31, 2047 unless extended for an

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  INVESTMENTS IN AND ANDVANCES IN AFFILIATES- (CONTINUED)

additional 12 months. As a result of the aforementioned transactions IHS no longer controls Lyric and, accordingly, accounts for its investment in Lyric using the equity method of accounting. Under the equity method of accounting for Lyric, IHS records 50% of Lyric's earnings and losses pursuant to the amended operating agreement. The equity method is applied to the Company's investment in Lyric, including outstanding loans and management and franchise fees.

     Cash flow deficiencies, if any, of Lyric may be satisfied by (1) available working capital loans under a revolving credit facility from Copelco/American Healthfund, Inc. of $25,000 in 1999 ($10,000 in 1998), (2) obtaining additional borrowings under new debt arrangements, (3) obtaining additional capital contributions from IHS and TFN, the existing members of Lyric, although such contributions are not required and, in the case of IHS, are not permitted under the DIP agreement, and (4) admission of new members to Lyric.

     In connection with the 1999 transactions with Monarch, discussed in note 19, the Company entered into management and franchise agreements with Lyric which provide an initial term of 10 years with three renewal options of five years each. The base and incentive management fees are the same as the earlier transaction discussed above.

     The Company's equity in earnings (loss) of affiliates for the years ended December 31, 1997, 1998 and 1999 is summarized as follows:

                           1997        1998       1999
                        ---------   ---------   --------
Tutera ..............    $  486      $  892      $   --
Lyric ...............        --        (508)      2,208
Speciality ..........      (211)         --          --
Other ...............      (187)         --          --
                         ------      ------      ------
                         $   88      $  384      $2,208
                         ======      ======      ======

     The Company received cash distributions of equity from its affiliates of $245 in 1997 and $843 in 1998. The Company did not receive cash distributions of equity from its affiliates in 1999.

     Selected unaudited financial information for the combined affiliates accounted for under the equity method is as follows:

                             DECEMBER 31,     DECEMBER 31,
                                 1998             1999
                            --------------   -------------
Working capital .........       $1,674          $21,448
Total assets ............        8,524           56,730
Long-term debt ..........        1,559           24,871
Equity ..................        1,074            5,723
                                ------          -------

                                      YEARS ENDED DECEMBER 31,
                                -------------------------------------
                                   1997         1998          1999
                                ----------   ----------   -----------
Revenues ....................    $ 38,621     $77,143      $273,603
Net (loss) earnings .........      (2,133)        869         4,416
                                 ========     =======      ========

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1998 and 1999 are summarized as follows:

                                                                1998           1999
                                                            ------------   ------------
Land ....................................................   $   62,247     $   44,394
Buildings and improvements ..............................      572,265        321,584
Leasehold improvements and leasehold interests ..........      434,461        319,717
Equipment ...............................................      515,188        513,662
Rental property .........................................           --        195,934
Construction in progress ................................       59,452          1,129
Pre-construction and pre-acquisition costs ..............        8,043          1,120
                                                            ----------     ----------
                                                             1,651,656      1,397,540
Less accumulated depreciation and amortization ..........      182,534        232,863
                                                            ----------     ----------
 Net property, plant and equipment ......................   $1,469,122     $1,164,677
                                                            ==========     ==========

     Included in leasehold improvements and leasehold interests are purchase option deposits on 63 facilities of $47,917 at December 31, 1999, of which $43,702 is refundable and 64 facilities of $71,415 at December 31, 1998 of which $46,411 is refundable.

     At December 31, 1999, rental property includes $196 million of land, buildings, improvements and equipment relating to 33 facilities transferred to Monarch Properties, LP in January and September 1999 and leased to subsidiaries of Lyric Health Care LLC. The Company is managing these facilities for Lyric under long-term management agreements. This transaction has been accounted for as a financing in the financial statements consistent with generally accepted accounting principles. Thus, solely for purposes of the financial statements, the proceeds received from Monarch on the transfer of the 33 facilities have been treated as debt and the assets of these facilities are reported on the balance sheet of the Company as rental property. Consistent with the Company's original purposes for entering into the transactions with Monarch, the Company believes that there is no debt obligation recognizable under law owing to Monarch. Under the transaction documents, Monarch has no recourse to assets or income of the Company (other than the transferred properties). In addition, Monarch's commercial lender that assisted in funding these transactions has no recourse to assets or income of the Company (other than the transferred properties). Consistent with the transaction documents, Monarch has legal title to the facilities which are leased to Lyric under an operating lease. (See notes 9 and 19)

(6) INTANGIBLE ASSETS

     Intangible  assets are summarized as follows at December 31, 1998 and 1999:

                                                                               1998            1999
                                                                          -------------   -------------
Intangible assets of businesses acquired, primarily goodwill ..........    $3,033,290      $1,372,027
Deferred financing costs ..............................................        57,487          73,801
                                                                           ----------      ----------
                                                                            3,090,777       1,445,828
Less accumulated amortization .........................................       120,614          91,908
                                                                           ----------      ----------
 Net intangible assets ................................................    $2,970,163      $1,353,920
                                                                           ==========      ==========

     Management regularly evaluates whether events or circumstances have occurred that would indicate an impairment in the value or the life of goodwill. In accordance with SFAS No. 121, if there is an indication that the carrying value of an asset, including goodwill, is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the related business unit to determine if an impairment loss should be recognized. Such impairment loss is determined by comparing the carrying amount of the asset, including goodwill, to its estimated fair value. The Company performs the impairment analysis at the individual facility and business unit level. See note 20 for information regarding impairment of assets in the year ended December 31, 1999.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1998 and 1999 are summarized as follows:

                                                                           1998          1999
                                                                       -----------   -----------
   Accounts payable ................................................    $218,718      $165,476
   Accrued salaries and wages ......................................      69,114        49,698
   Accrued workers' compensation and other claims ..................      13,226        12,615
   Accrued interest ................................................      69,347        91,162
   Accrued acquisition liabilities (exit costs and employee termina-
     tion and relocation costs) ....................................       1,755            --
   Accrued transaction costs .......................................         720            --
   Other accrued expenses ..........................................      90,250        97,631
                                                                        --------      --------
                                                                        $463,130      $416,582
                                                                        ========      ========

(8) DISCONTINUED OPERATIONS

     In October 1998, the Company's Board of Directors adopted a plan to discontinue operations of the home health nursing segment. Accordingly, in 1998, the operating results of the home health nursing segment have been segregated from continuing operations and reported as a separate line item in the statement of operations. The loss from the discontinued operations is summarized as follows:

       Operating loss through September 30, 1998 (the measurement
        date) of $61,902 less income tax benefit of $25,999............    $ 35,903
       Loss on disposal of assets, including estimated losses from mea-
        surement date through the expected disposal date (June 30,
        1999) of $68,556, less income tax benefit of $57,292...........     168,967
                                                                           --------
                                                                           $204,870
                                                                           ========

     The assets and liabilities of the home health nursing segment at December 31, 1998 have been reflected as a net non-current asset based substantially on the original classification of such assets and liabilities which are summarized as follows: .

                                                          DECEMBER 31,
                                                              1998
                                                         -------------
       Current assets ................................     $  64,916
       Property, plant and equipment .................        10,337
       Current liabilities ...........................       (59,826)
       Non-current liabilities .......................        (2,927)
                                                           ---------
       Net assets of discontinued operations .........     $  12,500
                                                           =========

     Operating results including the effects of interest expense incurred in connection with acquisition financing are as follows:

                                                            1997          1998(1)
                                                       -------------   -------------
Net revenue ........................................     $ 590,569       $ 230,104
Operating, general and administrative expenses......       537,713         242,702
Depreciation and amortization ......................        14,588          12,627
Rent ...............................................        30,781          18,186
Interest ...........................................        20,321          18,491
Non-recurring charges(2) ...........................         9,586              --
                                                         ---------       ---------
Loss before income taxes ...........................       (22,420)        (61,902)
Income tax benefit .................................         8,789          25,999
                                                         ---------       ---------
Loss from operations ...............................     $ (13,631)      $ (35,903)
                                                         =========       =========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(8) DISCONTINUED OPERATIONS- (CONTINUED)

----------
(1) Represents results for the nine months ended September 30, 1998 (the measurement date).

(2) Non-recurring charge represents an $8,199 charge to exit a home health management contract, and a $1,387 charge resulting from the closure of certain redundant operations.

     The loss from operations of the home health nursing segment for the period from the measurement date through December 31, 1998 was $31,063. Such loss reflects the effects of provisions for estimated lease termination costs and other costs incurred to close home health agencies during this period.

     In the first half of 1999, the Company sold the remaining assets of the home health nursing segment for cash of $26,300. The estimated loss on disposal gives effect to the terms of these contracts.

(9) LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1999 is summarized as follows:

                                                                                                1998         1999
                                                                                           ------------- ------------
Revolving credit and term loan facility notes:
 Revolving credit loans ..................................................................  $  766,000    $  963,914
 Term loans ..............................................................................   1,138,500     1,129,764
                                                                                            ----------    ----------
                                                                                             1,904,500     2,093,678
 Less current portion ....................................................................      11,500     2,093,678
                                                                                            ----------    ----------
 Total revolving credit and term loan facility notes, less current portion ...............  $1,893,000    $       --
                                                                                            ==========    ==========
Mortgages and other long-term debt:
 Loans payable to Monarch at LIBOR plus 2.875% (8.70% at December 31, 1999), due January
  2003 (see note 19) .....................................................................  $       --    $  137,509
 Loans payable to Monarch at LIBOR plus 3.5% (9.32% at December 31, 1999), due Septem-
  ber 2004 (see note 19) .................................................................          --         5,185
 8.094% note payable, due December 2001 ..................................................       9,037            --
 Prime plus 1.25% note payable (9.75% at December 31, 1999), due December 2000 ...........       7,788            --
 Mortgages payable in monthly installments of $62, including interest at rates ranging
  from 9% to 14%..........................................................................       3,143         2,877
 Prime plus 1% (9.5% at December 31, 1999) note payable in monthly installments of $89,
  including interest, with final payment in January 2020 .................................       9,535         9,386
 Seller notes, interest rates ranging from 10% to 14%, with final payment due in July
  2000....................................................................................       1,489         1,450
 LIBOR plus 1.75% (7.57% at December 31, 1999) mortgage note payable in monthly install-
  ments of $51, including interest, with final payment due December 2000..................       6,142         5,997
 Mortgages payable in monthly installments of $89, including interest at rates ranging
  from  10.09% to 10.64% .................................................................       8,762         8,685
 10.89% mortgage note payable in monthly installments of $41, including interest, due
  April 2015..............................................................................       3,827         3,796
 11.5% mortgage note payable in monthly installments of $65, including interest, due
  January 2006............................................................................       4,966         4,930
 11% mortgage note payable in monthly installments of $216, including interest, due
  December  2010..........................................................................      19,123        18,777
 11.5% mortgage note payable in monthly installments of $55, including interest, due
  January 2006............................................................................       4,184         4,156
 11% mortgage note payable in monthly installments of $41, including interest, due
  December  2006..........................................................................       2,808         2,736
 8.6% mortgage note payable in monthly installments of $30, including interest, due July
  2034....................................................................................       4,015         3,997
 7.89% mortgage payable in monthly installments of $409 including interest, due July 2023.      52,674        52,006
 9.95% mortgage payable due December 2003, interest payable monthly ......................      37,500        37,500
 9.5% mortgage notes payable due March 2008, interest payable monthly ....................      12,000        12,000
 8% mortgages payable in annual installments of $880 including interest, due January 2003.       3,000         2,200
 8.69% mortgages payable in monthly installments of $35 including interest due September
  2004...................................................................................        3,902         3,770
 11.25% mortgages payable in monthly installments of $47 including interest due November
  2006...................................................................................        4,925         4,917
 7.75% notes payable due September 2024 ..................................................      13,159        12,989
 3% to 6% seller notes with final payment due June 2001 ..................................       3,373         4,930

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(9) LONG-TERM DEBT - (CONTINUED)

                                                                                                1998         1999
                                                                                           ------------- ------------
 Other ...................................................................................      17,177        18,669
                                                                                                ------        ------
 Total mortgages and other debt ..........................................................     232,529       358,462
 Less current portion ....................................................................       5,260        40,191
                                                                                               -------       -------
 Total mortgages and other long-term debt, less current portion ..........................  $  227,269    $  318,271
                                                                                            ==========    ==========
Subordinated debt:
 5 3/4% Convertible Senior Subordinated Debentures due January 1, 2001, with interest
   payable semi-annually on January 1 and July 1 .........................................  $  143,750    $  142,659
 5 1/4% Convertible Subordinated Debentures due June 1, 2003 of RoTech Medical Corpora-
  tion, with interest payable semi-annually on June 1 and December 1 .....................       2,026         1,979
 9 5/8% and 10 3/4% Senior Subordinated Notes due May 31, 2002, and July 15, 2004 with
   interest payable semi-annually ........................................................         132           132
 10 1/4% Senior Subordinated Notes due April 30, 2006, with interest payable
   semi-annually on April 30 and October 30 ..............................................     150,000       143,950
 9 1/2% Senior Subordinated Notes due September 15, 2007, with interest payable
   semi-annually  on March 15 and September 15 ...........................................     450,000       450,000
 9 1/4% Senior Subordinated Notes due January 15, 2008, with interest payable
   semi-annually on January 15 and July 15 ...............................................     500,000       496,655
                                                                                            ----------    ----------
 Total subordinated debt, included in current portion ....................................   1,245,908     1,235,375
                                                                                            ----------    ----------
 Less current portion ....................................................................          --     1,235,375
                                                                                            ----------    ----------
 Total subordinated debt, less current portion ...........................................  $1,245,908    $       --
                                                                                            ==========    ==========

     Due to the failure of the Company to make interest payments and comply with certain financial covenants, the Company is in default under the revolving credit and term loan facility, all subordinated debt and a portion of its mortgages and other debt. Accordingly, these obligations are classified as current liabilities at December 31, 1999.


REVOLVING CREDIT AND TERM LOAN FACILITY

     The Company has a $2,150,000 revolving credit and term loan facility consisting of a $1,150,000 term loan facility and a $1,000,000 revolving credit facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility"), which replaced its prior $700,000 revolving credit facility. The New Credit Facility consisted of a $750,000 term loan facility (the "Term Facility") and a $1,000,000 revolving credit facility, including a $100,000 letter of credit subfacility and a $10,000 swing line subfacility (the "Revolving Facility"). As of December 31, 1999, $736,875 was outstanding under the term facility and was payable as follows (in equal quarterly installments): each of 1999, (as to which three of the four payments were made), 2000, 2001 and 2002 -- $7,500; 2003 -- $337,500 and 2004 --
$375,000. The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) one and three-quarters percent or two percent (depending on the ratio of the Company's Debt (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one-half percent or three-quarters of one percent (depending on the Debt/EBITDAR Ratio).

     In connection with the December 1997 acquisition of certain businesses from HEALTHSOUTH Corporation (see note 2), IHS and the lenders under the New Credit Facility amended the New Credit Facility to provide for an additional $400,000 term loan facility (the "Additional Term Facility") to finance a portion of the purchase price for the acquisition and to amend certain covenants to permit the

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(9) LONG-TERM DEBT - (CONTINUED)

consummation of the acquisition. The Additional Term Facility, which was borrowed at the closing of the acquisition, matures on December 31, 2005. As of December 31, 1999, $392,889 was outstanding and payable as follows (in equal quarterly installments): 1999, (as to which three of the four payments were made),  2000,  2001,  2002  and  2003  --  $4,000; 2004 -- $176,000; and 2005 --
$199,889. The Additional Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) two and one-quarter percent or two and one-half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of
(1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one percent or one and one-quarter percent (depending on the Debt/EBITDAR Ratio). The Term Facility and the Additional Term Facility can be prepaid at any time in whole or in part without penalty.

     The Revolving Facility was to reduce to $800 million on January 1, 2001, $600 million on January 1, 2002, $500 million on September 30, 2002 and $400 million on January 1, 2003, with a final maturity on September 15, 2003; however, the $100 million letter of credit subfacility and $10 million swing line subfacility will remain at $100 million and $10 million, respectively, until final maturity. The Revolving Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of
(x) between two percent and two and three-quarters percent (depending on the Debt/ EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of
(1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between three quarters of one percent and one and one-half percent (depending on the Debt/EBITDAR Ratio). Amounts repaid under the Revolving Facility may be reborrowed prior to the maturity date.

     The New Credit Facility limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, to purchase or redeem IHS' stock and to merge or consolidate with any other person. In addition, the New Credit Facility requires that IHS meet certain financial covenants (which the Company did not meet at December 31, 1999), and provides the lenders with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments under the facility, if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins, IHS' Chairman and Chief Executive Officer, or a group managed by Dr. Elkins, owns more than 40% of IHS' stock. The New Credit Facility is guaranteed by all of IHS' subsidiaries (other than inactive subsidiaries) and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries.

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

     The Company utilizes interest rate swap agreements to manage interest rate exposure on its floating rate revolving credit and term loan facility. The principal objective of such contracts is to minimize the risks and/or costs associated with financial operating activities. Each interest rate swap is matched as a hedge against existing floating rate debt. The Company does not hold derivative financial instruments for trading or speculative purposes. In December 1999, the counterparties terminated certain floating to fixed interest rate swap agreements with a total notional amount of $850,000. As a result, the Company recorded a net settlement liability of $2,622 at December 31, 1999, which has been recorded as additional interest expense in the statement of operations. At December 31, 1999, the Company had

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(9) LONG-TERM DEBT - (CONTINUED)

outstanding $150,000 notional amount of floating to fixed interest rate swap agreements. Subsequent to December 31, 1999, such agreements were terminated and resulted in an immaterial gain to the Company.

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(9) LONG-TERM DEBT - (CONTINUED)

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

     The Company's 5 3/4% convertible senior subordinated debentures (the "5 3/4% Debentures") in the aggregate principal amount of $142,659 are due January 1, 2001. The $1,979 aggregate principal amount of 5 1/4% convertible subordinated debentures of RoTech Medical Corporation (the "5 1/4% Debentures") are due June 1, 2003. At any time prior to redemption or final maturity, the 5 3/4% Debentures and the 5 1/4% Debentures are convertible into approximately 4,376,043 shares and 43,773 shares, respectively, of Common Stock of the Company at $32.60 per share and $45.21 per share, respectively, at the option of the holder, subject to adjustment upon the occurrence of certain events. The 5 3/4% Debentures and 5 1/4% Debentures are redeemable in whole or in part at the option of the Company at any time after January 2, 1997 and June 4, 1999, respectively, at initial redemption prices expressed as a percentage of principal of 103.29% and 103.0%, respectively.

     On May 29, 1998, the Company called for redemption on June 29, 1998 all of its outstanding 6% Convertible Subordinated Debentures due 2003 (the "6% Debentures"). Of the $115,000 principal amount of 6% Debentures outstanding, holders of $114,799 principal amount of the 6% Debentures converted their 6% Debentures into an aggregate of 3,573,446 shares of Common Stock. Holders of the remaining $201 principal amount of 6% Debentures received a cash redemption aggregating $213 ($1.06 per $1 principal amount of the 6% Debentures), equal to approximately $34.05 per underlying share of Common Stock in lieu of conversion.

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

     At   December   31,  1999,  the  aggregate  maturities  of  long-term  debt
(reflecting all debt in default as currently payable) for the five years ending December 31, 2004 and thereafter are as follows:

   2000 .........................................................    $3,369,244
   2001 .........................................................        68,228
   2002 .........................................................       141,415
   2003 .........................................................        42,817
   2004 .........................................................        10,089

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(9) LONG-TERM DEBT - (CONTINUED)


   Thereafter ...................................................        55,722
                                                                         ------
                                                                     $3,687,515
                                                                     ==========

     Interest capitalized to construction in progress was $3,600 in 1997, $5,000 in 1998 and $2,090 in 1999.


(10) OTHER LONG-TERM LIABILITIES


CONTINGENT PAYMENTS RELATED TO FIRST AMERICAN ACQUISITION

     The Company acquired all of the outstanding stock of First American Health Care of Georgia, Inc. in October 1996. The purchase price included contingent payments which have been determined to be probable, and the present value thereof is recorded as other long-term liabilities.

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

     The Company has accrued the present value of the contingent payments payable to HCFA and the former shareholders of First American. The present value of these payments of $122,054 at December 31, 1998 and $131,654 at December 31, 1999 was determined using a discount rate of 8% per annum from the dates of payment.

     The Company subsequently disposed of First American Health Care of Georgia, Inc. See note 8.


UNFAVORABLE LEASES AND CONTRACTS

     In connection with certain business acquisitions, the Company assumed certain unfavorable lease and other contract obligations. Accordingly, the Company recorded approximately $75,380 in other long-term liabilities in accordance with Accounting Principles Board Opinion No. 16 concerning business

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(10) OTHER LONG-TERM LIABILITIES- (CONTINUED)

combinations accounted for by the purchase method. Such obligations relate primarily to certain neuro-rehabilitation facilities in Massachusettes acquired from HEALTHSOUTH Corporation on December 31, 1997. The value of the obligations was determined based on the present value of amounts to be paid, using a 10% discount rate. With respect to the leases of real estate, the Company's valuation is based on estimates of fair market rentals provided by an independent appraiser. The obligation for unfavorable leases is payable primarily through 2005, and other contract obligations expire on December 31, 2000. The balance payable at December 31, 1998 and 1999 was $47,045 and $34,510, respectively.

(11) LEASES

     The Company has entered into operating leases as lessee of 227 health care facilities and certain office facilities expiring at various dates through July 2023. Minimum rent payments due under operating leases in effect at December 31, 1999 are summarized as follows:

       2000 .........................................................  $127,475
       2001 .........................................................   115,220
       2002 .........................................................   102,099
       2003 .........................................................    93,833
       2004 .........................................................    86,294
       Subsequent to 2004 ...........................................   473,471
                                                                       --------
             Total ..................................................  $998,392
                                                                       ========

     The Company also leases equipment under short-term operating leases having rentals of approximately $33,141 per year.

     The leases of health care facilities generally provide renewal options for various terms at fair market rentals at the expiration of the initial term. The Company generally has the option or right of first refusal to purchase the facilities at fair market value determined by independent appraisal (or by formula based upon the cash flow of the facility, as defined) or, with respect to certain leases, at a fixed price representing the fair market value at the inception of the lease. Under certain default conditions, the Company may be required to exercise the options to buy certain facilities. In connection with 51 leases the Company has paid purchase option deposits aggregating $54,868 at December 31, 1999, of which $41,764 is refundable. Minimum rentals are generally subject to adjustment based on the consumer price index or the annual rate of five year U.S. Treasury securities. Also, the leases generally provide for contingent rentals, based on gross revenues of the facilities in excess of base year amounts, and additional rental obligations for real estate taxes, utilities, insurance and repairs. Contingent rentals were $2,744 in 1997, $2,778 in 1998 and $1,592 in 1999.

     On December 1, 1999 the Company entered into a synthetic lease with a special purpose entity (SPE) which was formed and financed by a group of commercial banks. The SPE developed and owns the buildings and land which the Company uses for its headquarters facility in Sparks, Maryland. For financial statement purposes, this lease has been treated as an operating lease. Minimum rent under this lease is based on the SPE's total facility commitment of approximately $59,993 and a choice of various LIBOR rates plus a fixed percentage ranging from 2.75% to 5.00% depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and rent. Such rental was $5,576 based on a rate of 9.3% at December 31, 1999. As lessee, the Company is also responsible for real estate taxes, utilities, insurance, maintenance and repairs, and certain other costs. The lease will expire on July 1, 2003. Upon termination of the lease, the Company may be obligated for certain residual guarantee payments based on the value of the property and the outstanding amount of certain debt of the SPE at such date. However, the Company has the right to purchase the property for an amount based on the outstanding balance of debt of the SPE.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(11) LEASES- (CONTINUED)

     The Company incurred rent expense of $74,355, $126,247 and $130,042 for the years ended December 31, 1997, 1998 and 1999 respectively.

(12) CAPITAL STOCK

     The Company is authorized to issue up to 150,000,000 shares of common stock and 15,000,000 shares of preferred stock. The Board of Directors is authorized to issue shares of preferred stock in one or more series and to determine and fix the rights, preferences and privileges of each series, including dividend rights and preferences, conversion rights, voting rights, redemption rights and the terms of any sinking fund. The issuance of such preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock, including the loss of voting control to others. As of December 31, 1998 and 1999, there were no shares of preferred stock outstanding.

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

     The Company declared a $0.02 per share cash dividend in 1997; none in 1998 and 1999.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(12) CAPITAL STOCK - (CONTINUED)

     At December 31, 1998 and 1999 the Company had outstanding stock options as follows:

                                                                           1998           1999
                                                                       ------------   ------------
Stock options outstanding pursuant to:
 1990 Employee Stock Option Plan ...................................      161,559        161,521
 1992 Employee Stock Option Plan ...................................      369,631        378,056
 1994 Stock Incentive Plan .........................................      837,879        649,434
 Senior Executives' Stock Option Plan ..............................      620,000        620,000
 Stock Option Compensation Plan for Non-Employee Directors .........       73,082         73,082
 1995 Board of Director's Plan .....................................      200,000        200,000
 1996 Employee Stock Option Plan ...................................    5,129,104      8,455,405
 RoTech converted options ..........................................      951,971        949,068
 Other options .....................................................       89,118         77,729
                                                                        ---------      ---------
   Total stock options outstanding .................................    8,432,344     11,564,295
                                                                        =========     ==========


     The 1990 Employee Stock Option Plan, the 1992 Employee Stock Option Plan and the 1996 Employee Stock Option Plan provide that options may be granted to certain employees at a price per share not less than the fair market value at the date of grant. In 1993, the Company adopted the Senior Executives' Stock Option Plan and the 1994 Stock Incentive Plan, which provide for the issuance of options with terms similar to the 1992 plan. In addition, the Company has adopted the 1995 Board of Director's Plan and a Stock Option Compensation Plan for Non-Employee Directors. The Board of Directors has authorized the issuance of 17,278,571 shares of Common Stock under all plans. Such options have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants. The options' maximum term is 10 years. Vesting for the 1990, 1992 and 1994 Employee Stock Option Plans is over four to six years. Vesting for the 1996 Plan is over two to four years. Vesting for the Directors' plans is one year after the date of grant. Vesting for the Senior Executives' Plan is generally over three years. In addition, the Company provides an Employee Stock Purchase Plan whereby employees have the right to purchase the Company's common stock at 90% of the quoted market price, subject to certain limitations.

     Stock option transactions are summarized as follows:

                                                        1997                       1998                       1999
                                             -------------------------- -------------------------- --------------------------
                                                              WEIGHTED                   WEIGHTED
                                                               AVERAGE                    AVERAGE                   WEIGHTED
                                                              EXERCISE                   EXERCISE                   AVERAGE
                                                  SHARES        PRICE        SHARES        PRICE       SHARES       EXERCISE
                                             --------------- ---------- --------------- ---------- -------------- -----------
Options outstanding-beginning of period          8,750,099    $  20.94     10,161,408    $  22.24     8,432,344    $  17.62
Granted ....................................     2,975,272       25.15      6,898,701       18.66     3,895,500        3.70
Exercised ..................................    (1,418,968)      19.81     (3,511,717)      19.46        (2,446)      10.25
Cancelled ..................................      (144,995)      21.67     (5,116,048)      26.94      (761,103)      16.83
                                                ----------    --------     ----------    --------     ---------    --------
Options outstanding--end of period .........    10,161,408       22.24      8,432,344       17.62    11,564,295       12.98
                                                ----------    --------     ----------    --------    ----------    --------
Options exercisable--end of period .........     7,515,449    $  21.70      4,770,058    $  19.61     7,309,098    $  15.68
                                                ==========    ========     ==========    ========    ==========    ========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(12) CAPITAL STOCK - (CONTINUED)

     The following summarizes information about stock options outstanding as of December 31, 1999.

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                      ------------------------------------------   -------------------------
                                         WEIGHTED
                                         AVERAGE       WEIGHTED                     WEIGHTED
      RANGE OF            NUMBER        REMAINING       AVERAGE        NUMBER       AVERAGE
      EXERCISE         OUTSTANDING     CONTRACTUAL     EXERCISE     EXERCISABLE     EXERCISE
       PRICES          AT 12/31/99         LIFE          PRICE      AT 12/31/99      PRICE
-------------------   -------------   -------------   ----------   -------------   ---------
under $5...........     3,806,325           9.30       $  3.70       1,430,000     $  3.70
$5 to 10...........     1,019,775           8.96          9.50         336,510        9.50
$10 to $15.........     3,080,856           6.65         10.32       2,390,593       10.31
$15 to $20.........       188,119           2.32         18.12         156,800       17.98
$20 to $25.........     1,698,448           5.09         21.33       1,572,498       21.31
over $25...........     1,770,772           7.69         31.04       1,422,697       31.75
                        ---------           ----       -------       ---------     -------
 Totals ...........    11,564,295           7.58       $ 12.98       7,309,098     $ 15.68
                       ==========           ====       =======       =========     =======


     The Company applies APB No. 25 and related interpretations in accounting for its employee stock options and warrants. Accordingly, no compensation expense has been recognized in connection with its employee stock options and warrants. Had compensation expense for the Company's employee stock options and warrants been determined consistent with SFAS No. 123, the Company's loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                          1997                        1998                          1999
                               --------------------------- --------------------------- -------------------------------
                                AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA     AS REPORTED      PRO FORMA
                               ------------- ------------- ------------- ------------- --------------- ---------------
Net loss .....................   $ (33,505)    $ (48,994)    $ (67,978)    $ (81,574)     (2,239,927)     (2,261,041)
Basic loss per share .........       (1.19)        (1.73)        (1.40)        (1.68)         (44.87)         (45.29)
Diluted loss per share .......       (0.60)        (1.00)        (1.08)        (1.32)         (44.87)         (45.29)

     The fair value of the employee options and warrants (including the Employee Stock Purchase Plan) for purposes of the above pro forma disclosure was estimated on the date of grant or modification using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 5.80% in 1997, 4.65% in 1998, and 6.46% in 1999; weighted average expected lives of 2 to 9 years for options and 6 months for the Employee Stock Purchase Plan; 0.1% dividend yield and volatility of 30.1% in 1997, 79.45% in 1998 and 296.13% in 1999. The effects of applying SFAS No. 123 in the pro forma net loss and loss per share may not be representative of the effects on such pro forma information for future years. In December 1998, the Board of Directors authorized a modification to the options outstanding under certain of the Company's option plans for certain employees which resulted in the change of the exercise price to $10.25, the market price on the date of the modification, for option holders who chose to participate in the option modification. In order to participate, certain option holders were required to surrender two existing options for each modified option. The effect of this modification has been included in the pro forma loss and loss per share amounts above. In September 1997, the Board of Directors authorized a modification to the options outstanding under the Company's option plans which resulted in a two year acceleration of the options held by senior and executive vice presidents. Under SFAS 123, compensation cost of $1,229 in 1997 is recognized immediately for the vested options. The effect of this modification has been included in the pro forma per share amounts above.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(12) CAPITAL STOCK - (CONTINUED)

     Warrant transactions are summarized as follows:


                                                WEIGHTED                     WEIGHTED                    WEIGHTED
                                                 AVERAGE                      AVERAGE                    AVERAGE
                                                EXERCISE                     EXERCISE                    EXERCISE
                                    1997          PRICE          1998          PRICE         1999         PRICE
                               -------------   ----------   -------------   ----------   -----------   -----------
Warrants outstanding--
 beginning of year .........       498,000      $  31.03      1,275,000      $  32.34     1,275,000      $ 19.09
Granted ....................       780,000         33.12        750,000         10.63            --           --
Exercised ..................        (3,000)        20.00             --            --            --           --
Cancelled ..................            --            --       (750,000)        33.16            --           --
                                   -------      --------      ---------      --------     ---------      -------
Warrants outstanding--end of
 year ......................     1,275,000      $  32.34      1,275,000      $  19.09     1,275,000      $ 19.09
                                 =========      ========      =========      ========     =========      =======

     The warrants granted in 1997 consist primarily of warrants granted to Stephen P. Griggs, the President of RoTech. In connection with the acquisition of RoTech and as a condition of his five-year employment agreement, Mr. Griggs was issued warrants to purchase 750,000 shares of IHS Common Stock at a per share exercise price equal to the average closing sales price of IHS Common
Stock for the 15 business days prior to the acquisition closing date. Such warrants vest at a rate of 20% per year beginning one year from the acquisition closing date. The warrants were granted in consideration of future services to be rendered by Mr. Griggs. As such, the Company applied the guidance provided in APB Opinion No. 25. Since the exercise price of the warrants was equal, on the date of grant, to the market value of the stock, no compensation expense was recognized or deferred. In 1998, the exercise price of these warrants was reduced from $33.16 to $10.63.

     In 1997, 1998 and 1999, the Company's Board of Directors authorized the repurchase in the open market of up to $62,323 of the Company's Common Stock. The purpose of the repurchase program was to have available treasury shares of common stock to (i) satisfy contingent earn-out payments under prior business combinations accounted for by the purchase method, (ii) issue in connection with acquisitions and (iii) issue upon exercise of outstanding options. The repurchases were funded from cash from operations and proceeds from the sale of the Company's debt securities. The Company repurchased 548,500 shares for $19,813 in 1997, 1,060,500 shares for $18,469 in 1998 and 3,607,000 shares for
$24,041 in 1999. In 1998, the Company reissued 658,824 shares and 347,700 shares in connection with funding the Company's key employee supplemental executive retirement plans and earn-out payment, respectively. In 1999, the Company cancelled the issuance of the 658,824 common shares of treasury stock issued to fund the key employee supplemental executive retirement plans, and reissued and subsequently cancelled 3,415,556 common shares of treasury stock in connection with the employee deferred compensation plan.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

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

                                                                  EARNINGS*           SHARES         PER SHARE
                                                                 (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                              ----------------   ---------------   ------------
For the Year ended December 31, 1997
 Basic EPS ................................................     $      2,508        28,253,217       $   0.09
 Adjustment for interest on and incremental shares from
   assumed conversion of the convertible subordinated de-
   bentures ...............................................           10,216         8,292,655             --
 Incremental shares from assumed exercise of dilutive op-
   tions and warrants (net of tax benefits related thereto)
   and issuance of contingent shares ......................               --         2,352,966             --
                                                                ------------        ----------       --------
 Diluted EPS ..............................................     $     12,724        38,898,838       $   0.33
                                                                ============        ==========       ========
For the Year ended December 31, 1998
 Basic EPS ................................................     $    136,892        48,445,979       $   2.83
 Adjustment for interest on and incremental shares from
   assumed conversion of the convertible subordinated de-
   bentures ...............................................            7,396         6,232,546             --
 Incremental shares from assumed exercise of dilutive op-
   tions and warrants (net of tax benefits related thereto)
   and issuance of contingent shares ......................               --         1,578,520             --
                                                                ------------        ----------       --------
 Diluted EPS ..............................................     $    144,288        56,257,045       $   2.56
                                                                ============        ==========       ========
For the Year ended December 31, 1999 ......................
 Basic EPS ................................................     $ (2,239,927)       49,923,765       $ (44.87)
 Diluted EPS** ............................................     $ (2,239,927)       49,923,765       $ (44.87)

------------------
* Represents earnings (loss) from continuing operations before extraordinary items and cumulative effect of accounting change.
** The effect of dilutive securities for the year ended December 31, 1999 has been excluded because the effect is antidilutive .


(14) INCOME TAXES

     The provision for income taxes on earnings before income taxes and extraordinary items is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                               1997           1998          1999
                                           ------------   ------------   -------
       Continuing operations ...........    $  33,238      $  95,128      $9,764
       Discontinued operations .........       (8,789)       (83,291)         --
                                            ---------      ---------      ------
                                            $  24,449      $  11,837      $9,764
                                            =========      =========      ======
       Federal .........................       20,783         10,393          --
       State ...........................        3,666          1,444       9,764
                                            ---------      ---------      ------
                                            $  24,449      $  11,837      $9,764
                                            =========      =========      ======
       Current .........................       39,042        (29,518)      9,096
       Deferred ........................      (14,593)        41,355         668
                                            ---------      ---------      ------
                                            $  24,449      $  11,837      $9,764
                                            =========      =========      ======

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(14) INCOME TAXES- (CONTINUED)

     The amount computed by applying the Federal corporate tax rate of 35% in 1997, 1998 and 1999 to earnings from continuing operations before income taxes, extraordinary items and cumulative effect of accounting change is summarized as follows:

                                                       1997         1998           1999
                                                    ----------   ----------   --------------
       Income tax (benefit) computed at statu-
        tory rates ..............................    $12,511      $ 81,207      $ (783,775)
       State income taxes (benefit), net of Fed-
        eral tax benefit ........................      3,325         6,033           6,347
       Permanent differences:
        Amortization of intangibles .............      5,568         8,601          12,474
        Loss on impairment of long lived as-
          sets ..................................         --            --         174,157
        Basis difference on assets sold .........      5,784            --         116,241
        Merger costs and other special charges         6,362         1,112              77
       Valuation allowance adjustment ...........         --            --         501,989
       Other ....................................       (312)       (1,825)        (17,746)
                                                     -------      --------      ----------
                                                     $33,238      $ 95,128      $    9,764
                                                     =======      ========      ==========


     Deferred income tax liabilities (assets) at December 31, 1998 and 1999 are as follows:

                                                                                1998            1999
                                                                            ------------   --------------
   Difference in tax basis and book basis of intangible assets ..........    $  29,871       $ (221,882)
   Excess of book basis over tax basis of assets ........................      181,412          126,135
   Insurance reserves ...................................................       (7,344)          (7,560)
   Deferred gain on sale-leaseback ......................................       (1,782)          (1,485)
   Allowance for doubtful accounts ......................................      (72,246)         (74,536)
   Accrued Medicare settlement ..........................................      (46,991)         (65,894)
   Accrued litigation ...................................................       (5,889)         (14,020)
   Accrued vacation .....................................................       (1,244)          (1,888)
   Other accrued expenses not yet deductible for tax ....................        1,998           (9,763)
   Equity in earnings of affiliates .....................................           --            1,286
   Pre-acquisition separate company net operating loss carryforwards           (25,827)         (27,724)
   Loss on discontinued operations ......................................       (5,775)              --
   Net operating loss carryforwards .....................................      (29,231)        (187,037)
                                                                             ---------       ----------
                                                                             $  16,952       $ (484,368)
   Valuation allowance ..................................................       24,403          526,391
                                                                             ---------       ----------
     Net deferred tax liabilities .......................................    $  41,355       $   42,023
                                                                             =========       ==========


     At December 31, 1999, certain subsidiaries of the Company had pre-acquisition net operating loss carryforwards available for Federal and state income tax purposes of approximately $72,010 which expire in the years 2000 through 2009. The annual utilization of these net operating loss (NOL) carryforwards is subject to certain limitations under the Internal Revenue Code. Also, at December 31, 1999, the Company has consolidated net operating loss carryforwards for federal and state income tax purposes of approximately $485,814 which expire in the years 2017 and 2019. Realization of net deferred tax assets related to the Company's NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allwance has been established equal to deferred tax assets which are not likely to be realized in the future, resulting in net deferred tax liabilities of $42,023 and $41,355 at December 31, 1999 and 1998, respectively. The change in the valuation allowance was an increase of $501,989 and $0 in 1999 and 1998, respectively.

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(15) OTHER COMMITMENTS AND CONTINGENCIES

     IHS' contingent liabilities (other than liabilities in respect of litigation and the contingent payments in respect of the First American acquisition) aggregated approximately $108,717 as of December 31, 1999. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7,130 or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia and other financial institutions to secure certain of IHS' self-insured workers' compensation obligations, health benefits and other obligations. The maximum obligation was $31,934 at December 31, 1999. In addition, IHS has several surety bonds in the amount of $69,683 to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. In addition, IHS has future lease obligations aggregating approximately $998,392 at December 31, 1999. (See note 11).

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

     The Company maintains a 401(k) plan available to substantially all employees who have been with the Company for more than six months. In general, employees may defer up to 20% of their salary subject to the maximum permitted by law. The Company may make a matching contribution, at its discretion, equal to a portion of the employee's contribution. Employee and employer contributions are vested immediately. The Company has made no contributions in 1997, 1998 and 1999.

     The Company also maintains supplemental executive retirement ("SERP") plans for certain of its senior officers. At December 31, 1998, the SERP plans consisted of two defined contribution plans and one defined benefit plan. The Company's chief executive officer is the sole participant in the defined benefit plan. In 1999, the Company revoked prior year contributions of $3,000 to the defined benefit plan and $4,000 to a defined contribution plan, which were made in Company stock. Also, the Company elected to terminate the two defined contribution plans. Expenses recognized for the defined benefit plan were $2,080 in 1997, $1,097 in 1998, and $1,610 in 1999. Expenses recognized for the defined contribution plans were $1,174 in 1997, $1,801 in 1998, and $1,665 in 1999.

     The   following  table  sets  forth  the  defined  benefit  plan's  benefit obligations, fair value of plan assets, and funded status at December 31, 1998 and 1999.

                                                   1998         1999
                                                ----------   ----------
Change in benefit obligation:
 Projected benefit obligation at beginning of
   year .....................................    $11,171      $10,769
 Service cost ...............................      1,047          960
 Interest cost ..............................        708          754

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(15) OTHER COMMITMENTS AND CONTINGENCIES - (CONTINUED)

Actuarial loss .....................................        314           597
Benefits paid ......................................     (2,471)           --
                                                          ------            --
 Projected benefit obligation at end of year .......      10,769        13,080
                                                          ------        ------
Change in plan assets:
 Fair value of plan assets at beginning of year.....      17,992        17,685
 Actual return on plan assets ......................      (1,799)         (632)
 Employer contribution (revocation) ................       3,963        (3,000)
 Benefits paid .....................................      (2,471)           --
                                                          ------        ------
 Fair value of plan assets at end of year ..........      17,685        14,053
                                                          ------        ------
 Funded status .....................................       6,916           973
 Unrecognized net actuarial loss ...................       4,464         6,537
 Unrecognized prior service cost ...................       4,774         4,035
                                                          ------        ------
 Prepaid benefit cost ..............................    $ 16,154      $ 11,545
                                                        ========      ========
Weighted-average assumptions as of December 31:
 Discount rate .....................................        7.00%         7.50%
 Expected return on plan assets ....................        8.00%         8.00%
 Rate of compensation increase .....................        0.00%         0.00%
Components of net periodic benefit costs:
 Service cost ......................................    $  1,046      $    960
 Interest cost .....................................         708           754
 Expected return on plan assets ....................      (1,326)       (1,415)
 Recognized net actuarial (gain) loss ..............         (70)          572
 Amortization of prior service cost ................         739           739
                                                        --------      --------
 Net periodic benefit cost .........................    $  1,097      $  1,610
                                                        ========      ========

     The benefit obligation at December 31, 1999 is based on the assumption that the participant will not retire or terminate employment for any reason until June 5, 2005. If such events or a change of control of the Company occurred, the plan's benefit obligation would increase and may produce a significant increase in accrued pension expense. Such obligation will depend on age, reason for termination and other factors. The actuary's estimate of the lump sum benefit obligation, in the event of a change of control at or within twelve months of termination, ranges from $27.6 million to $32.2 million at July 1, 2000, decreasing thereafter. Such estimated obligation in the event of retirement, termination, death or disability ranges from $13.0 to $16.3 million at July 1, 2000, increasing to $25.0 to $29.1 million at July 1, 2001.

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED )

(16) SUPPLEMENTAL CASH FLOW INFORMATION

     See note 2 for information concerning significant non-cash investing and financing activities related to business acquisitions and note 20 for such information related to non-recurring charges for the years ended December 31, 1997, 1998, and 1999. Other significant non-cash investing and financing activities are as follows:

     o A decrease in other assets of $7,000 offset by an increase in Treasury stock of $9,569 and an increase in additional paid in capital of $2,569 as a result of the reversal of the Company's contribution to the key supplemental executive retirement plan in 1999.

     o The sale of the infusion business unit in 1999 resulted in an increase to notes receivable of approximately $17,350 of which approximately $7,500 remains classified in other assets at December 31, 1999.

     o The Company declared a cash dividend, which resulted in increases in current liabilities offset by a decrease in earnings of $814 in 1997.

     o The sale of certain non-strategic assets (including assets held for sale) in 1998 resulted in an increase in notes receivable of approximately $7,000 which is classified in other assets at December 31, 1998.

     o An increase in additional paid-in capital of $7,020 and $21,332 in 1997 and 1998, respectively, resulted from the exercise of stock options under the Company's various plans, which increased the Company's current taxes receivable by such amounts.

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

     Cash payments for interest were $104,747 in 1997, $209,013 in 1998 and $286,687 in 1999. Cash payments for income taxes were $24,971 in 1997, $15,809 in 1998 and $26,427 in 1999.

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

     During 1999, B&G Partners Limited Partnership transferred 9 1/4% Senior Notes, 10 1/4% Senior Notes and 5 3/4% Senior Debentures (collectively referred to as "Senior Notes") with a face value of approximately $3,345, $6,050 and $1,091, respectively, to IHS in full satisfaction of its obligation to the Company pursuant to a promissory note dated December 10, 1993 in the amount of $10,486. On the

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(17) EXTRAORDINARY ITEMS - (CONTINUED)

date of transfer to IHS, the Senior Notes had a fair market value of approximately $1,291. As a result, the Company recorded a loss on settlement of notes receivable, which has been reflected as a non-recurring charge, and a gain on extinguishment of debt, which has been reflected as an extraordinary item, of approximately $9,195 in the fourth quarter of 1999.

(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The  carrying  amount  of  cash  and  cash  equivalents,  patient  accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The fair value of temporary investments is estimated based on quoted market prices for these or similar investments. The fair value of third-party payor settlements receivable is estimated by discounting anticipated cash flows using estimated market discount rates to reflect the time value of money and approximate  the carrying  amount.  Due to the  Company's  financial  condition, management of the Company believes it is not practical to estimate the fair value of long term debt instruments. The Company has investments in unconsolidated affiliates described in note 4, which are untraded companies and joint ventures. The Company has notes receivable from unaffiliated individuals and untraded companies totaling $28,477 and $14,722 at December 31, 1998 and 1999, respectively. Also, the Company has purchase option deposits of $71,415 and $47,917 on 64 and 63 leased and managed facilities of which $46,411 and $43,702 is refundable at December 31, 1998 and 1999, respectively, and has guaranteed the indebtedness of two of its leased facilities. It is not practicable to estimate the fair value of these investments, notes and guarantees since they are not traded, no quoted values are readily available for similar financial instruments and the Company believes it is not cost-effective to have valuations performed. However, management believes that adequate provision has been made for any permanent impairment in the value of such investments and that there has been no indication of probable loss on such guarantees.

(19) RELATED PARTY TRANSACTIONS

     Effective January 1, 1999, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") transferred 27 long-term care facilities and five specialty hospitals to Monarch Properties LP ("Monarch LP") for $138,000 plus contingent earn-out payments of up to a maximum of $67,600. Net proceeds from the transaction were approximately $131,239. The contingent earn-out payments will be paid to the Company by Monarch LP upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch LP, with the amount of the earn-out payments determined in accordance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch LP. After the transfer of the facilities to Monarch LP, the Company retained the working capital of the Lyric subsidiaries and transferred the stock of each of them to Lyric. Monarch LP then leased all of the facilities back to the Lyric Subsidiaries under the long-term master lease and the Company is managing these facilities for Lyric. Dr. Robert N. Elkins, Chairman of the Board, Chief
Executive Officer and President of the Company, beneficially owns 28.6% of Monarch LP and is the Chairman of the Board of Managers of Monarch Properties, LLC, the parent company of Monarch LP. The Company has accounted for this transaction as a financing.

     On September 23, 1999, the Company transferred its Jacksonville, Florida nursing facility to Monarch LP for net proceeds of $3,709. Monarch LP then leased this facility to a subsidiary of Lyric, which the Company is currently managing. The Company has accounted for this transaction as a financing.

     The   transactions   with  Monarch  LP  and  Lyric  were  approved  by  the
disinterested members of the Board of Directors.

     In 1998, IHS began to manage ten facilities leased from a real estate investment trust by Lyric, an entity equally owned by IHS and an entity controlled by Timothy Nicholson, a director of the Company. Five facilities were sold to the real estate investment trust by IHS in each of January and March 1998 (see note 4).

     Management fee revenue from Lyric was $2,830 in 1998 and $18,654 in 1999. Rental revenue from Lyric was $14,261 in 1999 and interest expense to Monarch LP was $12,571 in 1999.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(19) RELATED PARTY TRANSACTIONS - (CONTINUED)

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

     In April 1993, a wholly-owned subsidiary of the Company acquired a 21.28% interest in the common stock and a 47.64% interest in the 6% cumulative preferred stock of Speciality Care PLC, an owner and operator of geriatric care facilities in the United Kingdom. In 1995 the Company invested an additional $4,384 in Speciality Care PLC. As a result of the Company's additional investment, the Company had a 21.3% interest in the Common Stock and a 63.65% interest in the 6% cumulative convertible preferred stock. Robert N. Elkins, chairman of the board, chief executive officer and president of the Company, was a director and stockholder of Speciality Care PLC, and Timothy Nicholson, a director of the Company, was chairman, managing director and stockholder of Speciality Care PLC. In connection with the sale and as discussed in note 4, shareholders of Speciality Care PLC received outstanding ordinary shares of Craegmoor. IHS now owns less than 10% of the outstanding ordinary shares of Craegmoor. The Company's investment in Craegmoor at December 31, 1998 and 1999 was $6,716 and $3,358, respectively. (See note 4).

     In 1999, the Company adopted an Employee Loan Plan (the "Loan Plan") to assist the Company in retaining its senior management on a long-term basis in light of the significantly reduced stock price and loss of equity incentives by such executives and to encourage stock ownership by senior management. Under the Loan Plan, the Company loaned an aggregate of $25.0 million to 27 officers holding the title of senior vice president or above to enable them to acquire and hold shares of common stock. The Loan Plan provides that each loan will bear interest at a rate of 7% per annum, with interest only being paid at maturity, and have a maturity date five years after the date of the loan. Each loan is unsecured. In order to encourage the borrowers to remain with the Company and to reduce or eliminate the pressure to sell common stock upon maturity of the loan, the Loan Plan provides that 20% of principal and accrued interest will be forgiven on the second, third and fourth anniversaries of the date of the borrowing if the borrower is still employed by the Company, and the remainder will be forgiven on the fifth anniversary if the borrower is still employed by the Company. The Company has the right under certain circumstances to require that a participant immediately repay any amounts outstanding under the Loan Plan if such participant's employment with the Company terminates.

     Prior to 1999, the Company had loaned Dr. Robert N. Elkins, IHS' chairman and chief executive officer, approximately $29 million (the "Prior Loans"). Dr. Elkins used the cash proceeds from the loans

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(19) RELATED PARTY TRANSACTIONS - (CONTINUED)

to purchase stock, to exercise stock options and to pay taxes associated with option exercises. In addition, the Company had made loans to members of senior management in order to purchase stock in the open market and/or to exercise stock options. Such loans aggregated approximately $3.8 million.

     In July 1999, a loan to Dr. Elkins of $15.5 million was amended to reflect the forgiveness of $4.2 million of principal and accrued interest and to amend the schedule for forgiveness so that the remaining principal balance of the loan of $11.8 million will be automatically forgiven at 25% per year, provided that Dr. Elkins remains a full-time active employee of the Company, beginning in July 2000, rather than at a rate of 20% per year beginning in January 1999 (pursuant to the loan agreements approved in 1997). Also, loans aggregating $13.2 million were amended, reflecting foregiveness of principal of $0.3 million (plus accrued interest) and providing for automatic forgiveness on terms identical to the Loan Plan described above.

     The Loan Plan and the Prior Loans as amended in 1999 are treated as deferred compensation costs and are amortized over the terms of the loans on a straight-line basis. Compensation expense, reflecting the amortization of deferred compensation costs as well as the forgiveness of the Prior Loans, was $15.4 million for the year ended December 31, 1999.

(20) NON-RECURRING CHARGES

     Non-recurring charges in 1999 are summarized as follows:

Loss on impairment of long lived assets ...................    $1,641,487
Loss on sale of infusion business unit ....................       383,846
Loss on closure of certain diagnostic operations ..........        21,754
Loss on abandoned and terminated computer systems .........        10,865
Loss on termination of sale of Rotech .....................         7,020
Loss from settlement of notes receivable ..................         9,195
Other .....................................................         2,165
                                                               ----------
Total .....................................................    $2,076,332
                                                               ==========

     As mentioned in previous reports, the Company has continued to evaluate the impact of the 1997 Balanced Budget Act (BBA) upon future operating results of each business line, particularly the impact of the prospective payment system (PPS). Utilizing the Company's experience with PPS since January 1, 1999 (June 1, 1999 with respect to the Horizon facilities), the Company performed a preliminary analysis of such impact in the third quarter of 1999. PPS has had a dramatic impact on the operating results and financial condition of the Company. The PPS system has significantly reduced the revenues, cash flow and liquidity of the Company and the industry in 1999. As a result of the negative impact of the provisions of PPS and the loss incurred on the sale of the infusion business unit, the Company applied Statement of Financial Accounting Standards No. 121 in the third quarter of 1999. In accordance with SFAS No. 121, the Company estimated the future cash flows expected to result from those assets to be held and used.

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

     After determining the facilities and divisions eligible for an impairment charge, the Company determined the estimated fair value of such facilities and divisions. The carrying value of buildings and improvements, leasehold improvements, equipment, goodwill and other intangible assets exceeded the

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(20) NON-RECURRING CHARGES - (CONTINUED)

fair value by $1.64 billion (of which $1.26 billion represented goodwill). The loss on impairment applied to the following business units: nursing/subacute facilities of $951,306, rehabilitative therapy of $402,059, respiratory therapy of $26,195, diagnostic of $143,417, and lithotripsy of $118,510.

     On October 1, 1999, the Company sold its infusion business unit to APS Enterprises Holding Company ("APS") for a purchase price of $17,350 and a 20% equity interest in APS valued at one dollar. The Company had determined that the business was significantly impaired due to decreasing demand for the products and services offered. The Company recorded a pretax loss of $383,846 in 1999.

     In 1999, the Company recorded a $21,754 charge to exit certain diagnostic businesses of Symphony.

     The Company recorded a $10,865 loss as a result of the conversion of computer systems, the termination of certain systems development projects and related relocation costs.

     On October 19, 1999 the Company suspended its efforts to sell its Rotech division. The Company had incurred significant costs in legal, consulting and accounting fees related to this transaction of approximately $7,020. Such costs were not considered recoverable and were written off in 1999.

     In October 1999, B&G Partners Limited Partnership transferred 9 1/4% Senior Notes, 10 1/4% Senior Notes and 5 3/4% Senior Debentures (collectively referred to as "Senior Notes") with a face value of approximately $3,345, $6,050, $1,091, respectively, to IHS in satisfaction of its obligation to the Company pursuant to a promissory note dated December 10, 1993 in the amount of $10,486. On the date of transfer to IHS, the Senior Notes had a fair market value of approximately $1,291. As a result, the Company recorded a loss on settlement of notes receivable, which has been reflected as a non-recurring charge, and a gain on extinguishment of debt, which has been reflected as an extraordinary item, of approximately $9,195 in the fourth quarter of 1999.

     Non-recurring charges in 1997 are summarized as follows:

  Loss from nursing facilities management contract terminations .........    $  3,700
  Gain on sale of pharmacy division .....................................      (7,580)
  Gain on sale of Integrated Living Communities, Inc. (ILC) .............      (3,914)
  Loss on closure of redundant rehabilitation operations ................       2,929
  Termination of Coram merger and related settlement costs ..............      27,555
  Termination payments in connection with RoTech acquisition ............       4,750
  Write-down to net realizable value of assets to be sold:
   Physician practice and outpatient clinic operations ..................      58,912
   Nursing facilities ...................................................       2,500
  Termination of other business activities:
   International investment and development activities ..................       5,490
   Pre-acquisition activities ...........................................       4,500
   Purchase options on nursing facilities ...............................       6,268
   National purchasing contract .........................................       5,742
   Other ................................................................      12,604
                                                                             --------
   Total ................................................................    $123,456
                                                                             ========

     On July 30, 1996, the Company sold its pharmacy division to Capstone Pharmacy Services, Inc. ("Capstone") for a purchase price of $150,000, consisting of cash of $125,000 and unregistered shares of Capstone common stock having a value of approximately $25,000. The Company had determined that its ownership of pharmacy operations is not critical to the development and implementation of its post-acute care network strategy. As a result of the sale, the Company recorded a $34,298 pre-tax gain ($298 gain after income taxes). Because IHS's investment in the pharmacy division had a very small tax basis, the taxable

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(20) NON-RECURRING CHARGES - (CONTINUED)

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

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

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

     The Company and others in the healthcare business are subject to certain inherent risks, including the following:

     o Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs which have been drastically cut in recent years and which entail exposure to various healthcare fraud statutes;

     o Government regulations, government budgetary constraints and proposed legislative and regulatory changes; and

     o    Lawsuits alleging malpractice and related claims.

     Such inherent risks require the use of certain management estimates in the preparation of the Company's financial statements and it is reasonably possible that a change in such estimates may occur.

     The Company receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare and various state Medicaid reimbursement programs represented 27.4% and 33.7%, respectively, of the Company's patient revenue for the year ended December 31, 1999. The Company's operations are subject to a variety of Federal, state and local legal and regulatory risks, including without limitation the federal Anti-Kickback statute and the federal Ethics in Patient Referral Act (so-called "Stark Law"), many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Stark Law prohibits, with limited exceptions, financial relationships between ancillary service providers and referring physicians. Other regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(22) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - (CONTINUED)

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

     In some cases, violation of such applicable law or regulatory standards by the Company can carry significant civil and criminal penalties and can give rise to qui tam litigation. In this connection, the Company is a defendant in certain actions or the subject of investigations concerning alleged violations of the False Claims Act or of Medicare regulations. As a result of the Company's financial position during the fourth quarter of 1999, various agencies of the federal government accelerated efforts to reach a resolution of all outstanding claims and issues related to the Company's alleged violation of healthcare statutes and related causes of action. These matters involve various government claims, many of which are of unspecified amounts. Because the government's review of these matters has not been completed, management is unable to assess fully the merits of the government's monetary claims. Based on a preliminary evaluation of the government's estimable claims for which an unfavorable outcome is probable, the Company recorded a $39,500 accrued liability for such claims as of December 31, 1999. However, the ultimate amount of any future settlement could differ significantly from such provision.

     The Balanced Budget Act of 1997 (BBA), enacted in August 1997, made numerous changes to the Medicare and Medicaid programs that are significantly affecting the Company. With respect to Medicare, the BBA provides, among other things, for a prospective payment system for skilled nursing facilities and reductions in reimbursement for oxygen and oxygen equipment for home respiratory therapy. As a result, in 1999 the Company bore the cost risk of providing care inasmuch as it receives specified reimbursement for each treatment regardless of actual cost. With respect to Medicaid, the BBA repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates and the Company believes many states are moving toward a prospective payment type system for skilled nursing facilities.

     The BBA mandates the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facility services, under which facilities are paid a fixed fee for virtually all covered services. PPS is being phased in over a four-year period, effective January 1, 1999 for IHS' owned and leased skilled nursing facilities other than the facilities acquired in the HEALTHSOUTH acquisition, which became subject to PPS on June 1, 1999. Prospective payment for facilities managed by IHS became effective for each facility at the beginning of its first cost reporting period on or after July 1, 1998. During the first three years, payments will be based on a blend of the facility's historical costs and federal costs. Thereafter, the per diem rates will be based 100% on federal costs. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate covers (i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services currently covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs. The Company's ability to offer the ancillary services required by higher acuity patients, such as those in its subacute care programs, in a cost-effective manner will continue to be critical to the Company's services and will affect the profitability of the Company's Medicare patients. To date the per diem reimbursement rates have generally been significantly

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(22) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - (CONTINUED)

less than the amount the Company received on a daily basis under cost based reimbursement, particularly in the case of higher acuity patients. As a result, PPS has had a material adverse impact on IHS' results of operations and financial condition (see note 1).

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

     After giving effect to the discontinuance of its home health nursing segment, IHS has four primary reportable segments: Inpatient Services, Home Respiratory/Infusion/DME, Diagnostic Services and Lithotripsy Services. Inpatient services include: (A) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (B) contract services which provide specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (C) contracted services which provide specialty medical services under contract to other healthcare providers, and (D) management of skilled nursing facilities owned by third parties. Home Respiratory/Infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. Diagnostic Services provide mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. Lithotripsy Services is a non-invasive technique that uses shock waves to disintegrate kidney stones primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No. 131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(23) SEGMENT REPORTING- (CONTINUED)

     IHS management evaluates the performance of its operating segments on the basis of earnings before interest, income taxes, depreciation and amortization and non-recurring charges.

                                                                      YEAR ENDED DECEMBER 31, 1997
                                                -------------------------------------------------------------------------
                                                  INPATIENT    HOME RESPIRATORY/   DIAGNOSTIC   LITHOTRIPSY
                                                   SERVICES       INFUSION/DME      SERVICES     SERVICES    CONSOLIDATED
                                                ------------- ------------------- ------------ ------------ -------------
Revenues ......................................  $1,160,095        $  116,013       $112,441     $ 14,079    $1,402,628
Operating, general and administrative ex-
 penses (including rent) ......................     914,317            76,350         94,992        6,813     1,092,472
                                                 ----------        ----------       --------     --------    ----------
Earnings from continuing operations before
 non-recurring charges, equity in earnings of
 affiliates, interest, taxes, depreciation and
 amortization, extraordinary items and cu-
 mulative effect of an accounting change ......  $  245,778        $   39,663       $ 17,449     $  7,266    $  310,156
                                                 ==========        ==========       ========     ========    ==========
Total Assets ..................................  $3,256,836        $1,389,554       $172,382     $183,380    $5,002,152
                                                 ==========        ==========       ========     ========    ==========
                                                                      YEAR ENDED DECEMBER 31, 1998
                                                -------------------------------------------------------------------------
                                                  INPATIENT    HOME RESPIRATORY/   DIAGNOSTIC   LITHOTRIPSY
                                                   SERVICES       INFUSION/DME      SERVICES     SERVICES    CONSOLIDATED
                                                ------------- ------------------- ------------ ------------ -------------
Revenues ......................................  $2,174,592        $  624,325       $117,248     $ 56,021    $2,972,186
Operating, general and administrative ex-
 penses (including rent) ......................   1,760,603           462,950         91,477       30,154     2,345,184
                                                 ----------        ----------       --------     --------    ----------
Earnings from continuing operations before
 non-recurring charges, equity in earnings of
 affiliates, interest, taxes, depreciation and
 amortization .................................  $  413,989        $  161,375       $ 25,771     $ 25,867    $  627,002
                                                 ==========        ==========       ========     ========    ==========
Total assets ..................................  $3,330,250        $1,638,545       $215,658     $208,675    $5,393,128
                                                 ==========        ==========       ========     ========    ==========
                                                                      YEAR ENDED DECEMBER 31, 1999
                                                -------------------------------------------------------------------------
                                                  INPATIENT    HOME RESPIRATORY/   DIAGNOSTIC   LITHOTRIPSY
                                                   SERVICES       INFUSION/DME      SERVICES     SERVICES    CONSOLIDATED
                                                ------------- ------------------- ------------ ------------ -------------
Revenues ......................................  $1,772,614        $  638,167        $89,167      $59,351    $2,559,299
Operating, general and administrative ex-
 penses (including rent) ......................   1,560,087           483,599         85,542       33,384     2,162,612
                                                 ----------        ----------        -------      -------    ----------
Earnings from continuing operations before
 non-recurring charges, equity in earnings of
 affiliates, interest, taxes, depreciation and
 amortization and extraordinary items .........  $  212,527        $  154,568        $ 3,625      $25,967    $  396,687
                                                 ==========        ==========        =======      =======    ==========
Total assets ..................................  $1,955,379        $1,283,983        $54,554      $85,164    $3,379,080
                                                 ==========        ==========        =======      =======    ==========

     There are no material inter-segment revenues or receivables. Revenues derived from Medicare and various state Medicaid reimbursement programs represented 26% and 22%, respectively, for the year ended December 31, 1997, 30% and 32%, respectively, for the year ended December 31, 1998 and 27% and 34%, respectively, for the year ended December 31, 1999. The Company does not evaluate its operations on a geographic basis.

(24) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(24) RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of foreign currency exposures. In 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. The purpose of this statement is to delay the effective date of SFAS No. 133. SFAS No. 137 states that SFAS No. 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In March 1998 the Accounting Standards Executive Committee ("ASEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance as to whether certain costs for internal use software should be capitalized or expensed when incurred. In addition, in June 1998 the ASEC issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs. It requires costs of start-up activities to be expensed as incurred. SOP 98-1 and 98-5 are effective in 1999. The adoption of SOP 98-1 and 98-5 had no material impact on the financial statements.

(25) SUBSEQUENT EVENTS

     On February 2, 2000, the Company and substantially all of its subsidiaries, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). While this action constituted a default under the Company's and such subsidiaries various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 and its implementation.

     In connection with the Chapter 11 Filings, the Company entered into a secured super-priority debtor-in-possession revolving credit agreement with a group of banks led by Citicorp USA, Inc., N.A. to obtain up to $300,000 of debtor-in-possession financing (the "DIP Facility") to fund the Company's operations. On March 6, 2000, the United States Bankruptcy Court for the District of Delaware approved the full $300,000 DIP Facility. The DIP Facility matures on March 6, 2002. The DIP Facility provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable (other than Medicaid accounts receivable), (ii) the lesser of $40 million or 85% of eligible Medicaid accounts receivable,
(iii) the lesser of $25 million and 40% of the orderly liquidation value of eligible real estate, (iv) 100% of cash and 95% of cash equivalents on deposit or held in the Citibank collateral account and (v) the adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") of RoTech for the two most recent fiscal quarters up to a maximum of $150 million through May 3, 2000, $125 million from May 4, 2000 through August 2, 2000 and $100 million thereafter. The DIP financing agreement significantly limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. Pursuant to the DIP Facility advances to the Company are classified as either swing line or revolving credit facility advances. Swing line advances are considered to be Base Rate advances as defined by the agreement. Revolving credit advances consist of either Base Rate or Eurodollar Rate advances. As described below Base Rate and Eurodollar advances bear interest at different rates.

     The DIP Facility bears interest on Base Rate advances at a rate per annum equal to the greater of (1) the rate of interest announced publicly by Citibank in New York, New York from time to time, as Citibank's base rate, (2) the sum of 0.5% per annum plus a weighted average of the rates on overnight

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(25) SUBSEQUENT EVENTS- (CONTINUED)

Federal funds transactions ("Federal Funds Rate") or (3) the sum of 0.5% per annum plus (i) the rate per annum obtained by dividing (a) the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit, by (b) a percentage equal to 100% minus the average of the daily percentages specified during such three-week period by the Federal Reserve Board for determining the maximum reserve requirement for Citibank in respect to liabilities consisting of or including three-month U.S. dollar nonpersonal time deposits in the United States, plus (ii) the average during such three-week period of the maximum annual assessment payable by Citibank to the Federal Deposit Insurance Corporation for insuring dollar deposits in the United States.

     The DIP Facility bears interest on Eurodollar Rate advances at a rate per annum equal to the interest rate per annum equal to the displayed rate at 11:00 am (London time) two business days before the first day of such interest period on Telerate page 3750 for deposits in dollars in an amount substantially equal to the Eurodollar Rate advance and for a period equal to such interest period. To the extent that such interest rate is not available on the Telerate Service, the Eurodollar Rate for any interest period for each Eurodollar Rate advance shall be an interest rate per annum equal to the rate per annum at which deposits in dollars are offered by the principal office of Citibank in London to prime banks in the interbank market for dollar deposits at 11:00 am substantially equal to Citibank's Eurodollar Rate Advance comprising part of such revolving credit facility advance and for a period equal to such interest period. As described in the DIP Facility agreement, Eurodollar Rate advances are subject to additional interest at a rate per annum equal to the remainder obtained by subtracting (1) the Eurodollar Rate for such interest period from
(2) the rate determined by dividing such Eurodollar Rate by a percentage equal to 100% minus the Eurodollar Rate Reserve for such lenders.

     The DIP Facility also provides for a letter of credit subfacility ("LC Subfacility"). The LC Subfacility provides for the issuance of one or more letters of credit subject to certain conditions as set forth in the DIP Facility.

     The obligations of the Company under the DIP Facility are jointly and severally guaranteed by each of the Company's filing subsidiaries (the "Filing Subsidiaries"). Pursuant to the agreement, the Company and each of its Filing Subsidiaries have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other exceptions as described in the DIP Facility) in all of the Company's assets including, but not limited to, all accounts, chattel paper, contracts and documents, equipment, inventory, intangibles, real property, bank accounts and investment property.

     The DIP Facility contains customary representations, warranties and covenants of the Company, as well as certain financial covenants relating to minimum EBITDA and capital expenditures. The breach of such representations, warranties or covenants, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company being unable to obtain further advances under the DIP Facility and possibly the exercise of remedies by the DIP Facility lenders, either of which events could materially impair the ability of the Company to successfully reorganize under Chapter 11.

                       INTEGRATED HEALTH SERVICES, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                    1997           1998           1999
                                                               -------------- -------------- -------------
Allowance for doubtful accounts:
 Balance at beginning of period ..............................   $  31,439      $ 148,957        165,260
 Provisions for bad debts ....................................      38,509         53,123         70,073
 Acquired (disposed) companies ...............................     105,198         39,304        (11,850)
 Accounts receivable written-off (net of recoveries) .........     (26,189)       (76,124)       (59,034)
                                                                 ---------      ---------        -------
                                                                 $ 148,957      $ 165,260      $ 164,449
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
10.80,  10.81,  10.82. 10.83. 10.84, 10.85, 10.86, 10.87, 10.90, 10.91 and 10.92
are management contracts, compensatory plans or arrangements):

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
 4.1        --  Indenture,  dated as of  December  1, 1992,  between  Integrated
                Health Services, Inc. and Signet Trust Company, as Trustee, relating to the Company's 6% Convertible Subordinated Deben-tures. (8)
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
 4.9        --  Second Amended and Restated Supplemental Indenture,  dated as of
                May 15, 1997, from Inte- grated Health Service, Inc. to Signet Trust Company, as trustee, relating to the Company's 9 5/8% Senior Subordinated Notes due 2002 and 9 5/8% Senior Subordinated Notes due 2002, Series A. (11)
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
4.15        --  Indenture,  dated as of September 11, 1997,  between  Integrated
                Health Services, Inc. and First Union National Bank of Virginia,
                as  Trustee,  relating to the  Company's 9 1/4% Senior  Subordi-
                nated Notes due 2008. (13)
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
10.12       --  Guaranty by Integrated Health Services,  Inc. dated December 16,
                1993 to IFIDA Healthcare  Group,  Ltd., Morris Manor Associates,
                Plymouth House Health Care Center,  Inc.,  Chateau As- sociates,
                Broomall  Associates,  Lake  Ariel  Associates,  Winthrop  House
                Associates, Limited Part- nership, Mill Hill Associates, Limited
                Partnership, Hillcrest Associates and Kent Associates, L.P. (8)
10.13       --  Loan  Agreement,   dated  December  20,  1993,  by  and  between
                Integrated   Health  Services  at  Central  Florida,   Inc.  and
                Southtrust Bank of Alabama, National Association. (9)
10.14       --  Mortgage  and  Security  Agreement,  dated  December  20,  1993, between Integrated Health Services of Central Florida,  Inc. and
                Southtrust Bank of Alabama, National Association. (18)
10.15       --  Guaranty  Agreement,  dated  December  20, 1993,  by  Integrated
                Health  Services,  Inc. in favor of Southtrust  Bank of Alabama,
                National Association. (18)
10.16       --  Assignment  and Pledge of Deposit  Account,  dated  December 20,
                1993, from Integrated Health Ser- vices at Central Florida, Inc.
                in favor of Southtrust  Bank of Alabama,  National  Association.
                (18)
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

10.48       --  Promissory  Note,  dated  September 29, 1997,  made by Robert N.
                Elkins in favor of Integrated Health Services, Inc. (7)
10.49       --  Employment  Agreement  dated  as  of  January  1,  1994  between
                Integrated Health Services, Inc. and Lawrence P. Cirka. (25)
10.50       --  Amendment to  Employment  Agreement  dated as of January 1, 1995 between Integrated Health Services,  Inc. and Lawrence P. Cirka.
                (25)
10.51       --  Relocation  Agreement,  dated  as of  August  5,  1997,  between
                Integrated Health Services, Inc. and Lawrence P. Cirka. (7)
10.52       --  Employment  Agreement  dated  as  of  October  1,  1996  between
                Integrated Health Services, Inc. and C. Christian Winkle.(26)
10.53       --  Employment  Agreement,  dated as of October  21,  1997,  between
                RoTech Medical Corporation and Stephen Griggs. (7)
10.54      --   Revolving Credit and Security  Agreements,  dated as of December
                30, 1992,  between  Integrated Health Services,  Inc. and Morgan
                Hill Health Care Investors, Inc. (27)
10.55       --  Purchase  Option  and Right of First  Refusal  Agreement,  dated
                January 20, 1993, among Integrated  Health Services of Missouri,
                Inc.,  Dominic  F.  Tutera,  Joseph C.  Tutera,  and  Michael J.
                Tutera. (27)
10.56       --  Purchase  Option  and  Right of First  Refusal  Agreement  dated
                January  20,  1993,   between   Integrated  Health  Services  of
                Missouri, Inc. and Dominic F. Tutera. (27)
10.57       --  Revolving Credit and Security  Agreement dated January 20, 1993, between  Integrated  Health  Ser- vices of  Missouri,  Inc.  and
                Cenill, Inc. (27)
10.58       --  Guaranty dated July 1, 1992 made by Integrated  Health Services,
                Inc. (27)
10.59       --  Guaranty  dated  September  15, 1992 made by  Integrated  Health
                Services, Inc. (27)
10.60       --  Aircraft Lease Agreement  between RNE Skyview LLC and Integrated
                Health Services, Inc., dated as of December 12, 1997. (7)
10.61       --  Assignment  Agreement dated May 28, 1993 among Square D Company,
                Integrated  Health  Services,  Inc.,  Manekin at Owings  Mills I
                Limited Partnership, and McDonough School, Inc. (16)
10.62       --  Assignment dated June 1, 1993 among Integrated  Health Services,
                Inc.,   Rouse-Teachers   Proper-   ties,   Inc.,   Rouse  Office
                Management, Inc. and Square D Company. (16)
10.63       --  Intentionally omitted.
10.64       --  Credit  Amendment,  dated as of September 15, 1997, by and among
                Integrated Health Services, Inc., the lenders named therein, and
                Citibank, N.A., as administrative agent. (28)
10.65       --  Amendment  No. 1 dated as of December 1, 1997,  to the Revolving
                Credit  and  Term  Loan  Agree-  ment  among  Integrated  Health
                Services,  Inc., the lenders parties to the Credit Agreement and
                Citbank, N.A., as administrative agent for the lenders. (29)
10.66       --  Settlement  Agreement and Mutual Release,  made and entered into as of Monday,  May 5, 1997,  by and  between  Integrated  Health
                Services, Inc. and Coram Healthcare Corporation.(17)
10.67       --  Purchase Agreement,  dated as of January 13, 1998, between Omega
                Healthcare  Investors,  Inc. and Gainesville Health Care Center,
                Inc., Rest Haven Nursing Center  (Chestnut  Hill),  Inc.,  Rikad
                Properties,  Inc., Integrated  Management-Governor's  Park, Inc.
                and Lyric Health Care LLC and Lyric Health Care  Holdings,  Inc.
                (7)
10.68       --  Amended and Restated  Master  Franchise  Agreement,  dated as of
                December   31,  1998,   between   Integrated   Health   Services
                Franchising Co., Inc. and Lyric Health Care LLC.
10.69       --  Amended and Restated Master  Management  Agreement,  dated as of
                December  31,  1998,  between  Lyric  Health  Care  LLC  and IHS
                Facility Management, Inc.
10.70       --  Indemnity Agreement, dated as of January 13, 1998 by and between
                Integrated Health Services, Inc. and Omega Healthcare Investors,
                Inc. (7)
10.71       --  Master  Lease,  dated as of  January  13,  1998,  between  Omega
                Healthcare Investors,  Inc. and Lyric Health Care Holdings, Inc.
                (7)
10.72       --  Amended and  Restated  Operating  Agreement of Lyric Health Care
                LLC,  dated as of  February 1, 1998,  by and between  Integrated
                Health Services, Inc. and TFN Healthcare Investors, LLC. (7)
10.73       --  Employment  Agreement,  effective as of February 1, 1998, by and between Lyric Health Care LLC and Timothy F. Nicholson. (7)

10.74       --   Warrant to purchase shares issued to Shephen Griggs. (7)
10.75       --   Share  Acquisition   Agreement   relating  to  Speciality  Care
                 Limited. (7)
10.76       --   Employment   Agreement   dated  as  of  June  1,  1994  between
                 Integrated Health Services, Inc. and Anthony Masso. (26)
10.77       --   Master Lease,  dated as of December 31, 1998,  between  Monarch
                 Properties, LP and Lyric Health Care Holdings, III, Inc.
10.78       --   Indemnity  Agreement,  dated as of December 31,  1998,  between
                 Integrated  Health Services,  Inc. and Monarch  Properties,  LP
                 (Environmental)
10.79       --   Indemnity  Agreement,  dated as of  December  31,  1998,  among
                 Integrated Health Services,  Inc., Lyric Health Care LLC, Lyric
                 Health Care Holdings  III, Inc. and the entities  listed on the attached Exhibit A (Litigation)
10.80       --   Integrated  Health  Services,   Inc.   Supplemental   Executive
                 Retirement Plan ("Plan B")
10.81       --   Integrated Health Services,  Inc.,  Deferred  Compensation Plan
                 for Senior Vice  Presidents  and Highly  Compensated  Employees
                 (30)
10.82       --   Employment  Agreement,   dated  as  of  July  1,  1997  between
                 Integrated Health Services, Inc. and C. Taylor Pickett. (31)
10.83       --   Employment  Agreement,   dated  as  of  July  ,  1998,  between
                 Integrated Health Services, Inc. and John F. Heller. (31)
10.84       --   Integrated Health Services,  Inc.  Non-Employee  Director Stock
                 Unit and Deferred Compensation Plan. (31)
10.85       --   Employment  Agreement,  dated  as  of  July  1,  1998,  between
                 Integrated Health Services, Inc. and Sally Weisberg. (31)
10.86       --   Amendment  No. 1 to  Amended  and  Restated  Integrated  Health
                 Services,  Inc. Key Employee Supplemental  Executive Retirement
                 Plan ("Plan A"). (31)
10.87       --   Amendment No. 1 to Supplemental  Agreement,  effective November
                 18, 1997, by and between  Integrated Health Services,  Inc. and
                 Robert N. Elkins. (31)
10.88       --   Amendment  No. 4, dated as of March 25, 1999,  to the Revolving
                 Credit  and Term Loan  Agree-  ment,  among  Integrated  Health
                 Services,  Inc., a Delaware  corporation (the "Borrower"),  the lend- ers  parties to the Credit  Agreement  referred  to below
                 (the "Lenders") and Citibank, N.A., as administrative agent for the Lenders. (34)
10.89       --   Secured  Super-Priority  Debtor In Possession  Revolving Credit
                 Agreement,  dated as of  February  3,  2000,  among  Integrated
                 Health Services, Inc. (the "Borrower"), a Delaware corporation, as debtor  and  debtor in  possession  under  chapter 11 of the
                 Bankruptcy  Code,  the  certain  subsidiaries  of the  Borrower identified  on Schedule  II thereto,  as debtors and debtors in possession under chapter 11 of the Bankruptcy Code (the "Filing
                 Subsidiaries"),  the lenders named  therein,  and Citicorp USA,
                 Inc., as collateral  monitoring agent and administrative  agent for the Lenders.
10.90       --   Amendment,  dated  January 4,  2000,  to  Employment  Agreement between Integrated Health Ser- vices, Inc. and Sally Weisberg.
10.91       --   Amendment,  dated  January 4,  2000,  to  Employment  Agreement between  Integrated  Health  Ser-  vices,  Inc.  and C.  Taylor
                 Pickett.
10.92       --   Amendment,  dated  December 16, 1999, to  Employment  Agreement between Integrated Health Services, Inc. and John Heller.
21          --   Subsidiaries of Registrant.
23.1        --  Consent of KPMG LLP.
27.1        --  Financial Data Schedule -- Year Ended December 31, 1999
27.2        --  Restated Financial Data Schedule -- Year Ended December 31, 1998
27.3        --  Restated Financial Data Schedule -- Year Ended December 31, 1997
----------
(1) Incorporated herein by reference to the Company's Current Report on Form 8-K dated July 6, 1997.

(2) Incorporated herein by reference to the Company's Tender Offer Statement on Schedule 14D-1 filed with the Securities and Exchange Commission on August 7, 1997.

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K dated November 3, 1997.

(4) Incorporated by reference to the Company's Registration Statement on Form S-3, Nos 33-77754, effective June 29, 1994.
(5) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 33-94130, effective September 15, 1995.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated September 27, 1995.
(7) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(8) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-54458, effective December 9, 1992.
(9) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-76322, effective June 29, 1994.
(10) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-81378, effective September 21, 1994.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(12) Incorporated by reference to the Company's Quarterly Report on From 10-Q for the period ended June 30, 1994.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
(14) Incorporated by reference to RoTech Medical Corporation's Registration Statement on Form S-3, No. 333-10915, effective September 10, 1996.
(15) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-39339, effective April 25, 1991.
(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(18) Incorporated by reference the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(19) Incorporated by reference to the Company's Current Report on Form 8-K dated August 31, 1994.
(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992.
(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.
(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.
(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(24) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(25) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
(26) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(27) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(28) Incorporated by reference from the Company's Current Report on Form 8-K dated September 15, as amended.
(29) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 31, 1993.
(30) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(31) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(32) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

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

April 10, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          SIGNATURE                                      TITLE                       DATE
-----------------------------             ----------------------------------   ---------------
      /s/ ROBERT N. ELKINS                Chairman of the Board, President     April 10, 2000
--------------------------------------    and Chief Executive Officer
         Robert N. Elkins                 (Principal Executive Officer)


      /s/ KENNETH M. MAZIK                Director                             April 10, 2000
--------------------------------------
         Kenneth M. Mazik


     /s/ ROBERT A. MITCHELL               Director                             April 10, 2000
--------------------------------------
        Robert A. Mitchell


   /s/ TIMOTHY F. NICHOLSON               Director                             April 10, 2000
--------------------------------------
      Timothy F. Nicholson


      /s/ JOHN L. SILVERMAN               Director                             April 10, 2000
--------------------------------------
        John L. Silverman


      /s/ C. TAYLOR PICKETT               Executive Vice President--Chief      April 10, 2000
--------------------------------------    Financial Officer (Principal
         C. Taylor Pickett                Financial and Accounting Officer)

