Form 10-K/A
period 1999-12-31
INTEGRATED HEALTH SERVICES INC
filed 2000-05-02
CIK 785814

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------


                                   FORM 10-K/A



(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                      SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]                       SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _____  to ______
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

                               Title of each class
                               -------------------
                             Common Stock, par value
                                 $.001 per share

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                       OWNED                  LEASED                  MANAGED
                               ---------------------- ----------------------- -----------------------     OTHER
                                             LICENSED               LICENSED                LICENSED     SERVICE
             STATE              FACILITIES     BEDS    FACILITIES     BEDS     FACILITIES     BEDS     LOCATIONS(1)
------------------------------ ------------ --------- ------------ ---------- ------------ ---------- -------------
Alabama ......................                               5          550                                 32
Arizona ......................                                                                              18
Arkansas .....................                                                                              24
California ...................                               2          244         2           199         20
Colorado .....................       1           49         10        1,308         1           155         34
Connecticut ..................                                                      3           585          1
Delaware .....................                               1          153
District of Columbia .........                                                                               3
Florida ......................      13        1,977         25        3,080        16         1,868         82
Georgia ......................       2          304         24        3,015         2           190         51
Idaho ........................                                                                               7
Illinois .....................       1          165          1           55         1           150         28
Indiana ......................                               1          147                                 22
Iowa .........................       2          221          5          352                                 24
Kansas .......................       4          314          5          621                                 18
Kentucky .....................                               1           98                                 30
Louisiana ....................       2          235         15        1,694         2           240         22
Maine ........................                                                                               5
Maryland .....................                                                                               3
Massachusetts ................       1          122          6          883                                  2
Michigan .....................       3          449          4          597         1            99         30
Minnesota ....................                                                                              21
Mississippi ..................                                                      4           536         28
Missouri .....................       1          114          4          548         1           176         25
Montana ......................                                                                              16
Nebraska .....................      14          841          2          119                                  4
Nevada .......................       2          369         11        1,488                                 17
New Hampshire ................       1          112                                 2            88          3
New Jersey ...................                               1           64                                 14
New Mexico ...................       1          113         24        2,357         1            85         21
New York .....................                                                                              11
North Carolina ...............       2          275          9        1,083                                 46
North Dakota .................                                                                               2
Ohio .........................       1          100         17        1,655        17         1,846         42
Oklahoma .....................                               2          161         1           106         22
Oregon .......................                                                                               3
Pennsylvania .................       2          379          8        1,094         5           897         57
South Carolina ...............       2          164         12        1,324                                 23
South Dakota .................                                                                               7
Tennessee ....................                               1          124                                 23
Texas ........................      16        2,262         17        1,903        17         2,658         82
Utah .........................                                                                               7
Virginia .....................                               1          111                                 12
Washington ...................                               1          150                                 11
West Virginia ................                               1          125                                 11
Wisconsin ....................                               1          115                                 12
Wyoming ......................                               2          231                                 21
                                    --        -----         --        -----        --         -----         --
Total ........................      71        8,565        219       25,449        76         9,878        997
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

Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases. The Company is in the process of analyzing and reviewing its lease portfolio. The Company expects to terminate certain leases and/or seek rent relief for certain facilities.
                                       24

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
  First Quarter ...............    $39 5/16      $  28 1/4
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

     In 1997 the Company declared a cash dividend of $0.02 per share. IHS does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company's secured super priority debtor in possession credit agreement prohibits the payment of dividends. The Company's term loan and revolving credit facility prohibits the payment of dividends without the consent of the lenders, and the indentures under which the Company's 10 1/4% Senior Subordinated Notes due 2006, 9 1/2% Senior Subordinated Notes due 2007 and 9 1/4% Senior Subordinated Notes due 2008 limit the payment of dividends unless certain financial tests are met.

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


                                                                                             PERIOD TO PERIOD INCREASE
                                                              PERCENTAGE OF NET REVENUES             (DECREASE)
                                                           --------------------------------- --------------------------
                                                                                                 YEAR          YEAR
                                                                                                 ENDED        ENDED
                                                                                               DECEMBER      DECEMBER
                                                                                               31, 1998      31, 1999
                                                                                               COMPARED      COMPARED
                                                               YEARS ENDED DECEMBER 31,         TO 1997      TO 1998
                                                           --------------------------------- ------------ -------------
                                                               1997        1998       1999
                                                           ----------- ----------- ---------
Total revenues ...........................................     100.0%      100.0%      100%       111.9%    (   13.9)%
Costs and Expenses:
 Operating, general and administrative expenses (includ-
  ing rent) ..............................................      77.9        78.9      84.5        114.7     (    7.8)
 Depreciation and amortization ...........................       4.0         5.3       7.6        179.0         23.3
 Interest, net ...........................................       6.8         8.0      12.6        151.5         34.5
 Provision for settlement of of government claims ........        --          --       1.5            *            *
 Reorganization costs ....................................        --          --        .3            *            *
 Non-recurring charges ...................................       8.8          --      81.1      ( 100.0)           *
                                                               -----       -----     -----      -------     ---------
  Earnings  (loss)  from  continuing  operations  before eq-
   uity in earnings of affiliates,  income taxes,  extraor-
   dinary items and  cumulative  effect of accounting
   change ................................................       2.5         7.8     (87.6)       549.6     (1,067.7)
Equity in earnings of affiliates .........................      (0.0)       (0.0)       .1        336.4            *
                                                               -----       -----     -----      -------     ---------
  Earnings (loss) from continuing operations before in-
   come taxes, extraordinary items and cumulative ef-
   fect of accounting change .............................       2.5         7.8     (87.5)       549.1     (1,065.2)
Federal and state income taxes ...........................       2.3         3.2        .4        186.2     (   89.7)
                                                               -----       -----     -----      -------     ---------
  Earnings (loss) from continuing operations before ex-
   traordinary items and cumulative effect of account-
   ing change ............................................       0.2         4.6     (87.9)     5,358.2     (1,743.0)
Loss from discontinued operations ........................       1.0         6.9        --      1,403.0            *
                                                               -----       -----     -----      -------     ---------
  Loss before extraordinary items and cumulative ef-
   fect of accounting change .............................     ( 0.8)      ( 2.3)    (87.9)     ( 511.1)    (3,208.6)
Extraordinary items ......................................       1.5          --       0.4            *        100.0
                                                               -----       -----     -----      -------     ---------
  Loss before cumulative effect of accounting change......     ( 2.3)      ( 2.3)    (87.5)     ( 114.6)    (3,195.1)
Cumulative effect of accounting change ...................       0.1          --        --            *            *
                                                               -----       -----     -----      -------     ---------
  Net loss ...............................................     ( 2.4)      ( 2.3)    (87.5)     ( 102.9)    (3,195.1)
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
                                                 MARCH 31     JUNE 30      SEPT. 30     DEC. 31
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

(5) In the fourth quarter of 1999, the Company made adjustments to account for the transfer of 33 facilities to Monarch as a financing and to revise certain accruals for incentive management fees (and related equity in earnings of Lyric) and for workers' compensation obligations. These adjustments had the following effect on operating results in the fourth quarter: revenues were increased by $12,361,000 (related to rental revenue and management fee income); operating, general and administrative expenses were decreased by $1,500,000; depreciation and amortization were increased by $4,164,000; interest was increased by $9,213,000 and equity in earnings of affliates was increased by $420,000. These fourth quarter adjustments had a net effect of $904,000 which related to previous fiscal periods in 1999. The effect on individual quarterly results was not material.

     From January 1, 1998 through December 31, 1999, the Company acquired 12 geriatric care facilities (including 9 facilities it had previously leased), leased 52 geriatric care facilities and entered into management agreements to manage 41 geriatric care facilities and 5 specialty hospitals. During this period, the Company sold or transferred its interest in 59 geriatric care facilities and 5 specialty hospitals (including 38 geriatric care facilities and 5 specialty hospitals that it currently manages) and agreements to manage 22 facilities were terminated. During this period, the Company sold its infusion and home health nursing divisions. See "-- Acquisition and Divestiture History -- Divestitures." In March 1999, the Company sold, effective April 1, 1999, three additional facilities to Monarch LP for $33 million, which purchase price was paid by a 10% promissory note due March 2000. Monarch LP then leased these facilities to subsidiaries of Lyric. In September 1999 the Company cancelled the transaction effective April 1, 1999, because Monarch was unable to obtain adequate financing, and restored the assets to the Company's balance sheet.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              PAGE
                                                                                             -----
     Independent Auditors' Report ........................................................     58
     Consolidated Balance Sheets at December 31, 1998 and 1999 ...........................     59
     Consolidated Statements of Operations for the years ended December 31, 1997, 1998         60
       and 1999
     Consolidated Statements of Comprehensive Income (Loss) for the years ended December
       31, 1997, 1998 and 1999 ...........................................................     61
     Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
       December 31, 1997, 1998 and 1999 ..................................................     62
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998         64
       and 1999
     Notes to Consolidated Financial Statements ..........................................     65
     Schedule II -- Valuation and Qualifying Accounts ....................................    109


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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (DOLLARS IN THOUSANDS)


                                                                          YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                                                    1999
                                                                   1997            1998             ----
Net loss ..................................................     $ (33,505)      $ (67,978)      $ (2,239,927)
Other comprehensive loss, net of tax:
 Unrealized loss on available for sale securities .........        (5,756)             --                 --
                                                                ---------       ---------       ------------
Comprehensive loss ........................................     $ (39,261)      $ (67,978)      $ (2,239,927)
                                                                =========       =========       ============

          See accompanying notes to consolidated financial statements.

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            (DOLLARS IN THOUSANDS)


                                                                      ADDITIONAL

                                                PREFERRED   COMMON     PAID-IN
                                                  STOCK      STOCK     CAPITAL
                                               ----------- -------- -------------
Balance at December 31, 1996 .................     $--        $24    $   445,667
                                                   ---        ---    -----------
 Issuance of 976,504 common shares in
  payment of earn-out in connection with
  prior acquisition (note 2) .................      --          1         26,438
 Issuance of 16,993,217 common shares in
  connection with acquisitions (note 2) ......      --         17        553,385
 Issuance of 81,434 common shares in con-
  nection with employee stock purchase
  plan .......................................      --         --          1,757
 Exercise of employee stock options for
  1,418,968 common shares ....................      --          1         28,169
 Tax benefit arising from exercise of em-
  ployee stock options .......................      --         --          7,020
 Reversal of unrealized gain on available
  for sale securities ........................      --         --             --
 Acquisition of 548,500 common shares of
  treasury stock (at cost) ...................      --         --             --
 Declaration of cash dividend, $0.02 per
  common share ...............................      --         --             --
 Net loss ....................................      --         --             --
                                                   ---        ---    -----------
Balance at December 31, 1997 .................      --         43      1,062,436
                                                   ---        ---    -----------
 Exercise of employee stock options for
  3,511,717 common  shares,  less 498,407 shares
  tendered therefor at a value of $16,286.....      --          3         56,683
 Issuance of 51,186 common shares in con-
  nection with employee stock purchase
  plan .......................................      --         --          1,079
 Issuance of 2,456,746 common shares in
  connection with acquisitions (note 2) ......      --          3         80,764
 Issuance of 347,700 common shares of
  treasury stock in connection with acqui-
  sitions ....................................      --         --           (351)
 Issuance of 658,824 common shares of
  treasury stock to fund key employee
  supplemental executive retirement
  plans ......................................      --         --         (2,569)
 Acquisition of 1,060,500 common shares
  of treasury stock (at cost) ................      --         --             --
 Issuance of 223,466 common shares in
  connection with debt payments ..............      --         --          8,554
 Value of 1,841,700 options issued in con-
  nection with acquisition of Rotech Med-
  ical Corporation ...........................      --         --         32,743
 Tax benefit arising from exercise of em-
  ployee stock options .......................      --         --         21,332

                                                               UNREALIZED
                                                                 GAIN ON
                                                  RETAINED    AVAILABLE FOR
                                                  EARNINGS        SALE        TREASURY
                                                 (DEFICIT)     SECURITIES       STOCK        TOTAL
                                               ------------- -------------- ------------ -------------
Balance at December 31, 1996 .................  $   79,814     $   9,360     $       --   $   534,865
                                                ----------     ---------     ----------   -----------
 Issuance of 976,504 common shares in
  payment of earn-out in connection with
  prior acquisition (note 2) .................          --            --             --        26,439
 Issuance of 16,993,217 common shares in
  connection with acquisitions (note 2) ......          --            --             --       553,402
 Issuance of 81,434 common shares in con-
  nection with employee stock purchase
  plan .......................................          --            --             --         1,757
 Exercise of employee stock options for
  1,418,968 common shares ....................          --            --             --        28,170
 Tax benefit arising from exercise of em-
  ployee stock options .......................          --            --              -         7,020
 Reversal of unrealized gain on available
  for sale securities ........................          --        (9,360)            --        (9,360)
 Acquisition of 548,500 common shares of
  treasury stock (at cost) ...................          --            --        (19,813)      (19,813)
 Declaration of cash dividend, $0.02 per
  common share ...............................        (814)           --             --          (814)
 Net loss ....................................     (33,505)           --             --       (33,505)
                                                ----------     ---------     ----------   -----------
Balance at December 31, 1997 .................      45,495            --        (19,813)    1,088,161
                                                ----------     ---------     ----------   -----------
 Exercise of employee stock options for
  3,511,717 common shares, less 498,407
  shares tendered therefor at a value of
  $16,286.....................................          --            --             --        56,686
 Issuance of 51,186 common shares in con-
  nection with employee stock purchase
  plan .......................................          --            --             --         1,079
 Issuance of 2,456,746 common shares in
  connection with acquisitions (note 2) ......          --            --             --        80,767
 Issuance of 347,700 common shares of
  treasury stock in connection with acqui-
  sitions ....................................          --            --         13,059        12,708
 Issuance of 658,824 common shares of
  treasury stock to fund key employee
  supplemental executive retirement
  plans ......................................          --            --          9,569         7,000
 Acquisition of 1,060,500 common shares
  of treasury stock (at cost) ................          --            --        (18,469)      (18,469)
 Issuance of 223,466 common shares in
  connection with debt payments ..............          --            --             --         8,554
 Value of 1,841,700 options issued in con-
  nection with acquisition of Rotech Med-
  ical Corporation ...........................          --            --             --        32,743
 Tax benefit arising from exercise of em-
  ployee stock options .......................          --            --             --        21,332



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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (d) Property, Plant and Equipment - (CONTINUED)

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

     (k) Impairment of Long-Lived Assets

     Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying value of an asset is not recoverable, the Company estimates the

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (k) Impairment of Long-Lived Assets - (CONTINUED)

projected undiscounted cash flows, excluding interest, of the related individual facilities and business units (the lowest level for which there are identifiable cash flows independent of other groups of assets) to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent and projected financial performance of its facilities and business units using standard industry valuation techniques. If an asset tested for recoverability was acquired in a business combination accounted for using the purchase method, the related goodwill is included as part of the carrying value and evaluated as described above in determining the recoverability of that asset.

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

     (o) Management Agreements

     IHS manages geriatric care facilities under contract for others for a fee which generally is equal to 4% to 8% of the gross revenue of the geriatric care facility. Under the terms of the contract, IHS is responsible for providing all personnel, marketing, nursing, resident care, dietary and social services, accounting and data processing reports and services for these facilities, although such services are provided at the facility owner's expense. In addition, certain management agreements also provide IHS with an incentive fee based on the

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (o) Management Agreements - (CONTINUED)

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
                                                  =======       =======        ======      =======     =========    =======

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2) BUSINESS ACQUISITIONS- (CONTINUED)

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 1998

     Acquisitions in 1998 and the manner of payment are summarized as follows:


MONTH                             TRANSACTION DESCRIPTION
----------- -------------------------------------------------------------------
January     Stock of Paragon Rehabilitative Service, Inc.
February    Assets of Health Star, Inc.
February    Stock of Medicare Convalescent Aids of Pinellas d/b/a
            Medaids,  RxStat,  Prime Medical Services February Stock of Michigan
            Medical Supply  February Assets of Nutmeg  Respiratory  Homecare March Assets of
            Chancy Healthcare Serice, Inc.,
            Chancy Oxygen Services, CHS Home Infusion Company,
            Inc., Chancy Healthcare Services of Waynesboro
April       Stock of Magnolia Group, Inc.
May         Assets of American Mobile Health Systems, Inc.
May         Assets of Eastern Home Care & Oxygen, Inc., Mira Associates,
            Altoona Medox Enterprises, Professional Home Care, Keystone Home
            Oxygen Services
May         Assets of First Community Care, Inc.
June        Assets of Metropolitan Lithotripter Associates
June        Stock of Premiere Associates, Inc.
June        Assets of Apex Home Care, Inc.
June        Assets of Osborne Medical, Inc.
July        Stock of Collins Rentals, Inc.
August      Stock of Home Care Oxygen Services, Inc.
August      Assets of Tri-County Medical Oxygen, Inc.
August      Assets of American Oxygen Services of Tennessee
September   Assets of Accucare Medical Corporation
September   Assets of Valley Oxygen & Medical Equipment, Inc.
October     Assets of Mark-Daniel Enterprises, Inc. d/b/a Arrowhealth Medical
            Supply
October     Assets of Professional Respiratory Care, Inc.
October     Stock of Acadia Home Care
November    Assets of Oakwood Manor Nursing Center, Inc.
November    Assets of Norcare Home Medical, Inc.
November    Stock of RespaCare, Inc.
November    Assets of Caremor Health Services, Inc.
Various     71 acquisitions, each with total costs of less than $2,000
Various     Cash payments of acquisition costs accrued in 1997 and 1998

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
                                         =======       ========      ======    ========     =========     =========    ========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2) BUSINESS ACQUISITIONS- (CONTINUED)

The allocation of the total costs of the 1997 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                                 PROPERTY,
                                      CURRENT    PLANT AND   ASSETS HELD      OTHER
                                       ASSETS    EQUIPMENT     FOR SALE      ASSETS
                                    ----------- ----------- ------------- ------------
In-Home Health Care, Inc. .........  $    989    $    229      $     --    $        7
Portable X-Ray Labs, Inc. .........     1,309          --            --            11
Achievement Rehab .................        --          --            --            --
Health Care Industries, Inc. ......       805         204            --            41
Rehab Dynamics, Inc. & Restor-
 ative Therapy, Ltd. ..............     4,140         954            --           107
Ambulatory Pharmaceutical Ser-
 vices, Inc. & APS America,
 Inc. .............................     1,987          48            --             8
Arcadia Services, Inc. ............     3,980         348            --         2,464
Barton Creek Healthcare, Inc. .....       884          96            --            --
Community Care of America,
 Inc. .............................    12,022      39,286        12,030       (11,111)
Coram Lithotripsy Division ........     6,286       5,775            --         3,736
RoTech Medical Corporation ........    95,274     119,724        16,000        10,086
Durham Meridian Limited Part-
 nership ..........................     1,325       8,453            --           102
HPC America, Inc. .................     3,882         754            --        (5,756)
Richards Medical Company, Inc......       228         279            --            --
Central Medical Supply Company,
 Inc. .............................       283         173            --            --
Hallmark Respiratory Care .........       617         391            --             3
Shadow Mountain ...................        --       4,062            --            --
HEALTHSOUTH Corporation
 businesses .......................   176,031     232,864        80,647            --
Sunshine Medical Equipment, Inc.          374         200            --            --
Quest Inc. ........................     3,164       2,207            --            17
Other acquisitions ................       734         933            --            38
                                     --------    --------      --------    ----------
                                     $314,314    $416,980      $108,677    $     (247)
                                     ========    ========      ========    ==========
                                     INTANGIBLE     CURRENT      LONG-TERM       TOTAL
                                       ASSETS     LIABILITIES   LIABILITIES      COST
                                    ------------ ------------- ------------- ------------
In-Home Health Care, Inc. .........  $    3,856   $     (797)   $     (834)   $    3,450
Portable X-Ray Labs, Inc. .........       5,653         (297)         (476)        6,200
Achievement Rehab .................      26,439           --            --        26,439
Health Care Industries, Inc. ......       2,505       (1,080)         (150)        2,325
Rehab Dynamics, Inc. & Restor-
 ative Therapy, Ltd. ..............      21,478       (3,204)       (1,312)       22,163
Ambulatory Pharmaceutical Ser-
 vices, Inc. & APS America,
 Inc. .............................      41,624       (5,467)           --        38,200
Arcadia Services, Inc. ............      39,233      (24,724)       (1,132)       20,169
Barton Creek Healthcare, Inc. .....       7,293       (3,136)           --         5,137
Community Care of America,
 Inc. .............................     109,682      (38,768)      (17,263)      105,878
Coram Lithotripsy Division ........     162,625      (39,422)         (500)      138,500
RoTech Medical Corporation ........     669,615     (244,665)     (136,789)      529,245
Durham Meridian Limited Part-
 nership ..........................          --       (1,072)       (4,033)        4,775
HPC America, Inc. .................      28,480           --          (408)       26,952
Richards Medical Company, Inc......       1,646           --            --         2,153
Central Medical Supply Company,
 Inc. .............................       1,625          (31)           --         2,050
Hallmark Respiratory Care .........       2,902           --            --         3,913
Shadow Mountain ...................          --           --            --         4,062
HEALTHSOUTH
 Corporation businesses ...........     979,691     (158,068)     (101,043)    1,210,122
Sunshine Medical Equipment, Inc.          2,986           --            --         3,560
Quest Inc. ........................      27,997           --            --        33,385
Other acquisitions ................       9,755       (1,476)          (80)        9,904
                                     ----------   ----------    ----------    ----------
                                     $2,145,085   $ (522,207)   $ (264,020)   $2,198,582
                                     ==========   ==========    ==========    ==========

                                       74

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     On February 1, 1998 Lyric also entered into a five-year employment agreement with Timothy F. Nicholson, the principal stockholder of TFN and a director of the Company. Pursuant to Lyric's operating agreement, Mr. Nicholson serves as Managing Director of Lyric and has the day-to-day authority for the management and operation of Lyric and initiates policy proposals for business plans, acquisitions, employment policy, approval of budgets, adoption of insurance programs, additional service offerings, financing strategy, ancillary service usage, change in material terms of any lease and adoption/amendment of employee health, benefit and compensation plans. Lyric will dissolve on December 31, 2047 unless extended for an

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES- (CONTINUED)

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
                                 ========     =======      ========

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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


                                                          DECEMBER 31,
                                                             1998
                                                          ------------
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

(9) LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1999 is summarized as follows:

                                                                                                1998         1999
                                                                                           ------------- ------------
Revolving credit and term loan facility notes:
 Revolving credit loans ..................................................................  $  766,000    $  963,914
 Term loans ..............................................................................   1,138,500     1,129,764
                                                                                            ----------    ----------
                                                                                             1,904,500     2,093,678
 Less current portion ....................................................................      11,500     2,093,678
                                                                                            ----------    ----------
 Total revolving credit and term loan facility notes, less current portion ...............  $1,893,000    $       --
                                                                                            ==========    ==========
Mortgages and other long-term debt:
 Loans payable to Monarch at LIBOR plus 2.875% (8.70% at December 31, 1999), due January
  2003 (see note 19) .....................................................................  $       --    $  137,509
 Loans payable to Monarch at LIBOR plus 3.5% (9.32% at December 31, 1999), due Septem-
  ber 2004 (see note 19) .................................................................          --         5,185
 8.094% note payable, due December 2001 ..................................................       9,037            --
 Prime plus 1.25% note payable (9.75% at December 31, 1999), due December 2000 ...........       7,788            --
 Mortgages payable in monthly installments of $62, including interest at rates ranging
  from 9%to 14% ..........................................................................       3,143         2,877
 Prime plus 1% (9.5% at December 31, 1999) note payable in monthly installments of $89,
  including interest, with final payment in January 2020 .................................       9,535         9,386
 Seller notes, interest rates ranging from 10% to 14%, with final payment due in July
  2000 ...................................................................................       1,489         1,450
 LIBOR plus 1.75% (7.57% at December 31, 1999) mortgage note payable in monthly install-
  ments of $51, including interest, with final payment due December 2000..................       6,142         5,997
 Mortgages payable in monthly installments of $89, including interest at rates ranging
from 10.09% to 10.64% ....................................................................       8,762         8,685
 10.89% mortgage note payable in monthly installments of $41, including interest, due
  April 2015 .............................................................................       3,827         3,796
 11.5% mortgage note payable in monthly installments of $65, including interest, due
  January 2006............................................................................       4,966         4,930
 11% mortgage note payable in monthly installments of $216, including interest, due
  December 2010 ..........................................................................      19,123        18,777
 11.5% mortgage note payable in monthly installments of $55, including interest, due
  January 2006............................................................................       4,184         4,156
 11% mortgage note payable in monthly installments of $41, including interest, due
  December 2006 ..........................................................................       2,808         2,736
 8.6% mortgage note payable in monthly installments of $30, including interest, due July
  2034 ...................................................................................       4,015         3,997
 7.89% mortgage payable in monthly installments of $409 including interest, due July 2023.      52,674        52,006
 9.95% mortgage payable due December 2003, interest payable monthly ......................      37,500        37,500
 9.5% mortgage notes payable due March 2008, interest payable monthly ....................      12,000        12,000
 8% mortgages payable in annual installments of $880 including interest, due January 2003.       3,000         2,200
 8.69% mortgages payable in monthly installments of $35 including interest due September
  2004 ...................................................................................       3,902         3,770
 11.25% mortgages payable in monthly installments of $47 including interest due November
  2006 ...................................................................................       4,925         4,917
 7.75% notes payable due September 2024 ..................................................      13,159        12,989
 3% to 6% seller notes with final payment due June 2001 ..................................       3,373         4,930

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(9) LONG-TERM DEBT - (CONTINUED)


                                                                                                1998         1999
                                                                                           ------------- ------------
 Other ...................................................................................      17,177        18,669
                                                                                            ----------    ----------
 Total mortgages and other debt ..........................................................     232,529       358,462
 Less current portion ....................................................................       5,260        40,191
                                                                                            ----------    ----------
 Total mortgages and other long-term debt, less current portion ..........................  $  227,269    $  318,271
                                                                                            ==========    ==========
Subordinated debt:
 5 3/4% Convertible Senior Subordinated Debentures due January 1, 2001, with interest
  payable semi-annually on January 1 and July 1 ..........................................  $  143,750    $  142,659
 5 1/4% Convertible Subordinated Debentures due June 1, 2003 of RoTech Medical Corpora-
  tion, with interest payable semi-annually on June 1 and December 1 .....................       2,026         1,979
 9 5/8% and 10 3/4% Senior Subordinated Notes due May 31, 2002, and July 15, 2004 with
  interest payable semi-annually .........................................................         132           132
 10 1/4% Senior Subordinated Notes due April 30, 2006, with interest payable
  semi-annually on April 30 and October 30 ...............................................     150,000       143,950
 9 1/2% Senior Subordinated Notes due September 15, 2007, with interest payable
  semi-annually on March 15 and September 15 .............................................     450,000       450,000
 9 1/4% Senior Subordinated Notes due January 15, 2008, with interest payable
  semi-annually on January 15 and July 15 ................................................     500,000       496,655
                                                                                            ----------    ----------
 Total subordinated debt, included in current portion ....................................   1,245,908     1,235,375
                                                                                            ----------    ----------
 Less current portion ....................................................................          --     1,235,375
                                                                                            ----------    ----------
 Total subordinated debt, less current portion ...........................................  $1,245,908    $       --
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

     The Company utilizes interest rate swap agreements to manage interest rate exposure on its floating rate revolving credit and term loan facility. The principal objective of such contracts is to minimize the risks and/or costs associated with financial operating activities. Each interest rate swap is matched as a hedge against existing floating rate debt. The Company does not hold derivative financial instruments for trading or speculative purposes. In December 1999, the counterparties terminated certain floating to fixed interest rate swap agreements with a total notional amount of $850,000. As a result, the Company recorded a net settlement liability of $2,622 at December 31, 1999, which has been recorded as additional interest expense in the statement of operations. At December 31, 1999, the Company had outstanding $150,000 notional amount of

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(9) LONG-TERM DEBT - (CONTINUED)

floating to fixed interest rate swap agreements. Subsequent to December 31, 1999, such agreements were terminated and resulted in an immaterial gain to the Company.

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

     At  December  31,  1999,   the  aggregate   maturities  of  long-term  debt
(reflecting all debt in default as currently payable) for the five years ending December 31, 2004 and thereafter are as follows:


   2000 ...............    $3,369,244
   2001 ...............        68,228
   2002 ...............       141,415
   2003 ...............        42,817
   2004 ...............        10,089
   Thereafter .........        55,722
                           ----------

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

(11) LEASES

     The Company has entered into operating leases as lessee of 227 health care facilities and certain office facilities expiring at various dates through July 2023. Minimum rent payments due under operating leases in effect at December 31, 1999 are summarized as follows:


       2000 .......................  $127,475
       2001 .......................   115,220
       2002 .......................   102,099
       2003 .......................    93,833
       2004 .......................    86,294
       Subsequent to 2004 .........   473,471
                                     --------
         Total ....................  $998,392
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

(14) INCOME TAXES

     The provision for income taxes on earnings before income taxes and extraordinary items is summarized as follows:


                                                   YEAR ENDED DECEMBER 31,
                                           ---------------------------------------
                                               1997           1998          1999
                                           ------------   ------------   ---------
       Continuing operations ...........    $  33,238      $  95,128      $9,764
       Discontinued operations .........       (8,789)       (83,291)         --
                                            ---------      ---------      ------
                                            $  24,449      $  11,837      $9,764
                                            =========      =========      ======
       Federal .........................       20,783         10,393          --
       State ...........................        3,666          1,444       9,764
                                            ---------      ---------      ------
                                            $  24,449      $  11,837      $9,764
                                            =========      =========      ======
       Current .........................       39,042        (29,518)      9,096
       Deferred ........................      (14,593)        41,355         668
                                            ---------      ---------      ------
                                            $  24,449      $  11,837      $9,764
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


                                                   1998         1999
                                                ----------   ----------
Change in benefit obligation:
 Projected benefit obligation at beginning of
   year .....................................    $11,171      $10,769
 Service cost ...............................      1,047          960
 Interest cost ..............................        708          754

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(15) OTHER COMMITMENTS AND CONTINGENCIES - (CONTINUED)

Actuarial loss .....................................       314           597
 Benefits paid .....................................      (2,471)           --
                                                          ------            --
 Projected benefit obligation at end of year .......      10,769        13,080
                                                          ------        ------
Change in plan assets:
 Fair value of plan assets at beginning of year.....      17,992        17,685
 Actual return on plan assets ......................      (1,799)         (632)
 Employer contribution (revocation) ................       3,963        (3,000)
 Benefits paid .....................................      (2,471)           --
                                                          ------        ------
 Fair value of plan assets at end of year ..........      17,685        14,053
                                                          ------        ------
 Funded status .....................................       6,916           973
 Unrecognized net actuarial loss ...................       4,464         6,537
 Unrecognized prior service cost ...................       4,774         4,035
                                                          ------        ------
 Prepaid benefit cost ..............................    $ 16,154      $ 11,545
                                                        ========      ========
Weighted-average assumptions as of December 31:
 Discount rate .....................................        7.00%         7.50%
 Expected return on plan assets ....................        8.00%         8.00%
 Rate of compensation increase .....................        0.00%         0.00%
Components of net periodic benefit costs:
 Service cost ......................................    $  1,046      $    960
 Interest cost .....................................         708           754
 Expected return on plan assets ....................      (1,326)       (1,415)
 Recognized net actuarial (gain) loss ..............         (70)          572
 Amortization of prior service cost ................         739           739
                                                        --------      --------
 Net periodic benefit cost .........................    $  1,097      $  1,610
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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(19) RELATED PARTY TRANSACTIONS - (CONTINUED)

     Prior to 1999, the Company had loaned Dr. Robert N. Elkins, IHS' chairman and chief executive officer, approximately $29 million (the "Prior Loans"). Dr. Elkins used the cash proceeds from the loans to purchase stock, to exercise stock options and to pay taxes associated with option exercises. In addition, the Company had made loans to members of senior management in order to purchase stock in the open market and/or to exercise stock options. Such loans aggregated approximately $3.8 million.

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

               INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

(20) NON-RECURRING CHARGES - (CONTINUED)

     After determining the facilities and divisions eligible for an impairment charge, the Company determined the estimated fair value of such facilities and divisions. The carrying value of buildings and improvements, leasehold improvements, equipment, goodwill and other intangible assets exceeded the fair value by $1.64 billion (of which $1.26 billion represented goodwill). The loss on impairment applied to the following business units: nursing/subacute facilities of $951,306, rehabilitative therapy of $402,059, respiratory therapy of $26,195, diagnostic of $143,417, and lithotripsy of $118,510.

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
                                                 ==========        ==========       ========     ========    ==========


                                                                      YEAR ENDED DECEMBER 31, 1998
                                                -------------------------------------------------------------------------
                                                  INPATIENT    HOME RESPIRATORY/   DIAGNOSTIC   LITHOTRIPSY
                                                   SERVICES       INFUSION/DME      SERVICES     SERVICES    CONSOLIDATED
                                                ------------- ------------------- ------------ ------------ -------------
Revenues ......................................  $2,174,592        $  624,325       $117,248     $ 56,021    $2,972,186
Operating, general and administrative ex-
 penses (including rent) ......................   1,760,603           462,950         91,477       30,154     2,345,184
                                                 ----------        ----------       --------     --------    ----------
Earnings from continuing operations before
 non-recurring  charges,  equity in earnings
 of affiliates, interest, taxes, depreciation
 and amortization .............................  $  413,989        $  161,375       $ 25,771     $ 25,867    $  627,002
                                                 ==========        ==========       ========     ========    ==========
Total assets ..................................  $3,330,250        $1,638,545       $215,658     $208,675    $5,393,128
                                                 ==========        ==========       ========     ========    ==========


                                                                      YEAR ENDED DECEMBER 31, 1999
                                                -------------------------------------------------------------------------
                                                  INPATIENT    HOME RESPIRATORY/   DIAGNOSTIC   LITHOTRIPSY
                                                   SERVICES       INFUSION/DME      SERVICES     SERVICES    CONSOLIDATED
                                                ------------- ------------------- ------------ ------------ -------------
Revenues ......................................  $1,772,614        $  638,167        $89,167      $59,351    $2,559,299
Operating, general and administrative ex-
 penses (including rent) ......................   1,560,087           483,599         85,542       33,384     2,162,612
                                                 ----------        ----------        -------      -------    ----------
Earnings from continuing operations before
 non-recurring  charges,  equity in earnings
 of affiliates, interest, taxes, depreciation
 and amortization and extraordinary items .....  $  212,527        $  154,568        $ 3,625      $25,967    $  396,687
                                                 ==========        ==========        =======      =======    ==========
Total assets ..................................  $1,955,379        $1,283,983        $54,554      $85,164    $3,379,080
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
                                                                 =========      =========      =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.



     Not applicable

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

     The directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:





                                           YEAR FIRST                       PRINCIPAL OCCUPATION
            DIRECTOR              AGE   BECAME DIRECTOR                  DURING THE PAST FIVE YEARS
-------------------------------- ----- ----------------- ----------------------------------------------------------
Robert N. Elkins, M.D. .........  56          1986       Chairman of the Board and Chief Executive Officer
                                                         of the Company since March 1986; President of the
                                                         Company since March 1998 and from March 1986 to
                                                         July 1994; from 1980 to 1986, Vice President of Conti-
                                                         nental Care Centers, Inc., an owner and operator of
                                                         long-term healthcare facilities; from 1976 to 1980, a
                                                         practicing physician.(1)(2)

Kenneth M. Mazik ...............  59          1995       Private investor involved in numerous enterprises;
                                                         Chairman  of the Jovius Foundation; President
                                                         of  Au  Clair  Programs and  Orlando  Financial
                                                         Corporation, specializing in investments in
                                                         long-term  care  of the disabled.(3)(4)(5)

Robert A. Mitchell .............  45          1995       Attorney, Law Offices of Robert A. Mitchell, 1986 to
                                                         present, with an emphasis on corporate and entertain-
                                                         ment law, as well as finance and public relations matters
                                                         concerning healthcare acquisitions; a founder, director
                                                         and treasurer of the Bone Marrow Foundation.(2)

Timothy F. Nicholson ...........  51          1986       Managing Director of Lyric Health Care LLC since
                                                         February 1998; Chairman and Managing Director of
                                                         Speciality Care PLC from May 1993 to February 1998;
                                                         Executive Vice President of the Company from March
                                                         1986 to May 1993; from 1980 to 1986, Executive Vice
                                                         President of Continental Care Centers, Inc.; from 1973
                                                         to 1980, a practicing attorney.

John L. Silverman ..............  58          1986       Private investor in, and consultant to, healthcare com-
                                                         panies; Chief Executive Officer and President of Asia
                                                         Care, Inc., a subsidiary of the Company, from June
                                                         1995 to December 1997; President of VentureCorp,
                                                         Inc., a venture capital and investment management com-
                                                         pany, from 1985 to June 1995; Vice President and Chief
                                                         Financial Officer of Chi Systems, Inc. (formerly the Chi
                                                         Group, Inc.), a healthcare consulting company, from
                                                         1990 to 1997.(5)




----------
(1) Dr. Elkins is the brother of Marshall A. Elkins, Executive Vice President and General Counsel of the Company.
(2) Member of the Acquisitions Committee of the Board of Directors.
(3) Member of the Finance Committee of the Board of Directors.
(4) Member of the Compensation and Stock Option Committee of the Board of Directors.
(5) Member of the Audit Committee of the Board of Directors.

     Mr. Silverman is a director of Superior Consultant Holdings Corporation and MHM Services, Inc.

     During the fiscal year ended December 31, 1999, the Board of Directors held thirteen meetings (six of which were regularly scheduled meetings) and acted three times by unanimous written consent in lieu of a meeting. Each director attended at least 75% of the meetings of the Board of Directors held and of all committees of the Board of Directors on which he served while he was director of the Company.

     In September 1990, the Board of Directors established an Audit Committee to review the internal accounting procedures of the Company and to consult with and review the Company's independent auditors and the services provided by such auditors. Messrs. Mazik and John Silverman are the current members of the Audit Committee. The Audit Committee met 3 times in 1999.

     In September 1990, the Board of Directors formed the Stock Option Plan Committee to administer the Company's stock option plans. In July 1992, the Board of Directors formed the Executive Compensation Committee to administer the Company's executive compensation policies. In July 1993, the Board of Directors merged the Executive Compensation Committee and the Stock Option Plan Committee to form the Compensation and Stock Option Committee, which took on the responsibilities previously held by its predecessor committees. Mr. Mazik is the current member of this committee. The Compensation and Stock Option Committee held two meetings and acted two times by unanimous written consent in lieu of a meeting in 1999.

     On February 1, 1996, the Board of Directors formed the Finance Committee to oversee the treasury operations and supervise the financial affairs of the Company and approve debt offerings and matters relating to the Company's line of credit. Mr. Mazik is the current member of this committee. The Finance Committee held one meeting in 1999.

     On July 24, 1997, the Board of Directors formed the Acquisitions Committee to approve transactions for the acquisition or disposition by the Company of assets or businesses in which the consideration paid or received includes capital stock of the Company or the purchaser, respectively, without the necessity for further Board approval, as long as (i) the consideration to be paid or received by the Company in connection with any such acquisition or disposition does not exceed $50 million and (ii) the aggregate consideration to be paid or received by the Company in any calendar year does not exceed $300 million. In March 2000 the amount of consideration was reduced to $5 million. Messrs. Elkins and Mitchell are the current members of this committee. The Acquisitions Committee held no meetings in 1999.

     On November 8, 1999 the Board of Directors appointed Mr. Mitchell to monitor the Company's efforts to restructure its debt obligations and regularly advise members of the Board regarding the status of the restructuring.

COMPENSATION OF DIRECTORS

     Directors currently receive $5,000 per regularly scheduled meeting and $1,250 per special meeting and committee meetings for services provided in that capacity and are reimbursed for out-of-pocket expenses incurred in connection with attendance at Board of Directors and committee meetings. Directors who are also employees of or consultants to the Company participate in the Equity Incentive Plan, the 1990 Employee Stock Option Plan, the 1992 Stock Option Plan, the 1994 Stock Incentive Plan and the 1996 Stock Incentive Plan. Dr. Elkins participates in the Senior Executives' Stock Option Plan.

     In July 1993 the Company adopted a Stock Option Plan for New Non-Employee Directors (the "Directors' Plan") pursuant to which options to acquire a maximum aggregate of 300,000 shares of Common Stock could be granted to non-employee directors. The Directors' Plan provided for an automatic one-time grant to each of the Company's non-employee directors of an option to purchase 50,000 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors. The options have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and became exercisable on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors'
Plan). Messrs. Nicholson and Silverman, who were each directors of the Company on the date the Directors' Plan was adopted by the Board of Directors, each received an option to purchase 50,000 shares of

Common Stock at an exercise price of $23.50 per share under the Directors' Plan on July 29, 1993, the date the Directors' Plan was adopted by the Board of Directors. No options remain available for issuance under the Directors' Plan.

     In December 1993, the Company adopted a Stock Option Compensation Plan for Non-Employee Directors (the "Directors' Compensation Plan") pursuant to which options to acquire a maximum aggregate of 300,000 shares of Common Stock could be granted to non-employee directors. The Directors' Compensation Plan provided for the automatic grant to each of the Company's non-employee directors of an option to purchase 25,000 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors and provided for the automatic grant to each such director of an option to purchase 25,000 shares of Common Stock on each anniversary date of such director's initial election or appointment to the Board of Directors (or the date the plan was adopted by the Board of Directors in the case of non-employee directors on the date the plan was adopted). The options have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and become exercisable on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors' Compensation Plan). Messrs. Nicholson and Silverman, who were each directors of the Company on the date the Directors' Compensation Plan was adopted by the Board of Directors, each received under the Directors' Compensation Plan options to purchase 25,000 shares of Common Stock on each of December 23, 1993 and 1994, the date of adoption of the Directors' Compensation Plan by the Board of Directors and the anniversary of the date of adoption, respectively, at an exercise price of $27.88 per share and $38.00 per share, respectively. No options remain available for issuance under the Directors' Compensation Plan.

     On November 27, 1995, the Board of Directors determined that the options granted to that date under the Directors' Plan and the Directors' Compensation Plan were exercisable at prices significantly in excess of the then current market price of the Common Stock, and accordingly were not fulfilling their designated purposes under such plans of providing incentive for such directors to work for the best interests of the Company and its stockholders through the ownership of Common Stock. Accordingly, to restore the purpose for which such options were granted, the Board of Directors amended the Directors' Plan and the Directors' Compensation Plan, subject to stockholder approval, to provide that each option granted prior to November 27, 1995 to non-employee directors of the Company in office on November 27, 1995 would be exercisable at an exercise price of $20.88, the fair market value of the Common Stock on November 27, 1995. The Company's stockholders approved such action at the 1996 Annual Meeting of Stockholders.

     In 1995 the Company adopted, subject to stockholder approval, the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors' Plan") pursuant to which options to acquire a maximum aggregate of 350,000 shares of Common Stock can be granted to non-employee directors. The 1995 Directors' Plan provides for an automatic one-time grant to each of the Company's non-employee directors of an option to purchase 50,000 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors. The options have an exercise price of 100% of the fair market value of the Common
Stock on the date of such director's initial election or appointment to the Board of Directors, have a ten-year term and become exercisable on the first anniversary of the grant thereof, subject to acceleration in the event of a change of control (as defined in the 1995 Directors' Plan). The 1995 Directors' Plan also provided that Messrs. Mazik, Mitchell, and Nicholson, who were non-employee directors of the Company on the date the 1995 Directors' Plan was adopted by the Board of Directors, each receive an option to purchase 50,000 shares of Common Stock at an exercise price of $20.88 per share under the 1995 Directors' Plan on November 27, 1995, the date the 1995 Directors' Plan was adopted by the Board of Directors. The 1995 Directors' Plan was approved at the 1996 Annual Meeting of Stockholders. Options to purchase 50,000 shares of Common Stock remain available for issuance under the 1995 Directors' Plan.

     In September 1996, the Company adopted the 1996 Stock Incentive Plan. On November 27, 1996, January 28, 1998, and April 19, 1999 each director, with the exception of Dr. Elkins, was granted an option to purchase 25,000 shares of Common Stock at an exercise price of $22.63, $28.25, and $3.70, respectively, per share. These options became exercisable after one year from the date of grant if the director attended in person four out of the five regularly scheduled meetings of the Board of Directors in the year following the grant.

     Mr.   Nicholson  has  received  compensation  for  services  rendered  from
entities   in  which  the  Company  had  an  interest.  See  "Item  13.  Certain
Relationships and Related Transactions."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission and the Exchange on which the Company's Common Stock is listed. Executive officers, directors and greater than ten percent beneficial owners are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with during fiscal 1999.

EXECUTIVE OFFICERS

     See "Item 1. Business - Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) the Company's chief executive officer, and (ii) each of the four other most highly compensated executive officers of the Company who were serving at the end of 1999 for services in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE





                                                    ANNUAL COMPENSATION
                                         -----------------------------------------
   NAME AND PRINCIPAL POSITION     YEAR       SALARY($)          BONUS($) (1)
--------------------------------- ------ ------------------ ----------------------
Robert N. Elkins ................ 1999      $  809,935                    -- (6)
 Chairman of the Board, Chief     1998      $  809,935 (5)                -- (7)
 Chief Executive Officer and      1997      $  752,277          $  3,250,000 (8)
 President (4)

Stephen P. Griggs ............... 1999      $  500,000          $   2,000,000
 President - RoTech               1998      $  500,000          $     500,000
 Medical Corporation (12)         1997      $   95,890(13)      $   3,595,890(14)

John F. Heller .................. 1999      $  345,343          $     250,000
 Executive Vice President and     1998      $  325,000                     --
 President of Facility Operations 1997      $  276,933          $     250,000
 (17)

C. Taylor Pickett ............... 1999      $  337,951                     --
 Executive Vice President         1998      $  312,604                     --
 Chief Financial Officer (19)     1997      $  310,000          $      93,000
Sally Weisberg .................. 1999      $  383,500                     --
 Executive Vice President and     1998      $  349,920                     --
 President of Symphony Health     1997      $  324,000          $     175,000
 Services Division (24)

                                          LONG TERM COMPENSATION
                                  ---------------------------------------
                                       RESTRICTED          SECURITIES
                                          STOCK            UNDERLYING           ALL OTHER
   NAME AND PRINCIPAL POSITION          AWARD (2)        OPTIONS/SAR (#)   COMPENSATION ($) (3)
--------------------------------- -------------------- ------------------ ---------------------
Robert N. Elkins ................              --             1,430,000        $ 516,177 (9)
 Chairman of the Board, Chief                  --                    --        $  11,598 (10)
 Chief Executive Officer and                   --             1,100,000        $   3,162 (11)
 President (4)
Stephen P. Griggs ...............              --                    --
 President - RoTech                            --             1,243,510 (15)          --
 Medical Corporation (12)                      --               750,000 (16)          --
John F. Heller ..................              --               220,000               --
 Executive Vice President and          $  202,184 (18)           75,000               --
 President of Facility Operations              --                    --               --
 (17)

C. Taylor Pickett ...............              --               220,000        $  93,864 (21)
 Executive Vice President             $  202,184 (20)            75,000        $   6,442 (22)
 Chief Financial Officer (19)                  --                    --        $  43,958 (23)

Sally Weisberg ..................              --               235,000               --
 Executive Vice President and         $  202,184 (25)            75,000        $   5,341 (26)
 President of Symphony Health                  --                    --               --
 Services Division (24)





----------
(1) Represents cash portion of bonus. In addition, in 1999 Messrs. Heller and Pickett and Ms. Weisberg received their 1998 bonuses in shares issued pursuant to the Company's Cash Bonus Replacement Plan. These shares are listed under "Restricted Stock Awards."

(2) Represents the value of shares issued pursuant to the Company's Cash Bonus Replacement Plan at $5.56 per share, the fair market value on the date of issuance. One half of the shares were subject to forfeiture if the individual was not employed by the Company on January 1, 2000, the remaining one half are subject to forfeiture if the individual is not employed by the Company on January 1, 2001.

(3) Does not include perquisites paid to the listed officers, such as automobile allowances, which did not exceed the lesser of $50,000 or 10% of total compensation.

(4) The Company is a party to an employment and related agreements with Dr. Elkins. See "-- Employment Agreements" and "Item 13. Certain Relationships and Related Transactions."

(5) Dr. Elkins used all salary and bonus in excess of $500,000 received by him in 1998, net of taxes on his entire compensation, to repay outstanding indebtedness to the Company.

(6) Pursuant to Dr. Elkins' employment agreement, he is entitled to a bonus equal to 100% of his base salary if the Company's annual earnings generally equal or exceed the earnings per share targets set by the Board of Directors. Twelve and one-half percent of the bonus is payable each quarter; however, if the Company's annual earnings do not exceed the Board of Directors' targets, these quarterly payments are treated as prepayments of salary or must be repaid to the Company, net of all taxes paid or payable (except to the extent Dr. Elkins receives tax benefits, through deductions, for the repayment), with interest at the prime rate. The remaining fifty percent of the bonus is payable at the end of the year if the Company's annual earnings exceed the Board of Directors' targets. Dr. Elkins was not entitled to a bonus in 1999 pursuant to the terms of his employment agreement and no bonus was awarded to Dr. Elkins during 1999 because of the Company's performance. See "-- Employment Agreements."

(7) During 1998, Dr. Elkins received $303,275 as a bonus pursuant to the provisions of his employment agreement described in note 6 above. Because the Company did not equal or exceed the earnings per share targets set by the Board of Directors, Dr. Elkins elected to repay this amount (net of all taxes paid or payable (except to the extent Dr. Elkins received tax benefits, through deductions, for the repayment)) with interest at the prime rate.

(8) Includes the bonus earned in accordance with Dr. Elkins' employment agreement $750,000 and $2,500,000 of the $5,000,000 bonus granted in 1996 which became payable in 1997 upon the satisfaction of certain conditions. In 1996, Dr. Elkins was granted a bonus of $5,000,000 which would become payable if certain conditions were met. The conditions for the bonus, as amended, were as follows: (i) 25% of the bonus would be paid if the Company met the Company's earnings per share projections for the 12 months ended June 30, 1997 before taking into account the payment of the bonus and any non-recurring non-cash charges; (ii) 25% of the bonus would be paid if the proposed sale of the Company's pharmacy division to Capstone Pharmacy Services, Inc. pursuant to the Asset Purchase Agreement dated as of June 20, 1996 was consummated; (iii) 25% of the bonus would be paid if the proposed initial public offering of the Company's subsidiary Integrated Living Communities, Inc. ("ILC") was consummated at a price of at least $9.00 per share or, if after the proposed initial public offering of ILC at a lower price, the price per share of ILC traded at a price of at least $9.00 per share; and (iv) 25% of the bonus would be paid if the proposed acquisition of First American Health Care of Georgia, Inc. pursuant to the Merger Agreement dated as of February 21, 1996 was consummated. Conditions
     (ii) and (iv) were met in 1996, and conditions (i) and (iii) were met in 1997. Dr. Elkins was required to use 50% of the after-tax amount of the bonus (including the advance) to purchase shares of the Company's Common Stock.

(9) Includes $23,115 of life insurance premium payments made by the Company on behalf of Dr. Elkins and $493,062 of payments made pursuant to the termination of the Supplemental Deferred Compensation Plans. This amount does not include accrued interest and principal of 4,158,065 on loans from the Company forgiven in 1999. See "-- Supplemental Deferred Compensation Plans," " -- Employment Agreements"."

(10) Represents life insurance premium payments made by the Company on behalf of Dr. Elkins. Does not include 282,353 shares of Common Stock, having a value of $3,000,000 at the time of contribution, contributed by the Company to the Key Employee Supplemental Executive Retirement Plan for the benefit of Dr. Elkins, which contribution was rescinded in April 1999 with Dr. Elkins' consent. See "-- Supplemental Deferred Compensation Plans" and "Item 13. Certain Relationships and Related Transactions."

(11) Represents $3,162 of life insurance premium payments made by the Company on behalf of Dr. Elkins. Does not include $281,432 of loan forgiveness and $14,169,200 contributed by the Company to the Key Employee Supplemental Executive Retirement Plan, which amount was contributed to a Trust which is subject to claims of the Company's creditors in the event of insolvency. See "-- Supplemental Deferred Compensation Plans" and "Item
     13. Certain Relationships and Related Transactions."

(12) Mr. Griggs joined the Company on October 21, 1997 upon consummation of the Company's acquisition (the "RoTech Acquisition") of RoTech Medical Corporation ("RoTech"). Mr. Griggs was President of RoTech at the time of the RoTech Acquisition. The Company is a party to an employment agreement with Mr. Griggs. See "-- Employment Agreements."

(13) Does not include amounts paid to Mr. Griggs by RoTech prior to consummation of the RoTech Acquisition.

(14) Includes   a   sign-on   bonus  of  $3,500,000  paid  to  Mr.  Griggs  upon
     consummation of the RoTech Acquisition. See "-- Employment Agreements."

(15) Includes (i) options to purchase 348,360 shares of Common Stock, the exercise price of which was reduced from $29.71 per share to $10.63 per share in November 1998, (ii) options to purchase 145,150 shares of Common Stock at an exercise price of $10.23 per share, the expiration date of which were extended in November 1998 from December 31, 1998 to December 31, 2001, and (iii) a warrant to purchase 750,000 shares of Common Stock, the exercise price of which was reduced from $33.16 to $10.63 per share in November 1998. See Note 16 below.

(16) Consists of 750,000 shares which may be acquired upon the exercise of warrants issued to Mr. Griggs in connection with the RoTech Acquisition. Does not include 493,510 shares which may be acquired upon the exercise of options granted under stock option plans of RoTech and converted into options to purchase shares of the Company's Common Stock in connection with the RoTech Acquisition. See "-- Employment Agreements."

(17) The Company is a party to an employment agreement with Mr. Heller. See " -- Employment Agreements."

(18) Represents  the fair market value on the date of issuance of 36,364  shares
     of  the  Company's  Common  Stock,   issued  pursuant  to  the  Cash  Bonus
     Replacement Plan.

(19) The Company is a party to an employment agreement with Mr. Pickett. See "-- Employment Agreements."

(20) Represents the fair market value on the date of issuance of 36,364 shares of the Company's Common Stock, issued pursuant to the Cash Bonus Plan.

(21) Consists  of  payments  made  pursuant  to  the termination of Supplemental
     Deferred Compensation Plans. Does not include $100,000 of principal and accrued interest on loans from the Company forgiven in 1999. See "--
     Supplemental Deferred Compensation Plans" and "Item 13. Certain Relationships and Related Transactions."

(22) Consists of life insurance premium payments made by the Company on behalf of Mr. Pickett. Does not include a $632,989 contribution by the Company to the Supplemental Deferred Compensation Plan, in the form of shares of Common Stock, for the benefit of Mr. Pickett, which contribution was rescinded in April 1999 with Mr. Pickett's consent, or $134,000 of principal and accrued interest on loans from the Company forgiven in 1998. See "-- Supplemental Deferred Compensation Plans" and "Item 13. Certain Relationships and Related Transactions."

(23) Represents a $39,613 contribution by the Company to the Supplemental Deferred Compensation Plan and $4,345 of life insurance premium payments made by the Company on behalf of Mr. Pickett. See "-- Supplemental Deferred Compensation Plans."

(24) The Company is a party to an employment agreement with Ms. Weisberg. See "-- Employment Agreements."

(25) Represents the fair market value on the date of issuance of 36,364 shares of the Company's Common Stock issued pursuant to the Cash Bonus Replacement Plan.

(26) Represents life insurance premium payments made by the Company on behalf of Ms. Weisberg. Does not include a $492,212 contribution by the Company to the Supplemental Deferred Compensation Plan, in the form of shares of Common Stock, for the benefit of Ms. Weisberg, which contribution was rescinded in April 1999 with Ms. Weisberg's consent. See
     "-- Supplemental Deferred Compensation Plans."

  The following table sets forth information with respect to option grants in 1999 to persons named in the Summary Compensation Table:

                        OPTION GRANTS IN LAST FISCAL YEAR





                                   INDIVIDUAL GRANTS                                  POTENTIAL REALIZABLE VALUE
                            ------------------------------                            AT ASSUMED ANNUAL RATES OF
                              NUMBER OF   PERCENT OF TOTAL                              STOCK PRICE APPRECIATION
                             SECURITIES   OPTIONS GRANTED     EXERCISE                     FOR OPTION TERM (B)
                             UNDERLYING   TO EMPLOYEES IN      OR BASE     EXPIRATION ----------------------------
            NAME              OPTION(#)   FISCAL YEAR (A)   PRICE ($/SH)      DATE        5%($)         10%($)
--------------------------- ------------ ----------------- -------------- ----------- ------------- -------------
Robert N. Elkins ..........  1,430,000          36.7%         $  3.70      04/19/09    $3,311,900    $8,437,000
Stephen P. Griggs .........         --            --               --            --            --            --
John F. Heller ............    220,000           5.6%         $  3.70      04/19/09    $  512,600    $1,298,000
C. Taylor Pickett .........    220,000           5.6%         $  3.70      04/19/09    $  512,600    $1,298,000
Sally Weisberg ............    235,000           6.0%         $  3.70      04/19/09    $  547,550    $1,386,500




----------
(A) Based on options to purchase 3,895,500 shares granted to all employees in fiscal 1999.

(B) These amounts represent assumed rates of appreciation in the price of the Company's Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Company's Common Stock and overall market conditions. The 5% rate of appreciation over the 10-year term of the $3.70 option would result in a stock price of $6.03. The 10% rate of appreciation over the 10-year term of the $3.70 option would result in a stock price of $9.60. As a result of the Company's bankruptcy proceedings, the Company does not expect that these options will have any value.

   The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 1999. None of these individuals exercised any options during 1999.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES




                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                UNDERLYING OPTIONS         IN-THE-MONEY OPTIONS AT
                               AT FISCAL YEAR-END(#)        FISCAL YEAR-END($)(1)
                           ----------------------------- ----------------------------
           NAME             EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------------- ------------- --------------- ------------- --------------
   Robert N. Elkins ......   3,150,000            --          --             --
   Stephen P. Griggs .....     793,510       450,000          --             --
   John F. Heller ........      37,750       276,250          --             --
   C. Taylor Pickett .....      36,450       282,850          --             --
   Sally Weisberg ........      48,750       291,250          --             --



   ----------
   (1) Computed based upon the difference between the closing price of the Company's Common Stock on December 31, 1999 ($.09) and the exercise price.

EMPLOYMENT AGREEMENTS

     The Company is a party to an employment agreement with Robert N. Elkins. The agreement provides for a five-year term (which commenced January 1, 1994) with an automatic one-year extension at the end of each year, unless 90 days' notice is given by either party. Under the agreement Dr. Elkins currently receives an annual base salary of $809,935, with annual increases of at least the increase in the consumer price index. Dr. Elkins will receive a bonus of 100% of his base salary if the Company's annual earnings generally equal or exceed the earnings per share targets set by the Board of Directors. Twelve and one-half percent of the bonus is payable each quarter; however, if the Company's annual earnings do not exceed the Board of Directors' targets, these quarterly payments are treated as prepayments of salary or must be repaid to the Company, net of all taxes paid or payable (except to the extent Dr. Elkins receives tax benefits, through deductions, for the repayment), with interest at the prime rate. The remaining fifty percent of the bonus is payable at the end of the year if the Company's annual earnings exceed the Board of Directors' targets. The agreement may be terminated by either party on 90 days' notice. Upon termination of Dr. Elkins' employment by the Company without "Cause" or by Dr. Elkins for "Good Reason" or if the Company elects not to extend the term of the agreement, Dr. Elkins will be entitled (i) to a lump-sum cash payment on the effective date of termination equal to five times the sum of (a) his salary, (b) the "Bonus Amount" and (c) a pro rata portion of the Bonus Amount through the date of termination minus any bonus payments made for the fiscal year in which termination occurs that are not required to be repaid and (ii) to receive certain employee and other benefits for five years after termination. In addition, upon termination of Dr. Elkins' employment by the Company without Cause or by Dr. Elkins for Good Reason or upon the Company giving notice that it elects not to extend the term of employment for another year, all stock options, other equity-based rights and other benefits (including benefits under the Company's Supplemental Deferred Compensation Plans) will become fully vested. Upon termination of Dr. Elkins' employment for any reason other than (i) by the Company for Cause or (ii) by Dr. Elkins before he attains the age of 55 and not due to death, permanent disability or Good Reason, and upon any change of control that occurs while Dr. Elkins is employed with the Company or within one-year following his termination (other than for Cause, death, permanent disability or Good Reason), he is entitled to exercise any outstanding stock option until the earlier of five years following such event (or, if later, five years after the date of termination of employment following a change of control) or the stated term of the option. The agreement also provides that if Dr. Elkins is required to pay an excise tax on "excess parachute payments" (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")), the Company is required to pay Dr. Elkins one hundred percent of the amounts that are necessary to place him in the same after-tax financial position that he would have been in if such excise tax had not been applicable. The agreement contains a two year non-competition provision (one-year in the case of a termination of employment other than for Cause within one year after a change of control). In addition, Dr. Elkins' employment agreement provides that upon termination without Cause or resignation for Good Reason or if the Company fails to renew the agreement, Dr. Elkins shall have the right to acquire from the Company for no additional consideration an assignment of the Company's leasehold interest in certain floors of the Company's offices and to be provided with an office, secretarial assistance, automobile insurance, an automobile allowance and use of a Company plane for five years following termination. The agreement also grants Dr. Elkins the right, at any time during his term of employment and for one year thereafter, to purchase the aircraft owned by the Company at a price equal to book value, and to lease or purchase from the Company at fair market rental, or purchase from the Company at book value, the hangar space for such aircraft at the Naples, Florida airport. Upon a change of control or termination of Dr. Elkins' employment (other than a termination by the Company for Cause or by Dr. Elkins for other than permanent disability or Good Reason), Dr. Elkins also has the right to purchase from the Company the current automobile furnished to him at book value.

     Dr. Elkins' employment agreement also provides for his participation in the Company's Key Employee Supplemental Executive Retirement Plan (the "Key Employee SERP"), and requires the establishment of a separate trust under the Key
Employee SERP to which the Company shall make irrevocable contributions at specified times through January 2, 2001 such that, at January 2, 2001, there would be $23,900,000 in such trust. Pursuant to the employment agreement, the Company is required to use reasonable efforts to obtain an insurance policy or letter of credit guaranteeing its obligations to make contributions to the trust, although to date IHS has not done so. Upon a change of control of the Company, the Company is obligated to irrevocably fund the trust in the amount necessary to fund Dr. Elkins' pension benefit under the Key Employee SERP. In addition, upon a change of control, Dr. Elkins is entitled to a vested, nonforfeitable right to retirement benefits under the Key Employee SERP as if he had retired with 15 years of service on the date the change of control occurred (without reduction for retirement prior to attaining age 62), payable (i) in a lump sum if he is an employee at the time of the change of control and (ii) in the lump sum actuarial equivalent less the sum of all retirement benefits previously received under the Key Employee SERP if the change of control occurs within one year after he ceases to be an employee. See "-- Supplemental Deferred Compensation Plans -- Key Employee Supplemental Executive Retirement Plan."

     For purposes of Dr. Elkins' employment agreement: (a) "Cause" is defined as
(i) conviction of a felony involving moral turpitude or (ii) willful gross neglect or willful gross misconduct resulting in material economic harm to the Company, unless Dr. Elkins believed in good faith that such conduct was in or not opposed to the best interests of the Company; (b) "Good Reason" is defined as (i) a material breach of the agreement by the Company, (ii) any termination of Dr. Elkins' employment within one year following a change of control of the Company, (iii) removal, dismissal from or failure of Dr. Elkins to be elected Chairman of the Board of Directors or (iv) the relocation of Dr. Elkins to an office which is more than 15 miles from his then principal residence; and (c) "Bonus Amount" is defined as the highest of (i) Dr. Elkins' salary in the year of termination, (ii) his bonus in the immediately preceding calendar year or
(iii) his bonus in the calendar year which was immediately prior to the year immediately preceding the year of termination. The agreement provides that the determination that Cause exists must be approved by 75% of the members of the Board and that Dr. Elkins has a 60 day cure period. For purposes of the agreement, the term "change of control" means the occurrence of one or more of the following: (i) any person (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than Dr. Elkins and any group (as such term is used in Section 13(d)(3) of the Exchange Act) of which he is a member, becomes a beneficial owner (as such term is used in Rule 13d-3 promulgated under the Exchange Act) of 20% or more of the capital stock of the Company of any class or classes having general voting power under ordinary circumstances, in the absence of contingencies, to elect directors ("Voting Stock"); (ii) the majority of the Board of Directors of the Company consists of individuals other than individuals who were members of the Board of Directors on November 18, 1997 ("Incumbent Directors"), provided that any person becoming a director subsequent to such date whose election or nomination for election was supported by two-thirds of the directors who then comprised the Incumbent Directors shall be considered to be an Incumbent Director, unless such election or nomination was the result of any actual or threatened election contest of a type contemplated by Regulation 14a-11 under the Exchange Act;
(iii) the Company adopts any plan of liquidation providing for the distribution of all or substantially all of its assets; (iv) there is consummated any consolidation, reorganization or merger of the Company in which the Company is not a continuing or surviving corporation or pursuant to which all or substantially all of the Voting Stock is converted into cash, securities or other property (unless the stockholders of the Company immediately prior to such consolidation, reorganization or merger beneficially own, directly or indirectly, in substantially the same proportion as they owned the Voting Stock, all of the voting stock or other ownership interests of the entity or entities, if any, that succeed to the business of the Company); (v) in any transaction not described in preceding clause (iv), all or substantially all of the assets or business of the Company is disposed of pursuant to a merger, consolidation or other transaction (unless the stockholders of the Company immediately prior to such merger, consolidation or other transaction beneficially own, directly or indirectly, in substantially the same proportion as they owned the Voting Stock, all of the voting stock or other ownership interests of the entity or entities, if any, that succeed to the business of the Company); or (vi) the Company combines with another company and is the surviving corporation but, immediately after the combination, the stockholders of the Company immediately prior to the combination hold, directly or indirectly, 50% or less of the shares of Voting Stock of the combined company (there being excluded from the number of such shares held by such stockholders, but not from the Voting Stock of the combined company, any such shares received by "affiliates," as such term is defined in the rules of the Securities and Exchange Commission, of such other company in exchange for stock of such other company).

     Pursuant to the supplemental agreement between Dr. Elkins and the Company, the Company has agreed to forgive, on each January 28 from 1999 to 2003, an amount equal to the principal and interest due on such date on a $15,535,000 loan made to him by the Company to exercise options less, for the amount forgiven on January 28, 1999, the amount of his salary and bonus for the prior calendar year in excess of $500,000. The principal amount of the note is due in five equal installments of $3,107,000. On January 28, 1999, the Company forgave accrued interest and principal of $4,158,065 on the note. The January 28 forgiveness date in 2000, 2001, 2002 and 2003 was subsequently changed to July 8 in each such year. See "Item 13. Certain Relationships and Related Transactions"

     In connection with the RoTech Acquisition on October 21, 1997, RoTech entered into a five-year employment agreement with Stephen P. Griggs, the President of RoTech. Pursuant to the agreement, Mr. Griggs serves as the President of RoTech and currently receives an annual base salary of $500,000 per year and an annual bonus of $500,000 for each year in which RoTech's net income contribution to the Company equals or exceeds specified targets, with an additional bonus determined by the Company to be paid if the net income contribution target is exceeded. In addition, pursuant to the agreement Mr. Griggs received a one-time cash sign-on bonus of $3,500,000 and a warrant to purchase 750,000 shares of Common Stock of the Company at an exercise price of $33.16 per share (subsequently reduced to $10.63 per share in 1998), which warrant becomes exercisable at a rate of 20% per year beginning on October 21, 1998 (subject to acceleration upon Mr. Griggs' death or the occurrence of a change of control of the Company). Upon termination of Mr. Griggs' employment by RoTech without "Cause" or in case Mr. Griggs resigns for Cause, Mr. Griggs' unpaid base salary under the agreement and the pro-rated portion of his performance-based bonus, if any, will become payable in one lump sum and all of Mr. Griggs' unvested stock options will fully vest. For purposes of the agreement, RoTech may terminate Mr. Griggs' employment for Cause if Mr. Griggs
(i) fails to perform any of his duties in any material respect or breaches any material term of the agreement, which failure or breach is not corrected within 30 days of notice, (ii) breaches any representation or warranty under the agreement in any material respect, (iii) dies or becomes disabled for 90 days or more and RoTech has provided Mr. Griggs with disability insurance which is payable after such 90-day period, (iv) is convicted of a felony or commits an act of theft, larceny or embezzlement or a similar act of material misconduct with respect to property of RoTech, the Company, their subsidiaries or employees or (v) commits a material act of malfeasance, dishonesty or breach of trust with respect to RoTech, the Company or any of their subsidiaries. Mr. Griggs may terminate his employment for Cause if RoTech
(i) fails to perform any of its duties under the agreement in any material respect, (ii) fails to provide Mr. Griggs with a work environment reasonably similar to Mr. Griggs' past work environment or (iii) substantially changes Mr. Griggs' job responsibilities, each of which failure or action is not corrected by RoTech within 15 days of notice. Under the agreement Mr. Griggs is subject to a non-competition provision prohibiting him, for a period of three years following the termination or expiration of his employment, from being employed by, being a director or manager of, acting as a consultant for, being a partner in, having a proprietary interest in, giving advice to, loaning money to or otherwise associating with any entity which competes with RoTech or its subsidiaries in the continental United States, subject to certain limited exceptions. Pursuant to a related agreement, RoTech and the Company have agreed to pay to Mr. Griggs the amount of any excise tax payable by him under Section 4999 of the Code, or any corresponding provisions of state or local tax law, as a result of any payments to him pursuant to his employment agreement or in connection with the RoTech Acquisition, as well as the income tax and excise tax on such additional compensation such that, after the payment of income and excise taxes, Mr. Griggs is in the same economic position in which he would have been if the provisions of Section 4999 of the Code (or any corresponding provisions of state or local tax law) had not been applicable.

     As of July 1, 1997, the Company  entered into an employment  agreement with
C. Taylor Pickett, its Executive Vice President -- Chief Financial Officer. Pursuant to the agreement, as amended as of January 4, 2000, Mr. Pickett currently receives an annual base salary of $400,000 (subject to adjustment based on changes in the consumer price index) plus a non-discretionary performance bonus based on the Company's achievement of objective performance goals set by the CEO for each year, which will include targets related to the Company's earnings before interest, taxes, depreciation and amortization. If the Company meets or exceeds the performance goals for the year 2000, the performance bonus will be no less than $200,000. The agreement has an initial term of three years, is automatically extended for an additional year on each January 1st unless either party gives 120 days' prior notice, and can be terminated by either party on 90 days' notice. Upon Mr. Pickett's termination without Cause or resignation for Good Reason, Mr. Pickett is entitled to a one-time lump sum severance payment equal to his preceeding twelve months' compensation and will be released from all obligations related to his employment, including his non-compete obligation and his obligation to repay loans under the Company's 1999 Employee Loan Program described below. If Mr.
Pickett is required to pay an excise tax on "excess parachute payments" (as defined in Section 280G of the Code), the Company has agreed to pay any amounts necessary to place Mr. Pickett in the same after-tax financial position that he would have been in if such excise tax had not been applicable. The agreement contains an 18-month non-competition provision (one year upon termination for Cause or upon termination within a year after a change of control of the Company). For purposes of the agreement, "Cause" is defined as Mr. Pickett's (i) material failure to perform his duties, (ii) material breach of his non-competition or confidentiality covenants, (iii) conviction of a felony involving moral turpitude, or (iv) disparaging IHS or any its stockholders, officers, or directors, in any case which is not corrected within 60 days after notice, and "Good Reason" is defined as (i) a material breach of the agreement by the Company, (ii) Mr. Pickett's resignation within one year after a change in control of the Company or the resignation or termination of the persons who were the Chief Executive Officer, Chairman of the Board or President of the Company on July 1, 1997, in any case which is not corrected within 60 days after notice (10 days with respect to a failure to pay), (iii) assignment of duties inconsistent with his current position, duties, responsibilities or status, (iv) a material change in reporting responsibilities, (v) failure to be included in any compensation plan or benefit plan provided by IHS to any of its Executive Vice Presidents, (vi) the occurrence of any event which would constitute a "Good Reason" or a "Change of Control" under the employment agreement of IHS' CEO or President; or (vii) the failure of IHS to obtain or deliver promptly, after any change of control an agreement to assume and perform the employment agreement. The employment agreement provides that if Mr. Pickett is still employed by IHS on March 1, 2001 and his division has met or exceeded the performance goals for calendar year 2000, IHS will make a good faith effort to implement a stock ownership program (such as a stock option program or a stock loan purchase program that will permit Mr. Pickett to acquire an equity position in IHS consistent with that of similarly experienced and similarly situated senior management in the nursing home industry. IHS has agreed to secure the unin-sured portion of the Company's Director's and Officer's insurance policy by a trust or letter of credit although it has not done so to date.

     As an inducement to amend his employment agreement, in recognition of his past contributions to IHS and in consideration of his release of all claims he may have had against the Company, Mr. Pickett was paid a one-time initial bonus of $250,000 on January 4, 2000. In addition, Mr. Pickett will be entitled to participate in the retention bonus program that the Company intends to adopt, and his retention bonus for the fiscal year beginning October 1, 1999 (on an annualized basis) will be no less than $375,000 payable in equal quarterly installments in arrears, beginning on January 1, 2000.

     As of July 1, 1998, the Company entered into an employment agreement with Sally Weisberg, its Executive Vice President and President -- Symphony Health Services Division. Pursuant to the agreement, as amended as of January 4, 2000, Ms. Weisberg currently receives an annual base salary of $400,000 (subject to an annual increase in the amount of the greater of 8% or the percentage increase in the consumer price index) plus a non-discretionary performance bonus based on the Company's achievement of objective performance goals set by the CEO for each year, which will include targets related to the Company's earnings before interest, taxes, depreciation and amortization. If the Company meets or exceeds the performance goals for the year 2000, the performance bonus will be no less than $200,000. The agreement has an initial term of three years, is automatically extended for an additional year on each July 1st unless either party gives 120 days' prior notice, and can be terminated by either party on 90 days' notice. In addition, the agreement automatically terminates on the 180th day following the anniversary date of a change of control of the Company. In the event Ms. Weisberg's employment is terminated without Cause or due to a change of control of the Company, Ms. Weisberg resigns for Good Reason, Ms. Weisberg is entitled to a one-time lump sum severance payment equal to her preceding twelve months' compensation and will be released from all obligations related to her employment, including her non-compete obligation and her obligation to repay loans under the Company's 1999 Employee Loan Program described below. Ms. Weisberg will also be entitled to receive certain benefits for 36 months after termination. The agreement contains an 18-month non-competition provision (one-year upon termination for Cause), which does not apply if Ms. Weisberg is terminated without Cause before the anniversary of a change of control of the Company. For purposes of the agreement, "Cause" is defined as Ms. Weisberg's (i) material failure to perform her duties, (ii) material breach of her non-competition or confidentiality covenants, (iii) conviction of or pleading guilty or confessing to a felony involving moral turpitude, (iv) conviction of or pleading guilty or confessing to theft, larceny or embezzlement of the Company's tangible or intangible property or (v) disparaging IHS or any of its stockholders, officers or directors, in any case which is not corrected within 60 days after notice, and "Good Reason" is defined as (i) a material diminution of Ms. Weisberg's responsibilities, title, authority or status, (ii) the Company's failure to pay amounts owing under the agreement when due, (iii) Ms. Weisberg's removal or dismissal from the position of Executive Vice President or President -- Symphony Health Services (iv) a reduction in Ms. Weisberg's salary or a material reduction of her benefits, in any case which is not corrected within 60 days after notice 10 days with respect to a failure to pay), (v) assignment of duties inconsistent with her current position, duties, responsibilities or status, (vi) a material change in reporting responsibilities, (vii) failure to be included in any compensation plan or benefit plan provided by IHS to any of its Executive Vice Presidents, (viii) the occurrence of any event which would constitute a "Good Reason" or a "Change of Control" under the employment agreement of IHS' CEO or President; or (ix) the failure of IHS to obtain or deliver promptly, after any change of control, an agreement to assume and perform the employment agreement. The employment agreement provides that if Ms. Weisberg is still employed by IHS on March 1, 2001 and her division has met or exceeded the performance goals for calendar year 2000, IHS will make a good faith effort to implement a stock ownership program (such as a stock option program or a stock loan purchase program) that will permit Ms. Weisberg to acquire an equity position in IHS consistent with that of similarly experienced and similarly situated senior management in the nursing home industry. IHS has agreed to secure the uninsured portion of the Company's Director's and Officer's insurance policy by a trust or letter of credit although it has not done so to date.

     As an inducement to amend her employment agreement, in recognition of past contributions to IHS and in consideration of her release of all claims she may have had against the Company, Ms. Weisberg was paid a one-time initial bonus of $250,000. In addition, Ms. Weisberg will be entitled to participate in the retention bonus program that the Company intends to adopt, and her retention bonus for the fiscal year beginning October 1, 1999 (on an annualized basis) will be no less than $375,000 payable in equal quarterly installments in arrears, beginning on January 1, 2000.

     As of July 1, 1998, the Company entered into an employment agreement with John F. Heller, its Executive Vice President - Operations. Pursuant to the agreement, as amended as of December 16, 1999, Mr. Heller currently receives an annual base salary of $400,000 (subject to adjustment based on changes in the consumer price index) plus a non-discretionary performance bonus based on the Company's achievement of objective performance goals set by the CEO for each year, which will include targets related to the Company's earnings before interest, taxes, depreciation and amortization. If the Company meets or exceeds the performance goals for the year 2000, the Performance Bonus will be no less than $200,000. The agreement has an initial term of three years and contains an "evergreen" provision providing that the agreement is automatically extended for an additional year at the end of each year unless either party gave 120 days' prior notice of non-renewal. The agreement can be terminated by either party on 90 days' notice. Upon termination without Cause or in case Mr. Heller resigns for Good Reason, Mr. Heller is entitled to a one-time lump-sum severance payment equal to his preceeding twelve months' compensation and will be released from all obligations related to his employment, including his non-compete obligation and his obligation to repay loans under the Company's 1999 Employee Loan Program described below. The agreement contains an 18-month non-competition provision (one- year upon termination for Cause), which does not apply if Mr. Heller is terminated without Cause before the anniversary of a change of control of the Company. For purposes of the agreement, "Cause" is defined as (i) material failure to perform duties, (ii) material breach of confidentiality or non-compete provisions, (iii) conviction of a felony involving moral turpitude,
(iv) conviction of theft, larceny or embezzlement of Company property, or (v) disparaging IHS or any of its stockholders, officers or directors, and "Good Reason" is defined as (i) a material breach of the agreement by the Company,
(ii) resignation within one year after a change in control, (iii) assignment of duties inconsistent with his current position, duties, responsibilities or status, (iv) a material change in reporting responsibilities, (v) failure to be included in any compensation plan or benefit plan provided by IHS to any of its Executive Vice Presidents, (vi) the occurrence of any event which would constitute a "Good Reason" or a "Change of Control" under the employment agreement of IHS' CEO or President; or (vii) the failure of IHS to obtain or deliver promptly, after any change of control, an agreement to assume and perform the employment agreement. The employment agreement provides that if Mr. Heller is still employed by IHS on March 1, 2001 and his division has met or exceeded the performance goals for calendar year 2000, IHS will make a good faith effort to implement a stock ownership program (such as a stock option program or a stock loan purchase program that will permit Mr. Heller to acquire an equity position in IHS consistent with that of similarly experienced and similarly situated senior management in the nursing home industry. IHS has agreed to secure the uninsured portion of the Company's Director's and Officer's insurance policy by a trust or letter or credit although it has not done so to date.

     As an inducement to amend his employment agreement, in recognition of his past contributions to IHS, and in consideration of his release of all claims he may have had against the Company, Mr. Heller was paid a one-time initial bonus of $250,000. In addition, Mr. Heller will be entitled to participate in the retention bonus program that the Company intends to adopt, and his retention bonus for the fiscal year beginning October 1, 1999 (on a annualized basis) will be no less than $375,000 payable in equal quarterly installments in arrears, beginning on January 1, 2000.

SUPPLEMENTAL DEFERRED COMPENSATION PLANS

KEY EMPLOYEE SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     In 1997 the Company amended and restated its Key Employee Supplemental Executive Retirement Plan (the "Key Employee SERP"), which was adopted in 1996, to provide retirement benefits to certain key employees based on the highest annual earnings in the ten most recent calendar years of employment. Assets of the trust associated with the plan are considered general assets of the Company and are subject to claims of the Company's creditors in the event of insolvency. The following table shows the estimated annual benefit payable (rounded to the nearest thousand) upon retirement to participants in the Key Employee SERP at the specified compensation and years-of-service classifications. The benefit amounts listed in the following table are not subject to any deduction for Social Security benefits or other offset amounts.





  FINAL AVERAGE EARNINGS*                YEARS OF SERVICE
--------------------------   -----------------------------------------
                                  5             10         15 OR MORE
                             -----------   -----------   -------------
  $1,750,000..............    $ 87,500      $280,000      $1,225,000
  $2,000,000..............    $100,000      $320,000      $1,400,000
  $2,250,000..............    $112,500      $360,000      $1,575,000
  $2,500,000..............    $125,000      $400,000      $1,750,000
  $2,750,000..............    $137,500      $440,000      $1,925,000
  $3,000,000..............    $150,000      $480,000      $2,100,000
  $3,250,000..............    $162,500      $520,000      $2,275,000
  $3,500,000..............    $175,000      $560,000      $2,450,000
  $3,750,000..............    $187,500      $600,000      $2,625,000
  $4,000,000..............    $200,000      $640,000      $2,800,000
  $4,250,000..............    $212,500      $680,000      $2,975,000
  $4,500,000..............    $225,000      $720,000      $3,150,000
  $4,750,000..............    $237,500      $760,000      $3,325,000
  $5,000,000..............    $250,000      $800,000      $3,500,000



         ----------
         * Represents the highest annual compensation in the ten most recent calendar years of employment.

     Notwithstanding the foregoing, if the employment of a participant who has at least five years of service terminates before the participant has attained the age of 58 or, in the case of Robert N. Elkins, the age of 62, such participant will be entitled to receive an annual benefit equal to the actuarial equivalent of the benefit he would have received had he continued employment to age 58 (62 in the case of Dr. Elkins), but based on years of service and compensation at the time of termination. If Dr. Elkins' employment is terminated after he attains the age of 58 but before he attains the age of 62, he is entitled to receive an annual benefit equal to the benefit he would have received had he attained the age of 62, reduced by two-twelfths of one percent for each full calendar month by which the date of his termination precedes the month of his 62nd birthday. Pursuant to a Supplemental Agreement entered into by the Company and Dr. Elkins (the "Supplemental Agreement"), Dr. Elkins shall be deemed to have completed 15 years of service if his employment is terminated because of death, permanent disability, qualified medical termination, by Dr. Elkins for Good Reason or by the Company without Cause (as such terms are defined in the Supplemental Agreement or Dr. Elkins' employment agreement).

     Compensation covered by the Key Employee SERP is the aggregate calendar year earnings included in the participant's income for federal tax purposes (including bonuses but excluding stock option gains). Benefits under the Key Employee SERP vest upon the earliest to occur of (i) participant's completion of five years of service, (ii) attainment of age 58 (62 in the case of Dr. Elkins) or, in the case of participants other than Dr. Elkins, completion of five years of service if later, (iii) death or disability (as defined in the Key Employee SERP or the participant's employment agreement) while actively employed by the Company or (iv) a change of control of the Company (substantially as defined in Dr.

Elkins' employment agreement (see "-- Employment Agreements"), except that the date for determining Incumbent Directors is March 1, 1996). Notwithstanding the foregoing, no retirement benefits are payable to a participant if his employment with the Company terminates prior to his benefits vesting. Benefits under the Key Employee SERP are payable in a lump sum distribution (based on the 1983 group annuity mortality table for males and an interest rate equal to the average yield on 30-year U.S. Treasury securities for the month preceding the month in which the participant's employment terminates) or, if the participant so elects, in the form of annual installments over a period not to exceed 10 years, in a joint and 50% survivor annuity or in an annuity for the life of the participant. Participants in the Key Employee SERP also have the right to defer a portion of their annual compensation into the Key Employee SERP, although such amounts are immediately fully vested.

     The Key Employee SERP is technically unfunded, and the Company will pay all benefits from its general revenues and assets. To facilitate the payment of benefits and provide participants with a measure of benefit security without subjecting the Key Employee SERP to various rules under the Employee Retirement Income Security Act of 1974, as amended, the Company has established two irrevocable trusts, one for the benefit of Robert N. Elkins ("Trust 1") and one for the benefit of other participants ("Trust A"). The Company intends to make contributions to the trusts from time to time, and is obligated, within 30 days following a change of control of the Company, to make an irrevocable contribution to each trust in an amount sufficient to pay each participant their full retirement benefit. Dr. Elkins' employment agreement requires that the Company make irrevocable contributions to Trust 1 at specified times through January 2, 2001 such that, at January 2, 2001, there would be $23,900,000 in such trust. Pursuant to Dr. Elkins' employment agreement, the Company is required to use its reasonable efforts to obtain an insurance policy or letter of credit guaranteeing its obligations to make contributions to the trust. Assets of such trust are considered general assets of the Company and are subject to claims of the Company's creditors in the event of insolvency. As of December 31, 1999, the Company had contributed $485,242 to Trust A. As of such date, the Company had contributed $18,776,306 to Trust 1, of which $3,773,958 represents transfers of amounts previously contributed to Trust A or to the trust established in connection with the Company's Supplemental Deferred Compensation Plans on behalf of Dr. Elkins. In April 1999 the Company's contribution to the Key Employee SERP for the benefit of Dr. Elkins of 282,353 shares of Common Stock, having a value of $3 million (based on the fair market value of the Common Stock on the date of contribution), was rescinded with Dr. Elkins' consent due to the Company's financial performance in 1998. No contribution was made to the Key Employee SERP during 1999.

     Dr. Robert N. Elkins is currently the only participant in the Key Employee SERP. Dr. Elkins currently has 13 years of service under the Key Employee SERP. See " - Employment Agreements."

SUPPLEMENTAL DEFERRED COMPENSATION PLANS

     The Company's Supplemental Deferred Compensation Plans (the "SERP") are unfunded deferred compensation plans, which offer certain executive and other highly compensated employees an opportunity to defer compensation until the termination of their employment with the Company. Contributions to the SERP by the Company, which vest over a period of five years, are determined by the Board upon recommendation of the Compensation and Stock Option Committee and are allocated to participants' accounts on a pro rata basis based upon the compensation of all participants in the SERP in the year such contribution is made. During 1998, the Company contributed 376,471 shares of Common Stock, having a value of $4,000,000, to the SERP, none of which was allocated to the account of Dr. Elkins. However, because of the Company's financial performance in 1998 this contribution was rescinded in April 1999 with the consent of the participants. In addition, a participant may elect to defer a portion of his or her compensation and have that amount added to his or her SERP account. Participants may direct the investments in their respective SERP accounts. All participant contributions and the earnings thereon, plus the participant's vested portion of the Company's contribution account, are payable upon termination of a participant's employment with the Company. In October 1999 the Company terminated the SERP, and distributions were made to each participant, including $493,062, $0, $0, $93,864 and $0 to Messrs. Elkins, Griggs, Heller and Pickett and Ms. Weisberg, respectively.

EMPLOYEE LOAN PROGRAM

     The Company adopted in 1999 an Employee Loan Program (the "Loan Plan") to assist the Company in retaining its senior management on a long-term basis in light of the significantly reduced stock price and loss of equity incentives by such executives and to encourage stock ownership by senior management. Under the Loan Plan, the Company was authorized to loan an aggregate of $25 million to all officers holding the title of senior vice president or above to enable them to acquire and hold shares of Common Stock. The Loan Plan provides that each loan will bear interest at a rate of 7% per annum, with interest only being paid at maturity, and have a maturity date five years after the date of the loan. Each loan is unsecured. In order to encourage the borrowers to remain with the Company and to reduce or eliminate the pressure to sell Common Stock upon maturity of the loan, the Loan Plan provides that 20% of principal and accrued interest will be forgiven on the second, third and fourth anniversaries of the date of borrowing if the borrower is still employed by the Company, and the remainder will be forgiven on the fifth anniversary if the borrower is still employed by the Company. The Company has the right under certain circumstances to require that a participant immediately repay any amounts outstanding under the Loan Plan if such participant's employment with the Company terminates. At December 31, 1999, an aggregate of $25 million had been loaned to the 27 officers who elected to participate in the Loan Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 1, 2000 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "Commission")) of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Item 11. Executive Compensation"); and (iv) all current directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.





                                                                            AMOUNT AND
                                                                             NATURE OF
                                                                            BENEFICIAL
                                                                           OWNERSHIP OF       PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                                   COMMON STOCK       COMMON STOCK
---------------------------------------------------------------------   ------------------   --------------
Robert N. Elkins ....................................................        4,620,302(1)           8.1%
 Integrated Health Services, Inc.
 8889 Pelican Bay Boulevard
 Naples, FL 34108
Stephen P. Griggs ...................................................        1,245,991(2)           2.2%
John Heller .........................................................          353,475(3)             *
Kenneth M. Mazik ....................................................          125,000(4)             *
Robert A. Mitchell ..................................................          125,000(4)             *
Timothy F. Nicholson ................................................          279,783(5)             *
C. Taylor Pickett ...................................................          388,926(6)             *
John L. Silverman ...................................................           90,000(4)             *
Sally Weisberg ......................................................          451,364(7)             *
All directors and executive officers as a group (9 persons) .........        7,679,841(8)          13.4%



----------
*   Less than one percent

(1) Includes 3,150,000 shares of Common Stock issuable to Dr. Elkins upon the exercise of options granted under the Company's stock option plans. These options have exercise prices ranging from $3.70 to $33.44, which prices are substantially above the current market price of the Common Stock.

(2) Includes 870 shares owned by his spouse, 391 shares owned by his spouse's trust, 750,000 shares which may be acquired upon the exercise of warrants issued to Mr. Griggs in connection with the RoTech Acquisition, of which warrants to purchase 450,000 shares of Common Stock are not exercisable within 60 days of March 1, 2000, and 493,510 shares which may be acquired upon the exercise of options granted under stock option plans of RoTech and converted into options to purchase shares of the Company's Common Stock in connection with the RoTech Acquisition. These warrants and options have exercise prices ranging from $10.23 to $33.16, which prices are substantially above the current market price of the Common Stock. See "Item 11. Executive Compensation - Employment Agreements."

(3) Includes 314,000 shares of Common Stock which may be acquired upon the exercise of options granted under the Company's stock option plans, including 184,900 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 2000. These options have exercise prices ranging from $3.70 to $28.25, which prices are substantially above the current market price of the Common Stock.

(4) Represents shares of Common Stock which may be acquired upon the exercise of options granted under the Company's stock option plans. These options have exercise prices ranging from $3.70 to $28.25, which prices are substantially above the current market price of the Common Stock.

(5) Includes 120,000 shares of Common Stock which may be acquired upon the exercise of options granted under the Company's stock option plans and 2,250 shares owned in trust for the benefit of Mr. Nicholson's minor children. These options have exercise prices ranging from $3.70 to $28.25, which prices are substantially above the current market price of the Common Stock.

(6) Includes 319,300 shares of Common Stock which may be acquired upon the exercise of options granted under the Company's stock option plans, including 191,500 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 2000. These options have exercise prices ranging from $3.70 to $28.25, which prices are substantially above the current market price of the Common Stock.

(7) Includes 340,000 shares of Common Stock which may be acquired upon the exercise of options granted under the Company's stock option plans, including 194,950 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 2000. These options have exercise prices ranging from $3.70 to $28.25, which prices are substantially above the current market price of the Common Stock.



(8) Includes 5,076,810 shares of Common Stock which may be acquired upon the exercise of options granted under the Company's stock option plans (including 571,350 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 2000), 750,000 shares which may be acquired upon the exercise of warrants issued to Mr. Griggs in connection with the RoTech Acquisition, of which warrants to purchase 450,000 shares are not exercisable within 60 days of March 1, 2000, and 493,510 shares which may be acquired upon the exercise of options granted under stock option plans of RoTech and converted into options to purchase shares of the Company's Common Stock in connection with the RoTech Acquisition. These warrants and options have exercise prices ranging from $3.70 to $33.44, which prices are substantially above the current market price of the Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 12, 1997, the Company entered into an Aircraft Lease Agreement (the "Lease") with RNE Skyview, LLC ("Skyview"), which is wholly owned by Dr. Elkins. Pursuant to the Lease, the Company has agreed to lease one aircraft from Skyview for seven years, commencing on December 12, 1997 and terminating on December 12, 2004, with automatic one-year extensions unless either party notifies the other in writing six months prior to termination. Under the Lease, the Company has agreed to pay Skyview a commercially reasonable base rent, which shall be no less than $89,675.81 per month and $1,076,109.72 per year. The Company must also pay additional rent of $2,150 per block hour for any month in which the number of block hours flown is more than 42 hours. The Company is responsible for all maintenance and operation expenses of the aircraft during the term of the Lease. The Lease provides that Dr. Elkins shall have exclusive first use of the aircraft throughout the term of the Lease, even if Dr. Elkins is terminated as an employee of the Company for any reason, including, without limitation, as a result of a change of control of the Company (as defined in the Company's credit facility). The Lease further provides that in the event of the termination of Dr. Elkins' employment with the Company, including, without limitation, as a result of a change of control of the Company, the members of the aircraft's cockpit crew shall become employees of Skyview; however, the salaries, expenses and benefits of such crew members shall be a cost and expense of the Company throughout the term of the Lease. Dr. Elkins is obligated to reimburse the Company for its out-of-pocket costs associated with use of the aircraft if, at any time during the term of the Lease, Dr. Elkins uses the aircraft for his own personal use. The Lease and the aircraft are subject to a security interest in favor of BTM Capital Corporation securing a loan in the amount of $9,177,159 made to Skyview. Dr. Elkins has also pledged all of his membership interests in Skyview to secure such loan. In connection with the Lease, Skyview purchased the Gulfstream II airplane then owned by the Company, which aircraft was traded in. The Company recognized no gain or loss on the sale of the aircraft to Skyview.

     In 1997, the Company began to explore various options to deleverage the Company without adversely affecting earnings. As part of its deleveraging strategy, in each of January and April 1998, the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. ("Omega") for $44,500,000 and $50,500,000, respectively, which facilities were leased back by Lyric Health Care LLC ("Lyric"), a newly formed subsidiary of the Company, at an annual rent of approximately $4,500,000 and $4,949,000, respectively. The Company also entered into management and franchise agreements with Lyric, which agreements have initial terms of 13 years with two renewal options of 13 years each. The base management fee was 3% of gross revenues in 1998 and increased to 4% of gross revenues in 1999 pursuant to the management agreement. In addition, the management agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of the Company as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants Lyric the authority to use the Company's trade names and proprietary materials. In a related transaction, TFN Healthcare Investors, Inc., an entity in which Mr. Nicholson is the principal stockholder ("TFN Healthcare"), purchased a 50% interest in Lyric for $1,000,000, an amount equal to the Company's initial investment in Lyric, and the Company's interest in Lyric was reduced to 50%. Lyric will dissolve on December 31, 2047 unless extended for an additional 12 months. The transactions with Lyric were approved by the disinterested members of the Board of Directors.

     In February 1998, Mr. Nicholson entered into an employment agreement with Lyric pursuant to which Mr. Nicholson serves as Managing Director of Lyric, having day-to-day authority for the management and operation of Lyric. Mr. Nicholson currently receives a base salary of $300,000, which may be increased from time to time with the Company's approval and shall be increased to $350,000 upon Lyric achieving annual fiscal year revenues of $450 million. Mr. Nicholson also receives benefits similar to those provided to the Company's executive officers. The agreement has an initial term through December 31, 2002, subject to automatic one-year extensions thereafter unless the Company or Mr. Nicholson elects not to extend. The agreement may be terminated by Lyric for Cause or by Mr. Nicholson for Good Reason. Upon termination by Lyric without Cause or by Mr. Nicholson for Good Reason, Mr. Nicholson will be entitled to a severance payment equal to one year's salary plus the average of his last two annual bonuses, payable 50% within 10 days of termination and 50% monthly in 12 equal installments unless such termination occurs within one year following a change of control of the Company or the Company and TFN Healthcare cease to own in aggregate 50% of Lyric, in which case the entire severance payment shall be made in one lump sum. If Mr. Nicholson resigns within 30 days after TFN Healthcare's interest in Lyric is diluted below 33 1/3% and TFN Healthcare sells its interest in Lyric, then Mr. Nicholson will be entitled to severance in an amount equal to up to three times his annual salary. The employment agreement contains confidentiality and non-compete provisions. For purposes of the agreement, "Cause" means (i) Mr. Nicholson materially fails to perform his duties, (ii) Mr. Nicholson materially breaches his confidentiality or non-compete covenants,
(iii) Mr. Nicholson is convicted of any felony or any misdemeanor involving moral turpitude, or commits larceny, embezzlement or theft of Lyric's tangible or intangible property, or (iv) TFN Healthcare disposes of more than 50% of its interest in Lyric, and "Good Reason" is defined as (i) a material breach of the agreement by Lyric, (ii) a change of control of the Company (similar to the change of control definition contained in Dr.

Elkins' employment agreement (see "Executive Compensation - Employment Agreements")), (iii) the Company and TFN Healthcare no longer own in aggregate 50% of Lyric or (iv) TFN Healthcare's interest in Lyric is diluted below 33 1/3% and TFN Healthcare sells its interest in Lyric.

     Effective January 1, 1999, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") transferred 27 long-term care facilities and five specialty hospitals to Monarch Properties, LP ("Monarch LP"), a newly formed private company, for approximately $138 million plus contingent earn-out payments of up to a maximum of $67.6 million. Net cash provided from this transaction were approximately $131,239. The contingent earn-out payments will be paid to the Company by Monarch LP upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch LP, with the amount of the earn-out payments determined in accordance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch LP. Dr. Robert
N. Elkins, Chairman of the Board, Chief Executive Officer and President of the Company, beneficially owns approximately 28.6% of Monarch LP and is the Chairman of the Board of Managers of Monarch Properties, LLP, the parent company of Monarch LP. After the transfer of the facilities to Monarch LP, the Company retained the working capital of the Lyric Subsidiaries and transferred the stock of each of the Lyric Subsidiaries to Lyric. Monarch LP then leased all of the facilities back to the Lyric Subsidiaries under a long-term master lease. In September 1999, the Company transferred one additional facility to Monarch LP for net cash proceeds of $3.7 million. Monarch LP then leased this facility to a subsidiary of Lyric. The Company is managing these facilities for Lyric pursuant to the above-described agreements. The Company accounted for these transactions as a financing. The transactions with Monarch LP and Lyric were approved by the disinterested members of the Board of Directors.

     During 1999 the Law Offices of Robert A. Mitchell, a director of the Company, performed legal services for the Company for which such firm received $67,500.

     At March 1, 2000, the Company had four outstanding loans to Robert N. Elkins, the Company's Chairman, President and Chief Executive Officer, aggregating $36,439,305. One loan, in the original principal amount of $4,690,527 and with a current principal amount of $4,409,095 ("Loan A"), was used primarily to purchase shares of the Company's Common Stock, bears interest at a rate per annum equal to the higher of 7.5% or the Company's cost of borrowing under its bank credit facility, is unsecured and is due July 8, 2004. Twenty percent of the principal amount of Loan A, and all accrued and unpaid interest on Loan A, will be forgiven on each of July 8, 2001, 2002 and 2003 if Dr. Elkins is then an employee of the Company, and the remainder will be forgiven on July 8, 2004 if he is then an employee of the Company. In addition, Loan A will be forgiven upon a change in control of the Company (as defined in Dr. Elkins' employment agreement) or the termination by IHS of Dr. Elkins' employment or employment agreement for any reason (including a rejection of such agreement in a reorganization proceeding) other than for Cause. The largest amount of indebtedness (including accrued interest) outstanding under Loan A during fiscal 1999 was $4,792,402. The second loan was in the original principal amount of $15,535,000 and has a current principal amount of $11,780,210 outstanding ("Loan B"). Loan B, which was used to exercise options, bears interest at 6.8% per annum, is due January 28, 2003 and is unsecured. The largest amount of indebtedness outstanding under Loan B during fiscal 1999 was $16,891,614. Twenty-five percent of the principal amount of Loan B, and all accrued and unpaid interest on Loan B, will be forgiven on each of July 8, 2000, 2001 and 2002 if Dr. Elkins is then an employee of the Company and the remainder will be forgiven on July 8, 2003 if he is then an employee of the Company. In addition, Loan B provides that upon the occurrence of any change of control of the Company or the termination of Dr. Elkins' employment with the Company by death, for permanent disability, by Dr. Elkins for Good Reason or by the Company without Cause (as such terms are defined in Dr. Elkins' employment agreement), any amounts outstanding and not then due under Loan B shall be automatically and immediately discharged. On January 28, 1999, the Company forgave accrued interest and principal of $4,158,065 Loan B.The third loan, $4,250,000 of which was made in October 1998 and $4,500,000 of which was made in November 1998, has a current principal amount of $8,750,000 ("Loan C"). Loan C, which was used to pay taxes resulting from the exercise of options, bears interest at 6.8% per annum, is due July 8, 2004 and is unsecured. Twenty percent of the principal amount of Loan C, and all accrued and unpaid interest on Loan C, will be forgiven on each of July 8, 2001, 2002, and 2003 if Dr.

Elkins is then an employee of the Company, and the remainder will be forgiven on July 8, 2004 if he is then an employee of the Company. In addition, Loan C will be forgiven upon a change in control of the Company (as defined in Dr. Elkins' employment agreement) or the termination by IHS of Dr. Elkins' employment or employment agreement for any reason (including a rejection of such agreement in a reorganization proceeding) other than for Cause. In March 1999 the Company loaned Dr. Elkins $11,500,000 under the Loan Plan ("Loan D") to assist the
Company in retaining Dr. Elkins on a long-term basis in light of the significantly reduced stock price and loss of equity incentives by Dr. Elkins and the fact that Dr. Elkins' options were not repriced as well as to encourage stock ownership by Dr. Elkins. Loan D bears interest at the rate of 7% per annum, is unsecured and is due April 8, 2004. Twenty percent of the principal amount of Loan D, and all accrued and unpaid interest on Loan D, will be forgiven on each of April 8, 2001, 2002, and 2003 if Dr. Elkins is then an employee of the Company, and the remainder will be forgiven on April 8, 2004 if he is then an employee of the Company. In addition, Loan D will be forgiven upon a change in control of the Company (as defined in Dr. Elkins' employment agreement) or the termination by IHS of Dr. Elkins' employment or employment agreement for any reason (including a rejection of such agreement in a reorganization proceeding) other than for Cause. In addition, because the Company did not meet the earnings per share goals for 1998 set by the Committee, Dr. Elkins' was not entitled to a bonus under his employment agreement for 1998. Accordingly, Dr. Elkins elected to repay, with interest at the prime rate, the $303,275 paid to him in 1998 as an advance on his bonus in accordance with the terms of his employment agreement, net of all taxes paid or payable (except to the extent Dr. Elkins received tax benefits, through deductions, for the repayment). See "Item 11. Executive Compensation - Employee Loan Program" and "-- Employment Agreements." The largest amount of indebtedness outstanding in 1999 was $37,925,608.

     At March 1,  2000,  the  Company  had two  outstanding  loans to C.  Taylor
Pickett, the Company's Executive Vice President -- Chief Financial Officer, aggregating $1,700,000. One such loan, in the original principal amount of $400,000, bears interest at 6.8%, is unsecured and is due on November 13, 2002. In November 1999, the Company forgave $100,000 of the principal amount of this loan and accrued interest pursuant to the terms of the note. In March 1999, the Company loaned Mr. Pickett $1,400,000 under the Loan Plan to assist the Company in retaining Mr. Pickett on a long-term basis in light of the significantly reduced stock price and loss of equity incentives by Mr. Pickett and the fact that Mr. Pickett's options were not repriced in 1998 as well as to encourage stock ownership by Mr. Pickett. This loan bears interest at the rate of 7% per annum, is unsecured and is due March 23, 2004. Twenty percent of the principal amount of the loan and all accrued and unpaid interest on the loan will be forgiven on each of March 23, 2001, 2002, and 2003 if Mr. Pickett is then an employee of the Company, and the remainder will be forgiven on March 23, 2004 if he is then an employee of the Company. In addition, the loan will be forgiven upon a change in control of the Company (as defined in Mr. Pickett's employment agreement) or the termination by IHS of Mr. Pickett's employment or employment agreement for any reason (including a rejection of such agreement in a reorganization proceeding) other than for Cause. See "Item 11. Executive Compensation -- Employee Loan Program." The largest amount of indebtedness outstanding during fiscal 1999 was $1,901,927.

     At March 1, 2000, the Company had outstanding one loan to John Heller, the Company's Executive Vice President -- Operations, aggregating $1,200,000. In March 1999, the Company loaned Mr. Heller $1,200,000 under the Loan Plan to assist the Company in retaining Mr. Heller on a long-term basis in light of the significantly reduced stock price and loss of equity incentives by Mr. Heller and the fact that Mr. Heller's options were not repriced in 1998 as well as to encourage stock ownership by Mr. Heller. This loan bears interest at the rate of 7% per annum, is unsecured and is due March 23, 2004. Twenty percent of the principal amount of the loan, and all accrued and unpaid interest on the loan will be forgiven on each of March 23, 2001, 2002, and 2003 if Mr. Heller is then an employee of the Company, and the remainder will be forgiven on March 23, 2004 if he is then an employee of the Company. In addition, the loan will be forgiven upon a change in control of the Company (as defined in Mr. Heller's employment agreement) or the termination by IHS of Mr. Heller's employment or employment agreement for any reason (including a rejection of such agreement in a reorganization proceeding) other than for Cause. See "Item 11. Executive Compensation -- Employee Loan Program." The largest amount of debtedness outstanding during fiscal 1999 was $1,265,129.

     At March 1, 2000, the Company had outstanding one loan to Sally Weisberg, the Company's Executive Vice President -- Symphony, aggregating $1,200,000. In March 1999, the Company loaned Ms. Weisberg $1,200,000 under the Loan Plan to assist the Company in retaining Ms. Weisberg on a long-term basis in light of the significantly reduced stock price and loss of equity incentives by Ms. Weisberg and the fact that Ms. Weisberg's options were not repriced in 1998 as well as to encourage stock ownership by Ms. Weisberg. This loan bears interest at the rate of 7% per annum, is unsecured and is due March 23, 2004. Twenty percent of the principal amount of the loan, and all accrued and unpaid interest on the loan will be forgiven on each of March 23, 2001, 2002, and 2003 if Ms. Weisberg is then an employee of the Company, and the remainder will be forgiven on March 23, 2004 if she is then an employee of the Company. In addition, the loan will be forgiven upon a change in control of the Company (as defined in Ms. Weisberg's employment agreement) or the termination by IHS of Ms. Weisberg's employment or employment agreement for any reason (including a rejection of such agreement in a reorganization proceeding) other than for Cause. See "Item 11. Executive Compensation -- Employee Loan Program." The largest amount of debtedness outstanding during fiscal 1999 was $1,265,129.

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
10.80,  10.81,  10.82. 10.83. 10.84, 10.85, 10.86, 10.87, 10.90, 10.91 and 10.92
are management contracts, compensatory plans or arrangements):

 2.1        -- Agreement and Plan of Merger, dated as of July 6, 1997, among Integrated Health Services, Inc.,
               IHS Acquisition XXIV, Inc. and RoTech Medical Corporation. (1)
 2.2        -- Agreement and Plan of Merger, dated as of August 1, 1997, among Integrated Health Services,
               Inc., IHS Acquisition XXVI, Inc. and Community Care of America, Inc. (2)
 2.3        -- Purchase and Sale Agreement, entered into as of November 3, 1997, between HEALTHSOUTH
               Corporation, Horizon/CMS Healthcare Corporation and Integrated Health Services, Inc. (3)
 2.4        -- Facilities Purchase Agreement, dated as of December 31, 1998, among Monarch Properties, LP,
               Integrated Health Services, Inc. and the entities listed on Schedule A thereto.
 3.1        -- Third Restated Certificate of Incorporation, as amended. (4)
 3.2        -- Amendment to the Third Restated Certificate of Incorporation, dated May 26, 1995. (5)
 3.3        -- Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock (6)
 3.4        -- By-laws, as amended. (7)
 4.1        -- Indenture, dated as of December 1, 1992, between Integrated Health Services, Inc. and Signet
               Trust Company, as Trustee, relating to the Company's 6% Convertible Subordinated Deben-
               tures. (8)
 4.2        -- Form of 6% Debenture (included in 4.1). (8)
 4.3        -- Indenture, dated as of December 15, 1993, from Integrated Health Services, Inc., as Issuer, to
               The Bank of New York (as successor in interest) to NationsBank of Virginia, N.A., as Trustee, relating to the Company's 5 3/4% Convertible Senior Subordinated Debentures due 2001. (9)
 4.4        -- Form of 5 3/4% Debenture (included in 4.3) (9)
 4.5        -- Registration Rights Agreement, dated as of December 17, 1993, between Integrated Health Ser-
               vices, Inc. and Smith Barney Shearson Inc. relating to the Company's 5 3/4% Convertible Senior
               Subordinated Debentures due 2001. (9)
 4.6        -- Supplemental Indenture dated as of September 15, 1994 between Integrated Health Services, Inc.
               and The Bank of New York (as successor in interest) to NationsBank of Virginia N.A. (10)
 4.7        -- Amended and Restated Supplemental Indenture, dated as of May 15, 1997, between Integrated
               Health Services, Inc. and Signet Trust Company, Inc., as Trustee, relating to the Company's
               10 3/4% Senior Subordinated Notes due 2004. (11)
 4.8        -- Form of Note (included in 4.7). (11)
 4.9        -- Second Amended and Restated Supplemental  Indenture,  dated as of May 15, 1997, from Inte-
               grated Health Service, Inc. to Signet Trust Company,  as  trustee,  relating  to the  Company's
               9  5/8%  Senior Subordinated Notes due 2002 and 9 5/8% Senior Subordinated Notes due 2002,
               Series A. (11)
 4.10       -- Form of 9 5/8% Senior Subordinated Notes (included in 4.9). (11)
 4.11       -- Indenture, dated as of May 15, 1996 between the Company and Signet Trust Company, as Trustee.(12)
 4.12       -- Form of 10 1/4% Senior Subordinated Notes (included in 4.11). (12)

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

10.88        -- Amendment No. 4, dated as  of March 25, 1999, to the Revolving  Credit and Term  Loan  Agreement,  among  Integrated
                Health  Services,  Inc.,  a Delaware  corporation  (the  "Borrower"),  the  lenders  parties to the Credit Agreement referred to below (the "Lenders") and Citibank, N.A., as administrative agent for the Lenders. (34)

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

10.90        -- Amendment,  dated  January 4, 2000, to Employment  Agreement  between  Integrated  Health  Services,  Inc. and Sally
                Weisberg.

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

                                        INTEGRATED HEALTH SERVICES, INC.
                                                    (Registrant)

                                       By:
                                           ------------------------------------
April 10, 2000                                        Robert N. Elkins
                                              Chairman of the Board, President
                                                 and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                            TITLE                      DATE
          ---------                            -----                     -----
   /s/ ROBERT N. ELKINS         Chairman of the Board, President     April 10, 2000
---------------------------       and Chief Executive Officer
       Robert N. Elkins          (Principal Executive Officer)

   /s/ KENNETH M. MAZIK          Director                             April 10, 2000
---------------------------
       Kenneth M. Mazik

  /s/ ROBERT A. MITCHELL         Director                             April 10, 2000
---------------------------
      Robert A. Mitchell

  /s/ TIMOTHY F. NICHOLSON       Director                             April 10, 2000
---------------------------
      Timothy F. Nicholson

  /s/ JOHN L. SILVERMAN          Director                             April 10, 2000
---------------------------
      John L. Silverman

  /s/ C. TAYLOR PICKETT          Executive Vice President--Chief      April 10, 2000
---------------------------       Financial Officer (Principal
      C. Taylor Pickett          Financial and Accounting Officer)
