Form 10-Q
period 2000-03-31
INTEGRATED HEALTH SERVICES INC
filed 2000-05-15
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             March 31, 2000
                     ------------------------------------------

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

                                             [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of May 10, 2000: 48,596,920 shares.

                        INTEGRATED HEALTH SERVICES, INC.

                                      INDEX





                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  - Condensed Financial Statements -

         Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999                                          3

         Consolidated Statements of Operations
           for the three months ended March 31, 2000
           and 1999                                                                      4

         Consolidated Statement of Changes in
           Stockholders' Equity for the three
           months ended March 31, 2000                                                   5

         Consolidated Statements of Cash Flows
           for the three months ended March 31, 2000
           and 1999                                                                      6

         Notes to Consolidated Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                          13

PART II: OTHER INFORMATION

Item 6   Exhibits and Report on Form 8-K                                                18


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                    MARCH 31,           DECEMBER 31,
                                                                                                      2000                  1999
                                                                                                   -----------          -----------
                                                                                                 (Unaudited)
        Assets
Current Assets:
        Cash and cash equivalents                                                                  $    15,519          $    21,627
        Temporary investments                                                                           46,319               39,321
        Patient accounts and third-party payor settlements
          receivable, less allowance for doubtful receivables of $170,433
          at March 31, 2000 and $164,449 at December 31, 1999                                          587,518              582,547
        Inventories, prepaid expenses and other current assets                                          84,214               66,884
        Income tax receivable                                                                           14,994               20,018
                                                                                                   -----------          -----------
               Total current assets                                                                    748,564              730,397
                                                                                                   -----------          -----------

Property, plant and equipment, net                                                                   1,170,036            1,164,677
Intangible assets                                                                                    1,341,007            1,353,920
Other assets                                                                                           132,845              130,086
                                                                                                   -----------          -----------

               Total assets                                                                        $ 3,392,452          $ 3,379,080
                                                                                                   ===========          ===========

        Liabilities and Stockholders' Equity
Current Liabilities not subject to compromise:
        Current maturities of long-term debt                                                       $    10,169          $ 3,369,244
        Accounts payable and accrued expenses                                                          151,187              416,582
                                                                                                   -----------          -----------
               Total current liabilities                                                               161,356            3,785,826
                                                                                                   -----------          -----------
Long-term debt not subject to compromise:
        Mortgages and other long term debt, less current maturities                                    317,150              318,271
                                                                                                   -----------          -----------
               Total long-term debt                                                                    317,150              318,271
                                                                                                   -----------          -----------

Other long-term liabilities                                                                             33,030              166,164
Liabilities subject to compromise                                                                    3,787,347                  --
Deferred gain on sale-leaseback transactions                                                             3,687                3,871
Deferred income tax payable                                                                             42,029               42,023
Stockholders' equity (deficit):
        Preferred stock, authorized 15,000,000 shares; no shares issued
          and outstanding                                                                                   --                   --
        Common stock, $0.001 par value.  Authorized 150,000,000 shares;
          issued 53,570,537 at March 31, 2000 and 53,175,598 shares at
          December 31, 1999 (including 4,868,300 treasury shares at
          March 31, 2000 and December 31, 1999)                                                             53                   53
        Additional paid-in capital                                                                   1,387,698            1,374,546
        Deficit                                                                                     (2,290,634)          (2,262,410)
        Treasury stock, at cost (4,868,300 shares at March 31, 2000 and
          December 31, 1999)                                                                           (49,264)             (49,264)
                                                                                                   -----------          -----------

               Net stockholders' equity (deficit)                                                     (952,147)            (937,075)
                                                                                                   -----------          -----------

               Total liabilities and stockholders' equity (deficit)                                $ 3,392,452          $ 3,379,080
                                                                                                   ===========          ===========

              See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)


                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                        2000                 1999
                                                                                                      ---------           ---------
Total revenues                                                                                        $ 637,279           $ 620,235
                                                                                                      ---------           ---------
Costs and expenses:
     Operating, general and administrative (including rent)                                             578,993             507,902
     Depreciation and amortization                                                                       46,354              46,374
     Interest, net (excluding post petition contractual interest of $46,989 in 2000)                     33,145              70,492
                                                                                                      ---------           ---------
          Total costs and expenses                                                                      658,492             624,768
                                                                                                      ---------           ---------
          Loss before equity in earnings of affiliates, reorganization items
           and income taxes                                                                             (21,213)             (4,533)
Equity in earnings of affiliates                                                                            215                 147
                                                                                                      ---------          ----------
  Loss before reorganization items and income taxes                                                     (20,998)             (4,386)

Reorganization items                                                                                      4,726                  --
                                                                                                      ---------           ---------
          Loss before income taxes                                                                      (25,724)             (4,386)
Federal and state income taxes                                                                            2,500               2,202
                                                                                                      ---------           ---------
          Net loss                                                                                    $ (28,224)          $  (6,588)
                                                                                                      =========           =========
Per Common Share - Basic:
          Net loss                                                                                    $   (0.58)          $   (0.13)
                                                                                                      =========           =========
Per Common Share - Diluted:
          Net loss                                                                                    $   (0.58)          $   (0.13)
                                                                                                      =========           =========
       See accompanying Notes to Consolidated Financial Statements


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                           ADDITIONAL
                                                               COMMON       PAID-IN                        TREASURY
                                                                STOCK       CAPITAL          DEFICIT         STOCK          TOTAL
                                                           -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                               $       53      1,374,546       (2,262,410)      (49,264)       (937,075)

Amortization of deferred employee stock compensation.              --            277               --            --             277

Insuance of 394,939 shares of common stock
in connection with the conversion of
5 3/4% convertible subordinated debentures                         --         12,875               --            --          12,875


Net Loss                                                           --             --          (28,224)           --         (28,224)
                                                           -------------------------------------------------------------------------

BALANCE AT MARCH 31, 2000                                  $       53      1,387,698       (2,290,634)      (49,264)       (952,147)
                                                           =========================================================================

       See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                                                          THREE MONTHS ENDED
                                                                                                               March 31,
                                                                                                     ------------------------------
                                                                                                       2000                 1999
                                                                                                     ---------            ---------
Cash flows from operating activities:
    Net loss                                                                                         $ (28,224)           $  (6,588)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Results from joint ventures                                                                     (215)                (147)
          Depreciation and amortization                                                                 46,354               46,374
          Deferred income taxes and other non-cash items                                                 1,204                2,886
          Amortization of gain on sale-leaseback transactions                                             (184)                (168)
          Decrease (increase) in patient accounts and third-party
             payor settlements receivable, net                                                          (4,971)              34,629
          Increase in supplies, inventory, prepaid
             expenses and other current assets                                                         (17,330)              (2,227)
          Increase (decrease) in accounts payable and accrued expenses                                  45,794              (55,158)
          Increase (decrease) in income taxes receivable                                                 5,024               (2,018)
                                                                                                     ---------            ---------

             Net cash provided by operating activities of
               continuing operations before reorganization items                                        47,452               17,583
                                                                                                     ---------            ---------
             Net cash used by discontinued operations                                                       --               (8,283)
                                                                                                     ---------            ---------
             Net cash used by reorganization items                                                      (4,726)                  --
                                                                                                     ---------            ---------
Cash flows from financing activities:
    Proceeds from issuance of capital stock, net                                                            --                  759
    Proceeds from long-term borrowings                                                                      --              256,798
    Repayment of long-term debt                                                                           (491)            (210,821)
    Deferred financing costs                                                                            (5,370)              (9,027)
    Purchase of treasury stock                                                                              --              (24,041)
                                                                                                     ---------            ---------

             Net cash provided (used) by financing activities                                           (5,861)              13,668
                                                                                                     ---------            ---------

Cash flows from investing activities:
    Sale of temporary investments                                                                      195,294               15,257
    Purchase of temporary investments                                                                 (202,292)             (22,170)
    Business acquisitions                                                                                   --              (25,216)
    Purchase of property, plant and equipment                                                          (32,529)             (42,987)
    Disposition of assets (Notes 4 and 8)                                                                1,525              126,812
    Other assets                                                                                        (4,971)             (31,457)
                                                                                                     ---------            ---------

             Net cash provided (used) by investing activities                                          (42,973)              20,239
                                                                                                     ---------            ---------

             Increase (decrease) in cash and cash equivalents                                           (6,108)              43,207

Cash and cash equivalents, beginning of period                                                          21,627               31,391
                                                                                                     ---------            ---------

Cash and cash equivalents, end of period                                                             $  15,519            $  74,598
                                                                                                     =========            =========

           See accompanying Notes to Consolidated Financial Statements

                                      NOTES
                                       TO
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                 The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by Integrated Health Services, Inc. ("IHS" or the "Company"), refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and all adjustments pursuant to the adoption of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

NOTE 2:          PETITION FOR RELIEF UNDER CHAPTER 11

                 On February 2, 2000, the Company and substantially all of its subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the District of Delaware. These filings, among other factors such as the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

                 Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 filings, the automatic stay protection afforded by the Chapter 11 filings prevents any creditor or other third parties from taking any action in connection with any defaults under prepetition obligations of the Company and those of its subsidiaries which are debtors in the Chapter 11 filings. In connection with the Chapter 11 filings, the Company must develop a plan of reorganization that will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 filings. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations.

                 In connection with the Chapter 11 filings, the Company obtained a commitment for $300 million in debtor-in-possession financing (the "DIP Facility") from a group of banks led by Citicorp U.S.A., Inc. As of March 31, 2000, no amounts are outstanding under the DIP Facility.

                 Since the Company filed for protection under the Bankruptcy Code, the accompanying consolidated financial statements as of and for the three months ended March 31, 2000 have been prepared in accordance with SOP 90-7. Pursuant to SOP 90-7, the Company has reported liabilities subject to compromise at March 31, 2000.

                 The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other unsecured pre-pretition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise.

                 A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases follows (in thousands):

Long-term debt:
   Revolving credit and term loan                                   $ 2,093,789
   Senior subordinated notes                                          1,090,737
   Convertible  denbentures                                             131,763
   Amounts due under HCFA Agreement                                     134,054
   Promissory notes and other                                            30,541
                                                                    -----------
                                                                      3,480,884
                                                                    -----------

Accounts payable                                                        142,656
Accrued liabilities:
   Interest                                                             124,307
   Other                                                                 39,500
                                                                    -----------
                                                                        163,807
                                                                    -----------
                                                                    $ 3,787,347
                                                                    -----------

                 A summary of the principal categories of reorganization items follows:

Reorganization Items:
   Legal, accounting and consulting fees                            $     5,054
   Interest Income                                                         (328)
                                                                    -----------
                                                                    $     4,726
                                                                    ===========

NOTE 3: EARNINGS PER SHARE

                 Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.

                 For the three months ended March 31, 1999 and 2000, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. The weighted average number of common shares is 52,105,164 and 48,656,488 for March 31, 1999 and 2000, respectively.

NOTE 4:          TRANSACTIONS WITH LYRIC HEALTH CARE LLC

                 In each of January and April 1998, (but effective March 31, 1998 in the case of the April 1998 sale) the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44.5 million and $50.5 million, respectively, which facilities were leased back by Lyric Health Care LLC ("Lyric"), a newly formed subsidiary of IHS, at an annual rent of approximately $4.5 million and $4.9 million, respectively. IHS also entered into management and franchise agreements with Lyric. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee was 4% of gross revenues in 1999 and 2000 pursuant to the management agreement. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants Lyric the authority to use the Company's trade names and proprietary materials. In a related transaction, TFN Healthcare Investors, Inc. ("TFN") purchased a 50% interest in Lyric for $1.0 million, an amount equal to the Company's initial investment in Lyric and IHS' interest in Lyric was reduced to 50%. Lyric will dissolve on December 31, 2047 unless extended for an additional 12 months. The transactions with Lyric were approved by the disinterested members of the Board of Directors.

                 On February 1, 1998 Lyric also entered into a five-year employment agreement with Timothy F. Nicholson, the principal stockholder of TFN and a director of the Company. Pursuant to Lyric's operating agreement, Mr. Nicholson serves as Managing Director of Lyric and has the day-to-day authority for the management and operation of Lyric and initiates policy proposals for business plans, acquisitions, employment policy, approval of budgets, adoption of insurance programs, additional service offerings, financing strategy, ancillary service usage, changes in material terms of any lease and adoption/amendment of employee health, benefit and compensation plans. As a result of the aforementioned transactions, IHS accounts for its investment in Lyric using the equity method of accounting since IHS no longer controls Lyric.

                 Effective January 1, 1999, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") transferred 27 long-term care facilities and five specialty hospitals to Monarch Properties L.P. ("Monarch L.P.") for $138 million plus contingent earn-out payments of up to maximum of $67.6 million. Net proceeds from the transaction were approximately $131.24 million. The contingent earn-out payments will be paid to the Company by Monarch L.P. upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch L.P., with the amount of the earn-out payments determined in accordance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch L.P. After the transfer of the facilities to Monarch L.P., the Company retained the working capital of the Lyric Subsidiaries and transferred the stock of each of them to Lyric. Monarch L.P. then leased all of the facilities back to the Lyric Subsidiaries under the long-term master lease and the Company is managing these facilities for Lyric. Dr. Robert N. Elkins, Chairman of the Board, Chief Executive Officer and President of the Company, beneficially owns 28.6% of Monarch L.P. and is the Chairman of the Board of Managers of Monarch Properties, LLC, the parent company of Monarch L.P. The Company has accounted for this transaction as a financing.

                 In September 1999, the Company transferred its Jacksonville, Florida nursing facility to Monarch LP for net proceeds of $3.7 million. Monarch LP then leased this facility to a subsidiary of Lyric, which the Company is currently managing. The Company has accounted for the transaction as a financing.

 NOTE 5:         CREDIT FACILITY AMENDMENT

                 In March 1999, the Company amended its Credit Facility, which amendments loosened the financial convenants, increased interest rates and accelerated the reduction in the availability under the Credit Facility. As amended:

                    o The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between two and three quarters percent and three and one quarter percent (depending on the ratio of the Company's debt) (as defined in the Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between one and one half percent and two percent (depending on the Debt/EBITDAR Ratio).

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

                    o The Revolving Facility was scheduled to reduce to $800,000,000 on January 1, 2001, $600,000,000 on
                         January 1, 2002, $500,000,000 on September 30, 2002 and
                         $400,000,000 on January 1, 2003, with a final maturity on September 15, 2003; however, the $100,000,000 letter of credit subfacility and $10,000,000 swing line subfacility were scheduled to remain at $100,000,000 and $10,000,000, respectively, until final maturity. The Revolving Credit Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between two percent and two and three quarters percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or
                         (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between three quarters of one percent and one and one-half percent (depending on the Debt/EBITDAR Ratio).

                    o The Credit Facility prohibits IHS from purchasing or redeeming IHS stock.

                 As a result of the Company's bankruptcy filing (see note 2 above) the Company is no longer able to make any borrowings under the credit facility.

 NOTE 6:         DEBTOR-IN-POSSESSION FINANCING

                 On February 2, 2000, the Company and substantially all of its subsidiaries, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). While this action constituted a default under the Company's and such subsidiaries various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Company's need to seek relief afforded by the Bankruptcy Code was due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 and its implementation.

                 In connection with the Chapter 11 Filings, the Company entered into a secured super-priority debtor-in-possession revolving credit agreement with a group of banks led by Citicorp USA, Inc., N.A. to obtain up to $300 million of debtor-in-possession financing (the "DIP Facility") to fund the Company's operations. On March 6, 2000, the United States Bankruptcy Court for the District of Delaware approved the full $300 million DIP Facility. The DIP Facility matures on March 6, 2002. The DIP Facility provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable (other than Medicaid accounts receivable), (ii) the lesser of $40 million or 85% of eligible Medicaid accounts receivable, (iii) the lesser of $25 million and 40% of the orderly liquidation value of eligible real estate, (iv) 100% of cash and 95% of cash equivalents on deposit or held in the Citibank collateral account and (v) the adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") of RoTech for the two most recent fiscal quarters up to a maximum of $150 million through May 3, 2000, $125 million from May 4, 2000 through August 2, 2000 and $100 million thereafter. The DIP financing agreement significantly limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. Pursuant to the DIP Facility advances to the Company are classified as either swing line or revolving credit facility advances. Swing line advances are considered to be Base Rate advances as defined by the agreement. Revolving credit advances consist of either Base Rate or Eurodollar Rate advances. As described below Base Rate and Eurodollar advances bear interest at different rates.

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

 NOTE 7:         SEGMENT REPORTING

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

                 IHS has four primary reportable segments: inpatient services, home respiratory/infusion/DME, diagnostic services and lithotripsy services. Inpatient services include: (a) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (b) contract services that provide specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (c) contracted services that provide specialty medical services under contract to other healthcare providers, and (d) management of skilled nursing facilities owned by third parties. Home respiratory/infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. The Company sold its infusion business in October 1999. Diagnostic services provide mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. Lithotripsy services is a non-invasive technique that uses shock waves to disintegrate kidney stones, primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No. 131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

                 IHS management evaluates the performance of its operating segments on the basis of earnings before interest, income taxes, depreciation and amortization and non-recurring charges.



                                                              THREE MONTHS ENDED MARCH 31, 2000

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES      CONSOLIDATED
                                                           --------     ------------      --------        --------      ------------
                                                                                  (DOLLARS IN THOUSANDS)

Revenues                                                  $  453,554      $  147,873      $   22,052      $   13,800      $ 637,279
Operating, general and administrative
expenses (including rent)                                    432,309         116,319          20,944           9,421        578,993
                                                          ----------      ----------      ----------      ----------      ----------
Earnings from continuing operations
before non-recurring charges,  reorganization items,
equity in earnings of affiliates, interest, taxes,
depreciation and amortization                             $   21,245      $   31,554      $    1,108      $    4,379      $   58,286
                                                          ==========      ==========      ==========      ==========      ==========

Total Assets                                              $1,971,839      $1,283,247      $   54,003      $   83,363      $3,392,452
                                                          ==========      ==========      ==========      ==========      ==========


                                                              THREE MONTHS ENDED MARCH 31, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES         DME           SERVICES        SERVICES      CONSOLIDATED
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
                                                          ==========      ==========      ==========      ==========      ==========



                 There are no material inter-segment revenues or receivables. Revenues derived from private pay sources and various government reimbursement programs represented 41% and 59%, respectively, for the three months ended March 31, 2000 and 40% and 60%, respectively, for the three months March 31, 1999. The Company does not evaluate its operations on a geographic basis.

NOTE 8:          DISPOSITION OF ASSETS

                 During the first quarter of 2000, the Company terminated the lease agreements of 4 long-term care facilities while retaining the working capital. There was no gain or loss recorded on these transactions. However, as a result of the transaction the Company will lose control of the collection process for the retained accounts receivable. The Company will continue to evaluate the collectibility of the retained accounts receivable. This evaluation may result in future losses from termination of these leased facilities.

                 In  addition,   the  Company  sold  the  Corporate  hangar  for
                 $1,100,000 and other property and equipment for $421,000. No gain or loss resulted from these transactions.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

                 Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; reorganization under the bankruptcy laws; anticipated profitability, revenues, expenses or other financial items; and business segment growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's bankruptcy filing, substantial indebtedness, growth strategy, capital requirements and recent acquisitions as well as the Company's ability to operate profitably under the newly implemented Medicare Prospective Payment System ("PPS"), competition, government regulation, general economic conditions and the other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1999.

                 The Company's 1999 and 2000 results of operations have been substantially affected by the implementation of the prospective payment system ("PPS") for Medicare skilled nursing facilities, which was completed for IHS' facilities on June 1, 1999. The per diem reimbursement rates under PPS were significantly lower than anticipated by the industry, and generally have been less than the amount the Company's facilities received on a daily basis under cost-based reimbursement. Moreover, since IHS treats a greater percentage of higher acuity patients than many nursing facilities, IHS has also been adversely affected because the federally established per diem rates do not adequately compensate the Company for the additional expenses of caring for such patients. In addition, the implementation of PPS has resulted in a greater than expected decline in demand for the Company's contract therapy services.

                 On February 2, 2000, the Company and substantially all of its subsidiaries filed voluntary petitions (the "Bankruptcy Filings") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code. The Company's need to seek relief under the Bankruptcy Code was due, in part, to the significant financial pressure created by the implementation of PPS. The changes in Medicare reimbursement resulting from the implementation of a prospective payment system have had a material adverse effect on the Company, rendering IHS unable to service its debt obligations to its senior lenders and subordinated noteholders while at the same time meeting its operating expenses. The Company hopes to use the Bankruptcy Filings to restructure its capital structure to better position the Company to address the changed economics resulting from the implementation of PPS. PPS has also materially adversely affected the Company's competitors, several of which have also filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

                 The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Filings and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

                 IHS has four primary reportable  segments:  inpatient services, home respiratory/infusion/DME, diagnostic services and lithotripsy services. Inpatient services include: (a) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (b) contract services that provide specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (c) contracted services that provide specialty medical services under contract to other healthcare providers, and (d) management of skilled nursing facilities owned by third parties. Home respiratory/infusion/DME provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. The Company sold its infusion business in October 1999. Diagnostic services provide mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. Lithotripsy services is a non-invasive technique that uses shock waves to disintegrate kidney stones, primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No.
131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

THREE MONTHS ENDED MARCH 31, 2000
COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

                 Net revenues for the three months ended March 31, 2000 increased $17.04, million, or 2.7%, to $637.28 million from the comparable period in 1999. Such increase was attributable to (i) acquisitions of inpatient facilities subsequent to March 31, 1999 of $66.20 million, and (ii) an increase of $7.0 million from home respiratory/infusion/DME companies, partially offset by (i) a decrease of $31.4 million in inpatient service revenues from inpatient services in operations in both periods due to a decrease in the Company's rates and decreased demand for the Company's contract therapy services as a result of PPS, (ii) a decrease of $18.3 million in home respitory/infusion DME revenues attributable to the infusion business sold in October 1999, (iii) a decrease of $6.1 million from diagnostic services in operations in both periods and a (iv) a decrease of $359,000 from lithotripsy services in operations in both periods. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and are reducing utilization of rehabilitation services to a far greater degree than the Company had expected.

                 Operating, general and administrative expense (including rent) increased $71.09 million, or 14.0%, in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Such increase was attributable to (i) inpatient acquisitions subsequent to March 31, 1999 of $55.82 million and an increase of $12.2 million from inpatient services in operations in both periods, (ii) an $18.33 million increase from home respiratory/infusion/DME services in operations in both periods, and (iii) an increase of $2.0 million from lithotripsy services in operations in both periods, partially offset by (i) a decrease of $16.87 million from the sale of the infusion business subsequent to March 31, 1999 and (ii) a $388,000 decrease from diagnostic services in operations in both periods.

                 Depreciation and amortization of $46.35 million is comparable for the three months ended March 31, 2000 to $46.37 million in 1999.

                 Net interest expense decreased $37.35 million, or 53.0%, during the three months ended March 31, 2000. The decrease is due to the Company reporting interest under SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", which allows interest expense to be reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. Of the $33.15 million interest expense reported at March 31, 2000, $27.40 million represents interest incurred up to February 2, 2000, the date of the Chapter 11 filing.

                 The Company's effective tax rate in 1999 under generally accepted accounting principles exceeded 100% due to the non-deductibility of certain amortization and other costs. In the first quarter of 2000, the Company recorded state income tax expense related to certain non-unitary subsidiaries of $2.5 million.

                 Net loss and loss per share for 2000 were $28.22 million and $0.58 per share, respectively, compared to net loss and loss per share for 1999 of $6.59 million and $0.13 per share. Weighted average shares decreased from 52,105,164 in 1999 to 48,656,488 in 2000. In 1999 and 2000 no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to March 31, 1999, the Company issued an aggregate of 795,746 shares of Common Stock, including 38,273 shares for acquisitions, 36,075 shares for payments to certain vendors, 326,459 shares in connection with the Company's employee stock compensation plan and 394,939 shares in connection with a conversion of $12.88 million principal amount of 5 3/4% convertible subordinated debentures. Subsequent to March 31, 1999, the Company cancelled the issuance of 658,824 shares of treasury stock.

                 During  the  first   quarter  of  2000  the  Company   recorded
reorganization items of $4.73 million consisting primarily of costs related to the bankruptcy filing and financial reorganization. (See Note 2)

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

     On February 3, 2000, the Company entered into a revolving credit agreement with Citicorp USA, Inc. and other lenders to provide the Company with up to $300 million in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable (other than Medicaid accounts receivable), (ii) the lesser of $40 million or 85% of eligible Medicaid accounts receivable, (iii) the lesser of $25 million and 40% of the orderly liquidation value of eligible real estate, (iv) 100% of cash and 95% of cash equivalents on deposit or held in the Citibank collateral account and (v) the adjusted earnings before interest, taxes, amortization and depreciation ("EBITDA") of RoTech for the two most recent fiscal quarters up to a maximum of $150 million through May 3, 2000, $125 million from May 4, 2000 through August 2, 2000 and $100 million thereafter. The DIP Financing Agreement significantly limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, and to merge or consolidate with any other person. The obligations of the Company under the DIP Financing Agreement are jointly and severally guaranteed by each of the Company's filing subsidiaries (the "Filing Subsidiaries"). Pursuant to the agreement, the Company and each of its Filing Subsidiaries have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other exceptions as described in the DIP Financing Agreement) in all of the Company's assets including, but not limited to, all accounts, chattel paper, contracts and documents, equipment, inventory, intangibles, real property, bank accounts and investment property. On March 6, 2000, the Bankruptcy Court granted final approval of the DIP Financing Agreement. As of March 31, 2000, no amounts were outstanding under the DIP Financing Agreement. The DIP Financing Agreement matures on March 6, 2002.

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

     The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other unsecured pre-pretition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise.

     A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

Long-term debt:
   Revolving credit and term loan                                   $ 2,093,789
   Senior subordinated notes                                          1,090,737
   Convertible  denbentures                                             131,763
   Amounts due under HCFA Agreement                                     134,054
   Promissory notes and other                                            30,541
                                                                    -----------
                                                                      3,480,884
                                                                    -----------

Accounts payable                                                        142,656
Accrued liabilities:
   Interest                                                             124,307
   Other                                                                 39,500
                                                                    -----------
                                                                        163,807
                                                                    -----------
                                                                    $ 3,787,347
                                                                    -----------

     At March 31, 2000, the Company had working capital of $587.21 million as compared with a net working capital deficit of $3.06 million at December 31, 1999 primarily because most current liabilities at December 31, 1999 (which included substantially all of the Company's debt obligations) are now classified as liabilities subject to compromise. There are no material capital commitments for capital expenditures as of the date of this filing. Patient accounts receivable and third-party payor settlements receivable increased $4.97 million to $587.52 million at March 31, 2000, as compared to $582.55 million at December 31, 1999. Gross patient accounts receivable were $693.07 million at March 31, 2000 as compared with $693.61 million at December 31, 1999. Net third-party payor settlements receivable from Federal and state governments (i.e., Medicare and Medicaid cost reports) were $64.88 million at March 31, 2000 as compared to $53.39 million at December 31, 1999.

     The Company has outstanding $496.7 million aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2008 (the "9 1/4% Senior Notes"), $450 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Senior Notes"), $144.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "10 1/4% Senior Subordinated Notes"), $132,000 aggregate principal amount of other senior subordinated notes and $131.76 million aggregate principal amount of convertible subordinated debentures. The indentures under which the 10 1/4% Senior Notes, the 9 1/2% Senior Notes and the 9 1/4% Senior Notes were issued cotain certain covenants, including, but not limited to, covenants with respect to the following matters:
(i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt; (iii) limitations on liens; (iv) limitations on the issuance of preferred stock by IHS' subsidiaries; (v) limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person; and (ix) limitations on investments and loans. The Company is in default under these indentures.

     On September 15, 1997, the Company entered into a $1.75 billion revolving credit and term loan facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility") to replace its existing $700 million revolving credit facility. The New Credit Facility consisted of a $750 million term loan facility (the "Term Facility") and a $1 billion revolving credit facility, including a $100 million letter of credit subfacility and a $10 million swing line subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on September 17, 1997, was to mature on September 30, 2004. As of March 31, 2000, $736.9 million was outstanding and was to be amortized as follows: each of 1999 (as to which three of the four payments were made), 2000, 2001 and 2002 -- $7.5 million (payable in equal quarterly installments); 2003 -- $337.5 million (payable in equal quarterly installments); and 2004 -- $375.0 million (payable in equal quarterly installments). Any unpaid balance will be due on the maturity date. The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between one and three-quarters percent or two percent (depending on the ratio of the Company's Debt (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one-half percent or three quarters percent (depending on the Debt/EBITDAR Ratio). The Term Facility can be prepaid at any time in whole or in part without penalty.

     In connection with the acquisition of certain businesses from HEALTHSOUTH, IHS and the lenders under the New Credit Facility amended the New Credit Facility to provide for an additional $400 million term loan facility (the "Additional Term Facility") to finance a portion of the purchase price for the acquisition and to amend certain covenants to permit the consummation of the acquisition. The Additional Term Facility, which was borrowed at the closing of the acquisition, matures on December 31, 2005. As of March 31, 2000, $393 million was oustanding and was to be amortized as follows: each of 1999 (as to which three of the four payments were made), 2000, 2001, 2002 and 2003 -- $4 million (payable in equal quarterly installment's); 2004 -- $176 million (payable in equal quarterly installments); and 2005 -- $200 million (payable in equal quarterly installments). The Additional Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) two and one quarter percent or two and one half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one percent or one and one-quarter percent (depending on the Debt/EBITDAR Ratio). The Additional Term Facility can be prepaid at any time in whole or in part without penalty.

     The Revolving Facility was scheduled to reduce to $800 million on January 1, 2001, $600 million on January 1, 2002, $500 million on September 30, 2002 and $400 million on January 1, 2003, with a final maturity on September 15, 2003; however, the $100 million letter of credit subfacility and $10 million swing line subfacility were scheduled to remain at $100 million and $10 million, respectively, until final maturity. The Revolving Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between two percent and two and three-quarters percent (depending on the Debt/ EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of
(1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of between three quarters of one percent and one and one-half percent (depending on the Debt/EBITDAR Ratio). Amounts repaid under the Revolving Facility may be reborrowed prior to the maturity date.

     The New Credit Facility limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, and to merge or consolidate with any other person and prohibits the repurchase of Common Stock. In addition, the New Credit Facility requires that IHS meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments under the facility, if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins, IHS' Chairman and Chief Executive Officer, or a group managed by Dr. Elkins, owns more than 40% of IHS' stock. The New Credit Facility is guaranteed by all of IHS' subsidiaries (other than inactive subsidiaries) and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries. The Company is in default under the New Credit Facility.

     Net cash provided by operating activities before reorganization items for the three months ended March 31, 2000, was $47.45 million as compared to $17.58 million for the comparable period in 1999. Cash provided by operating activities in the first quarter of 2000 increased compared to the comparable period in 1999 primarily because of an increase in accounts payable and accrued expenses partially offset by an increase in accounts receivable and supplies, inventory, prepaid expenses and other current assets.

     Net cash used by financing activities was $5.86 million for the three month period in 2000 as compared to $13.67 million provided by financing activities for the comparable period in 1999. In 2000, the Company incurred costs of obtaining the DIP financing discussed above. In 1999, the Company received net proceeds from long-term borrowings of $256.80 million and made repayments on certain debt of $210.82 million. During the three months ended March 31, 1999, the Company repurchased 3.6 million shares of its stock for approximately $24.04 million.

     Net cash used by investing activities was $42.97 million for the three month period ended March 31, 2000 as compared to $20.24 million provided by investing activities for the three month period ended March 31, 1999. Cash used for the acquisition of facilities and ancillary company acquisitions was $25.22 million for the first quarter of 1999; the Company made no acquisitions in the first quarter of 2000. Cash used for the purchase of property, plant and equipment was $32.53 million in 2000 and $42.99 million in 1999. In the first quarter of 1999, the Company received $114.3 million related to the sale of 32 long-term care facilities to Monarch LP (See Note 4). Also during the first quarter of 1999, the Company sold a portion of its discontinued home nursing segment for approximately $12.5 million. The net proceeds from such sales were used to repay debt outstanding under the revolving credit facility and other corporate purposes, including acquisitions.

     As a result of the implementation of a prospective payment system for home nursing beginning with cost report periods beginning on or after October 1, 1999, contingent payments in respect of the acquisition of First American Health Care of Georgia, Inc. in October 1996, aggregating $155 million, became payable over five years beginning in 2000. The present value of such payments at March 31, 2000 is $134.1 million and is recorded on the balance sheet under the caption liabilities subject to compromise. At December 31, 1999 the present value of such payments was $131.65 million and was recorded on the balance sheet under the caption other long term liabilities.

                  IHS' contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $103.4 million as of March 31, 2000. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $22.94 million at March 31, 2000 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $69.7 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating leases aggregating approximately $966.34 million at March 31, 2000.

Item 6.          -       Exhibits and Reports on Form 8-K
                         --------------------------------

(a)      Exhibits

                         27       Financial Data Schedule

(b)      Reports on Form 8-K

                                  Current Report on Form 8-K dated February 2, 2000 reporting the Company's and its subsidiaries filing of voluntary petitions for bankruptcy reorganization.

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


Date:  May 15, 2000