Form 10-Q
period 2000-06-30
INTEGRATED HEALTH SERVICES INC
filed 2000-08-14
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             June 30, 2000
                     ------------------------------------------

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

                                             [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of August 9, 2000: 48,864,146 shares.

                        INTEGRATED HEALTH SERVICES, INC.

                                      INDEX





                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  - Condensed Financial Statements -

         Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999                                           3

         Consolidated Statements of Operations
           for the three and six months ended June 30, 2000
           and 1999                                                                      4

         Consolidated Statement of Changes in
           Stockholders' Equity for the six
           months ended June 30, 2000                                                    5

         Consolidated Statements of Cash Flows
           for the six months ended June 30, 2000
           and 1999                                                                      6

         Notes to Consolidated Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                          13

PART II: OTHER INFORMATION

Item 6   Exhibits and Report on Form 8-K                                                18


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                     JUNE 30,           DECEMBER 31,
                                                                                                      2000                  1999
                                                                                                   -----------          -----------
                                                                                                 (Unaudited)
        Assets
Current Assets:
        Cash and cash equivalents                                                                  $    27,484          $    21,627
        Temporary investments                                                                           60,743               39,321
        Patient accounts and third-party payor settlements
          receivable, less allowance for doubtful receivables of $172,206
          at June 30, 2000 and $164,449 at December 31, 1999                                           557,544              582,547
        Inventories, prepaid expenses and other current assets                                          96,638               66,884
        Income tax receivable                                                                           12,483               20,018
                                                                                                   -----------          -----------
               Total current assets                                                                    754,892              730,397
                                                                                                   -----------          -----------

Property, plant and equipment, net                                                                   1,171,118            1,164,677
Intangible assets                                                                                    1,322,094            1,353,920
Other assets                                                                                           113,119              130,086
                                                                                                   -----------          -----------

               Total assets                                                                        $ 3,361,223          $ 3,379,080
                                                                                                   ===========          ===========

        Liabilities and Stockholders' Equity
Current Liabilities not subject to compromise:
        Current maturities of long-term debt                                                       $    22,262          $ 3,369,244
        Accounts payable and accrued expenses                                                          128,698              416,582
                                                                                                   -----------          -----------
               Total current liabilities                                                               150,960            3,785,826
                                                                                                   -----------          -----------
Long-term debt not subject to compromise:
        Mortgages and other long term debt, less current maturities                                    312,374              318,271
                                                                                                   -----------          -----------
               Total long-term debt                                                                    312,374              318,271
                                                                                                   -----------          -----------

Other long-term liabilities                                                                             33,030              166,164
Liabilities subject to compromise                                                                    3,784,121                  --
Deferred gain on sale-leaseback transactions                                                             3,512                3,871
Deferred income tax payable                                                                             42,029               42,023
Stockholders' equity (deficit):
        Preferred stock, authorized 15,000,000 shares; no shares issued
          and outstanding                                                                                   --                   --
        Common stock, $0.001 par value.  Authorized 150,000,000 shares;
          issued 53,963,568 at June 30, 2000 and 53,175,598 shares at
          December 31, 1999 (including 4,868,300 treasury shares at
          June 30, 2000 and December 31, 1999)                                                              53                   53
        Additional paid-in capital                                                                   1,391,983            1,374,546
        Deficit                                                                                     (2,307,575)          (2,262,410)
        Treasury stock, at cost (4,868,300 shares at June 30, 2000 and
          December 31, 1999)                                                                           (49,264)             (49,264)
                                                                                                   -----------          -----------

               Net stockholders' equity (deficit)                                                     (964,803)            (937,075)
                                                                                                   -----------          -----------

               Total liabilities and stockholders' equity (deficit)                                $ 3,361,223          $ 3,379,080
                                                                                                   ===========          ===========

              See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)


                                                                                  Three Months Ended          Six Months Ended
                                                                                        June 30,                 June 30,
                                                                                  2000           1999       2000          1999
                                                                                ---------     ---------   -------     ----------
Total revenues                                                                  $ 621,151     $ 624,251   $1,258,430  $1,244,486
                                                                                ---------     ---------   ----------  ----------
Costs and expenses:
     Operating, general and administrative (including rent)                       562,761       505,656    1,141,754   1,013,558
     Depreciation and amortization                                                 47,360        46,617       93,714      92,991
     Interest, net (excluding post petition contractual interest of
       $69,816 and $116,805 for the three and six months ended June 30, 2000)      10,838        74,245       43,983     144,737
     Non-recurring charge                                                           6,500            --        6,500          --
                                                                                ---------     ---------   ----------  ----------
          Total costs and expenses                                                627,459       626,518    1,285,951   1,251,286
                                                                                ---------     ---------   ----------  ----------
          Loss before equity in earnings of affiliates, reorganization items
           and income taxes                                                        (6,308)       (2,267)     (27,521)     (6,800)
Equity in earnings of affiliates                                                       50         1,198          265       1,345
                                                                                ---------    ----------   ----------  ----------
  Loss before reorganization items and income taxes                                (6,258)       (1,069)     (27,256)     (5,455)

Reorganization items                                                                8,183            --       12,909          --
                                                                                ---------     ---------   ----------  ----------
          Loss before income taxes                                                (14,441)       (1,069)     (40,165)     (5,455)
Federal and state income taxes                                                      2,500         3,562        5,000       5,764
                                                                                ---------     ---------   ----------  ----------
          Net loss                                                              $ (16,941)    $  (4,631)  $  (45,165)    (11,219)
                                                                                =========     =========   ==========  ==========
Per Common Share - Basic:
          Net loss                                                              $   (0.35)    $   (0.09)  $    (0.93)  $   (0.22)
                                                                                =========     =========   ==========  ==========
Per Common Share - Diluted:
          Net loss                                                              $   (0.35)    $   (0.09)  $    (0.93)  $   (0.22)
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


                                                                         ADDITIONAL
                                                             COMMON       PAID-IN                        TREASURY
                                                              STOCK       CAPITAL          DEFICIT         STOCK          TOTAL
                                                         -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                             $       53      1,374,546       (2,262,410)      (49,264)       (937,075)

Amortization of deferred employee stock compensation.            --            551               --            --             551

Insuance of 517,970 shares of common stock
in connection with the conversion of
5 3/4% convertible subordinated debentures                       --         16,886               --            --          16,886


Net Loss                                                         --             --          (45,165)           --         (45,165)
                                                         -------------------------------------------------------------------------

BALANCE AT JUNE 30, 2000                                 $       53      1,391,983       (2,307,575)      (49,264)       (964,803)
                                                         =========================================================================

       See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                                                           SIX MONTHS ENDED
                                                                                                               June 30,
                                                                                                     ------------------------------
                                                                                                       2000                 1999
                                                                                                     ---------            ---------
Cash flows from operating activities:
    Net loss                                                                                         $ (45,165)           $ (11,219)
    Adjustments to reconcile net loss to net
          cash provided by operating activities:
          Non-recurring charges                                                                          6,500                   --
          Results from joint ventures                                                                     (265)              (1,198)
          Depreciation and amortization                                                                 93,714               92,991
          Deferred income taxes and other non-cash items                                                 3,037                5,596
          Amortization of gain on sale-leaseback transactions                                             (359)                (336)
          Decrease in patient accounts and third-party
             payor settlements receivable, net                                                          23,523               58,720
          Increase in supplies, inventory, prepaid
             expenses and other current assets                                                         (29,754)              (3,497)
          Increase (decrease) in accounts payable and accrued expenses                                  41,464             (113,038)
          Decrease in income taxes receivable                                                            7,535               12,917
                                                                                                     ---------            ---------

             Net cash provided by operating activities of
               continuing operations before reorganization items                                       100,230               40,936
                                                                                                     ---------            ---------
             Net cash used by discontinued operations                                                       --              (13,469)
                                                                                                     ---------            ---------
             Net cash used by reorganization items                                                      (9,909)                  --
                                                                                                     ---------            ---------
Cash flows from financing activities:
    Proceeds from issuance of capital stock, net                                                            --                  759
    Proceeds from long-term borrowings                                                                      --              318,268
    Repayment of long-term debt                                                                         (4,945)            (250,775)
    Deferred financing costs                                                                            (5,370)              (9,027)
    Purchase of treasury stock                                                                              --              (24,041)
                                                                                                     ---------            ---------

             Net cash provided (used) by financing activities                                          (10,315)              35,184
                                                                                                     ---------            ---------

Cash flows from investing activities:
    Sale of temporary investments                                                                      373,723              179,636
    Purchase of temporary investments                                                                 (395,145)            (167,719)
    Business acquisitions                                                                                   --              (43,883)
    Purchase of property, plant and equipment                                                          (59,630)            (112,537)
    Disposition of assets (Notes 4 and 8)                                                                1,521              140,298
    Other assets                                                                                         5,382              (43,801)
                                                                                                     ---------            ---------

             Net cash used by investing activities                                                     (74,149)             (48,006)
                                                                                                     ---------            ---------

             Increase in cash and cash equivalents                                                       5,857               14,645

Cash and cash equivalents, beginning of period                                                          21,627               31,391
                                                                                                     ---------            ---------

Cash and cash equivalents, end of period                                                             $  27,484            $  46,036
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

NOTE 2:          PETITION FOR RELIEF UNDER CHAPTER 11

                 On February 2, 2000, the Company and substantially all of its subsidiaries filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the District of Delaware. These filings, among other factors such as the Company's recurring losses, raise substantial doubt about the Company's ability to continue as a going concern.

                 Except as may be otherwise determined by the Bankruptcy Court overseeing the Chapter 11 filings, the automatic stay protection afforded by the Chapter 11 filings prevents any creditor or other third parties from taking any action in connection with any defaults under prepetition obligations of the Company and those of its subsidiaries which are debtors in the Chapter 11 filings. In connection with the Chapter 11 filings, the Company intends to develop a plan of reorganization that will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 filings. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations.

                 In connection with the Chapter 11 filings, the Company obtained a commitment for $300 million in debtor-in-possession financing (the "DIP Facility") from a group of banks led by Citicorp U.S.A., N.A. As of June 30, 2000, no amounts are outstanding under the DIP Facility. However, at that date $1.24 million was outstanding under a letter of credit subfacility ("LC Subfacility").

                 Since the Company filed for protection under the Bankruptcy Code, the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2000 have been prepared in accordance with SOP 90-7. Pursuant to SOP 90-7, the Company has reported liabilities subject to compromise at June 30, 2000.

                 The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other unsecured pre-pretition liabilities (other than those paid pursuant to such authority) are classified in the consolidated balance sheet as liabilities subject to compromise.

                 A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases follows (in thousands):

Long-term debt:
   Revolving credit and term loan                                   $ 2,093,789
   Senior subordinated notes                                          1,090,737
   Convertible  denbentures                                             127,752
   Amounts due under HCFA Agreement                                     136,454
   Promissory notes and other                                            29,788
                                                                    -----------
                                                                      3,478,520
                                                                    -----------

Accounts payable                                                        141,794
Accrued liabilities:
   Interest                                                             124,307
   Other                                                                 39,500
                                                                    -----------
                                                                        163,807
                                                                    -----------
                                                                    $ 3,784,121
                                                                    -----------

                 A summary of the principal categories of reorganization items follows:

Reorganization Items:
   Legal, accounting and consulting fees                            $     8,537
   Severance costs                                                        4,700
   Interest Income                                                         (328)
                                                                    -----------
                                                                    $    12,909
                                                                    ===========


On July 26, 2000 the Bankruptcy Court approved the separation agreement with Stephen P. Griggs, President of RoTech Medical Corporation, a wholly owned subsidiary of IHS. IHS has agreed to pay to Mr. Griggs $3 million in the following manner: $1 million within 10 days of the effective date and $2 million in equal installments over a period of three years. The agreement imposes upon Mr. Griggs various post termination obligations, including non-compete, non-solicitation and confidentiality requirements. Mr. Griggs also waives all claims against IHS and relinquishes his restricted stock rights in IHS under the pre-petition agreement. In addition, the Company paid $1.7 million in other severance costs.

The  Company  is  also  reviewing  the  impact  of  its  bankruptcy   filing  on
reimbursable interest for Medicare and certain state Medicaid programs.


NOTE 3: EARNINGS PER SHARE

                 Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.

                 For the three and six months ended June 30, 1999 and 2000, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. The weighted average number of common shares is 51,523,079 and 48,740,749 for the six months ended June 30, 1999 and 2000, respectively. The weighted average number of common shares is 51,455,647 and 48,829,477 for the three months ended June 30, 1999 and 2000, respectively.

NOTE 4:          TRANSACTIONS WITH LYRIC HEALTH CARE LLC

                 In each of January and April 1998 (but effective March 31, 1998 in the case of the April 1998 sale), the Company sold five long-term care facilities to Omega Healthcare Investors, Inc. for $44.5 million and $50.5 million, respectively, which facilities were leased back by Lyric Health Care LLC ("Lyric"), a newly formed subsidiary of IHS, at an annual rent of approximately $4.5 million and $4.9 million, respectively. IHS also entered into management and franchise agreements with Lyric. The management and franchise agreements' initial terms are 13 years with two renewal options of 13 years each. The base management fee was 4% of gross revenues in 1999 and 2000 pursuant to the management agreement. In addition, the agreement provides for an incentive management fee equal to 70% of annual net cash flow (as defined in the management agreement). The duties of IHS as manager include the following: accounting, legal, human resources, operations, materials and facilities management and regulatory compliance. The annual franchise fee is 1% of gross revenues, which grants Lyric the authority to use the Company's trade names and proprietary materials. In a related transaction, TFN Healthcare Investors, Inc. ("TFN") purchased a 50% interest in Lyric for $1.0 million, an amount equal to the Company's initial investment in Lyric and IHS' interest in Lyric was reduced to 50%. Lyric will dissolve on December 31, 2047 unless extended for an additional 12 months. The transactions with Lyric were approved by the disinterested members of the Board of Directors.

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

                 Effective January 1, 1999, the Company and various wholly owned subsidiaries of the Company (the "Lyric Subsidiaries") transferred 27 long-term care facilities and five specialty hospitals to Monarch Properties L.P. ("Monarch L.P.") for $138 million plus contingent earn-out payments of up to a maximum of $67.6 million. Net proceeds from the transaction were approximately $131.24 million. The contingent earn-out payments will be paid to the Company by Monarch L.P. upon a sale, transfer or refinancing of any or all of the facilities or upon a sale, consolidation or merger of Monarch L.P., with the amount of the earn-out payments determined in accordance with a formula described in the Facilities Purchase Agreement among the Company, the Lyric Subsidiaries and Monarch L.P. After the transfer of the facilities to Monarch L.P., the Company retained the working capital of the Lyric Subsidiaries and transferred the stock of each of them to Lyric. Monarch L.P. then leased all of the facilities back to the Lyric Subsidiaries under the long-term master lease and the Company is managing these facilities for Lyric. Dr. Robert N. Elkins, Chairman of the Board, Chief Executive Officer and President of the Company, beneficially owns 28.6% of Monarch L.P. and is the Chairman of the Board of Managers of Monarch Properties, LLC, the parent company of Monarch L.P. The Company has accounted for this transaction as a financing.

                 In September 1999, the Company transferred its Jacksonville, Florida nursing facility to Monarch LP for net proceeds of $3.7 million. Monarch LP then leased this facility to a subsidiary of Lyric, which the Company is currently managing. The Company has accounted for the transaction as a financing.

                 As of June 30, 2000, Lyric has had a dramatic decrease in its ability to borrow from its revolving line of credit and its vendors have imposed accelerated payment terms. As a result, IHS has not received payment for management fees or other costs paid by IHS on Lyric's behalf (i.e. health and workers' compensation insurance) of approximately $21.0 million for the six months ended June 30, 2000. IHS is working with Lyric management and the lender to negotiate extending the line of credit. The Company will continue to evaluate its investment in Lyric and Lyric's ability to fund cash flows from operations on an ongoing basis.

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

 NOTE 6:         DEBTOR-IN-POSSESSION FINANCING

                 On February 2, 2000, the Company and substantially all of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). The Company's need to seek relief afforded by the Bankruptcy Code was due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 and its implementation.

                 In connection with the Chapter 11 filings, the Company entered into a secured super-priority debtor-in-possession revolving credit agreement with a group of banks led by Citicorp USA, Inc., N.A. to obtain up to $300 million of debtor-in-possession financing (the "DIP Facility") to fund the Company's operations. On March 6, 2000, the United States Bankruptcy Court for the District of Delaware approved the $300 million DIP Facility. The DIP Facility matures on March 6, 2002. The DIP Facility provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable (other than Medicaid accounts receivable), (ii) the lesser of $40 million or 85% of eligible Medicaid accounts receivable, (iii) the lesser of $25 million and 40% of the orderly liquidation value of eligible real estate, (iv) 100% of cash and 95% of cash equivalents on deposit or held in the Citibank collateral account and (v) the adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") of RoTech for the two most recent fiscal quarters up to a maximum of $100 million. The DIP
                 Facility significantly limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. Pursuant to the DIP Facility advances to the Company are classified as either swing line or revolving credit facility advances. Swing line advances are considered to be Base Rate advances as defined by the agreement. Revolving credit advances consist of either Base Rate or Eurodollar Rate advances. As described below Base Rate and Eurodollar Rate advances bear interest at different rates.

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




                                                              THREE MONTHS ENDED JUNE 30, 2000

                                                                          HOME
                                                         INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                          SERVICES     INFUSION/DME      SERVICES        SERVICES      CONSOLIDATED
                                                          --------     ------------      --------        --------      ------------
                                                                                 (DOLLARS IN THOUSANDS)

Revenues                                                 $  440,528      $  147,879      $   17,980      $   14,764      $  621,151
Operating, general and administrative
expenses (including rent)                                   420,818         115,510          17,000           9,433         562,761
                                                         ----------      ----------      ----------      ----------      ----------
Earnings from continuing operations
before non-recurring charges,  reorganization items,
equity in earnings of affiliates, interest, taxes,
depreciation and amortization                            $   19,710      $   32,369      $      980      $    5,331      $   58,390
                                                         ==========      ==========      ==========      ==========      ==========


                                                               SIX MONTHS ENDED JUNE 30, 2000

                                                                          HOME
                                                         INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                          SERVICES         DME           SERVICES        SERVICES      CONSOLIDATED
                                                          --------     ------------      --------        --------      ------------
                                                                                 (DOLLARS IN THOUSANDS)
Revenues                                                 $  893,408      $  295,752      $   40,706      $   28,564      $1,258,430
Operating, general and administrative
expenses (including rent)                                   852,453         231,829          38,618          18,854       1,141,754
                                                         ----------      ----------      ----------      ----------      ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                            $   40,955      $   63,923      $    2,088      $    9,710      $  116,676
                                                         ==========      ==========      ==========      ==========      ==========

Total Assets at end of period                            $1,952,059      $1,267,542      $   50,698      $   90,925      $3,361,223
                                                         ==========      ==========      ==========      ==========      ==========





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
Earnings from continuing operations
before non-recurring charges,  reorganization items,
equity in earnings of affiliates, interest, taxes,
depreciation and amortization                             $   64,065      $   44,180      $    4,248      $    6,102      $  118,595
                                                          ==========      ==========      ==========      ==========      ==========


                                                                  SIX MONTHS ENDED JUNE 30, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES         DME           SERVICES        SERVICES      CONSOLIDATED
                                                           --------     ------------      --------        --------      ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $  836,663      $  324,526      $   53,852      $   29,445      $1,244,486
Operating, general and administrative
expenses (including rent)                                    718,025         236,089          42,827          16,617       1,013,558
                                                          ----------      ----------      ----------      ----------      ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  118,638      $   88,437      $   11,025      $   12,828      $  230,928
                                                          ==========      ==========      ==========      ==========      ==========

Total Assets at end of period                             $3,315,628      $1,658,310      $  219,942      $  210,032      $5,403,912
                                                          ==========      ==========      ==========      ==========      ==========



                 There are no material inter-segment revenues or receivables. Revenues derived from private pay sources and various government reimbursement programs represented 40% and 61%, respectively, for the three months ended June 30, 2000 and 40% and 60%, respectively, for the three months June 30, 1999 and, the six months ended June 30, 1999 and June 30, 2000. The Company does not evaluate its operations on a geographic basis.

NOTE 8:          DISPOSITION OF ASSETS

                 During the six months ended June 30, 2000, the Company terminated the lease agreements of 4 long-term care facilities while retaining the working capital. There was no gain or loss recorded on these transactions. However, as a result of the transactions the Company will lose control of the collection process for the retained accounts receivable. The Company will continue to evaluate the collectibility of the retained accounts receivable. This evaluation may result in future losses from termination of these leased facilities.

                 In addition, the Company sold the corporate airplane hangar for $1,100,000 and other property and equipment for $421,000. No gain or loss resulted from these transactions.

NOTE 9:          NON-RECURRING CHARGE

                 During the second quarter of 2000, the Company recorded a non-recurring charge of $6.5 million against a promissory note due from APS Enterprise Holding Company, which purchased the Company's infusion division in October 1999, due to the impact that Medicare reimbursement has had on the cash flows from operations of APS.

NOTE 10:         SUBSEQUENT EVENTS

                 On July 27, 2000, Joseph A. Bondi of the turnaround consulting firm of Alvarez & Marsal, Inc., was named as the Chief Restructuring Officer of the Company. In connection with this appointment, Robert N. Elkins, a founder of IHS, has agreed to step down as Chairman, CEO and President upon the closing of the transaction contemplated by an - subject to approval by the U.S. Bankruptcy Court for the District of Delaware - agreement between Dr. Elkins and IHS. At such time, Mr. Bondi will be named as CEO.

                 If Dr. Elkins' agreement is approved by the Bankruptcy Court:

                 -- Dr. Elkins will resign as an officer and director of the Company, his employment agreement will be terminated and he will surrender his equity interests in the Company. Dr. Elkins currently beneficially owns approximately 8.1% of the outstanding Common Stock.

                 -- Dr. Elkins will become a consultant to the Company for one year at a fee of $2.6 million, payable on the first day of the consulting period.

                 -- Dr. Elkins will not, for a period of one year, compete with the Company (although he is permitted to continue in his activities with Monarch LP) and will not solicit the Company's employees.

                 -- All outstanding principal and accrued interest on loans made by the Company to Dr. Elkins to allow him to purchase stock, exercise options and pay taxes associated with option exercises, which unamortized balance aggregated approximately $27.4 million at July 31, 2000, will be forgiven, and the Company will pay to the appropriate federal and state tax authorities for the account of Dr. Elkins an amount equal to the federal tax liability Dr. Elkins will incur as a result of the forgiveness of the loans.

                 -- The Company's lease of an airplane from an entity owned by Dr. Elkins will be cancelled.

                 -- The Company and its subsidiaries will release Dr. Elkins and his family, Monarch LP and its affiliates and Lyric and its affiliates, from all claims they may have against such parties, other than claims arising under agreements between the entities and certain wrongful acts defined in one of the Company's director and officers' insurance policies (but only to the extent of the coverage of such policy).

                 -- Dr. Elkins will release the Company and its subsidiaries from all claims he may have against them.

                 In addition, certain loans made by the Company to its senior executives will automatically be forgiven. As a result, the Company will incur a charge of approximately $70 million (of which approximately $10 million relates to loans to senior executives) in the quarter in which the agreement is approved by the Bankruptcy Court. None of such bonuses were accrued at June 30, 2000.

                 In July, the Bankruptcy Court approved payment of $10.94 million for retention bonuses for certain employees. The bonuses will be paid in three equal installments; August 2, 2000, February 2, 2001 and the date of emergence from Bankruptcy. None of such bonuses were accrued at June 30, 2000.

                 In January 2000, IHS ceased making rent and interest payments to Senior Housing Properties Trust (SNH) on various facilities. In conjunction with IHS' bankruptcy proceedings, the companies negotiated a settlement agreement, which was approved by the Bankruptcy Court on July 7, 2000 and effective July 1, 2000. The agreement cancelled IHS' lease and mortgage obligations to SNH. In addition, IHS conveyed nine nursing homes and one parcel of non-operating real property to SNH. As a result, SNH has obtained the operations of 42 facilities previously operated by IHS. The estimated net impact of this transaction will result in a reduction of debt of approximately $36.7 million, reduction of accounts payable and accrued expenses of approximately $8.1 million offset by a reduction of Property Plant and Equipment of $25.5 million and a reduction of accounts receivable and management fees of approximately $19.2 million. Therefore, the Company expects that no gain or loss will be recorded on this transaction.

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

                 On July 27, 2000, Joseph A. Bondi of the turnaround consulting firm of Alvarez & Marsal, Inc., was named as the Chief Restructuring Officer of the Company. In connection with this appointment, Robert N. Elkins, a founder of IHS, has agreed to step down as Chairman, CEO and President upon approval by the U.S. Bankruptcy Court for the District of Delaware of an agreement between Dr. Elkins and IHS. At such time, Mr. Bondi will be named as CEO.

                 If Dr. Elkins' agreement is approved by the Bankruptcy Court, Dr. Elkins will resign as an officer and director of the Company and surrender to the Company his equity interests in the Company, Dr. Elkins will become a consultant to the Company, and the Company will forgive the repayment of loans made to Dr. Elkins, make certain payments to Dr. Elkins and release Dr. Elkins from certain potential claims. In addition, certain loans made by the Company to its senior executives will automatically be forgiven. As a result, the Company will incur a charge of approximately $70 million (of which approximately $10 million relates to loans to senior executives) in the quarter in which the agreement is approved by the Bankruptcy Court. (See Note 10)


THREE MONTHS ENDED JUNE 30, 2000
COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

                 Total revenues for the three months ended June 30, 2000 decreased $3.1 million, or 0.50%, to $621.15 million from the comparable period in 1999. Such decrease was attributable to (i) a decrease of $14.36 million in inpatient service revenues from inpatient services in operations in both periods due to a decrease in the Company's rates and decreased demand for the Company's contract therapy services as a result of PPS, (ii) a decrease of $18.3 million in home respitory/infusion/DME revenues attributable to the infusion business sold in October 1999 and a decrease of $890,000 from home respiratory and DME revenues from service providers in operations in both periods, (iii) a decrease of $7.8 million from diagnostic services in operation in both periods and a (iv) a decrease of $500,000 from lithotripsy services in operation in both periods partially offset by revenues from (i) acquisitions of inpatient facilities subsequent to June 30, 1999 of $37.08 million and (ii) acquisitions of home respiratory and DME service providers, subsequent to June 30, 1999 of $1.67 million. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and reduced utilization of rehabilitation services to a far greater degree than the Company had expected.

                 Operating, general and administrative expense (including rent) increased $57.11 million, or 11.29%, in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Such increase was attributable to (i) expenses from inpatient facility acquisitions subsequent to June 30, 1999 of $33.71 million and an increase in expenses of $33.37 million from inpatient services in operations in both periods, (ii) expenses from home respiratory and DME service provider acquisitions subsequent to June 30, 1999 of $1.33 million and a $9.82 million increase in expenses from home respiratory and DME services in operation in both periods and (iii) an increase of $250,000 in expenses from lithotripsy service in both periods, partially offset by (i) a decrease in expenses of $16.87 million from the sale of the infusion business subsequent to June 30, 1999 and (ii) a $4.50 million decrease from diagnostic services in operation in both periods.

                 Depreciation and amortization of $47.36 million for the three months ended June 30, 2000 is comparable to $46.62 million for the same period in 1999.

                 Net interest expense decreased $63.41 million, or 85.40%, during the three months ended June 30, 2000. The decrease is due to the Company reporting interest under SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which allows interest expense to be reported only to the extent that it will be paid during the Chapter 11 proceeding or if it is probable that it will be an allowed (other than those paid pursuant to said authority) priority, secured or unsecured claim.

                 During the second quarter of 2000, the Company recorded a non-recurring charge of $6.5 million against a promissory note due from APS Enterprise Holding Company, which purchased the Company's infusion division in October 1999, due to the impact that Medicare reimbursement has had on the cash flows from operations of APS.

                 During  the  second  quarter  of  2000  the  Company   recorded
reorganization items of $8.19 million consisting primarily of costs related to the bankruptcy filing and financial reorganization. (See Note 2)

                 In 1999, the Company paid Federal taxes despite a loss due to the non-deductibility of certain amortization and other costs. In the second quarter of 2000, the Company recorded state income tax expense related to certain non-unitary subsidiaries of $2.5 million.

                 Net loss and loss per share for the three months ended June 30, 2000 were $16.94 million and $0.35 per share, respectively, compared to net loss and loss per share for the same period in 1999 of $4.63 million and $0.09 per share. Weighted average shares decreased from 51,455,647 in 1999 to 48,829,477 in 2000. In the second quarter of 1999 and 2000 no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to June 30, 1999, the Company issued an aggregate of 517,970 shares of Common Stock, in connection with a conversion of $16.89 million principal amount of 5 3/4% convertible subordinated debentures. Subsequent to June 30, 1999, the Company cancelled the issuance of 4,074,380 shares of treasury stock.


SIX MONTHS ENDED JUNE 30, 2000
COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

                 Total revenues for the six months ended June 30, 2000 increased $13.94 million, or 1.12%, to $1,258.43 million from the comparable period in 1999. Such increase was attributable to revenues from (i) acquisitions of inpatient facilities subsequent to June 30, 1999 of $84.54 million, and (ii) acquisitions of home respiratory and DME service providers subsequent to June 30, 1999 of $3.36 million partially offset by (i) a decrease of $27.79 million in inpatient service revenues from inpatient services in operations in both periods due to a decrease in the Company's rates and decreased demand for the Company's contract therapy services as a result of PPS, (ii) a decrease of $18.32 million in home respitory/infusion/DME revenues attributable to the infusion business sold in October 1999 and a decrease of $13.82 million from home respiratory and DME services in operation in both periods, (iii) a decrease of $13.15 million from diagnostic services in operations in both periods and a
(iv) a decrease of $881,000 from lithotripsy services in operations in both periods. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and reduced utilization of rehabilitation services to a far greater degree than the Company had expected.

                 Operating, general and administrative expense (including rent) increased $128.20 million, or 12.65%, in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Such increase was attributable to (i) inpatient facility acquisitions subsequent to June 30, 1999 of $71.50 million and an increase of $62.93 million from inpatient services in operation in both periods, (ii) home respiratory and DME service provider acquisitions subsequent to June 30, 1999 of $2.41 million and a $10.20 million increase from home respiratory and DME services in operation in both periods, and (iii) an increase of $2.24 million from lithotripsy services in operation in both periods, partially offset by (i) a decrease of $16.87 million from the sale of the infusion business subsequent to June 30, 1999 and (ii) a $4.21 million decrease from diagnostic services in operations in both periods.

                 Depreciation and amortization of $93.71 million for the six months ended June 30, 2000 is comparable to $92.99 million for the same period in 1999.

                 Net interest expense decreased $100.75 million, or 69.61%, during the six months ended June 30, 2000. The decrease is due to the Company reporting interest under SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which allows interest expense to be reported only to the extent that it will be paid during the Chapter 11 proceeding or if it is probable that it will be an allowed (other than those paid pursuant to such authority) priority, secured or unsecured claim. Of the $43.98 million interest expense reported at June 30, 2000, $27.40 million represents interest incurred up to February 2, 2000, the date of the Chapter 11 filing.

                 During the second quarter of 2000 the Company recorded a non-recurring charge of $6.5 million against a promissory note due from APS Enterprise Holding Company, which purchased the Company's Infusion Division in October 1999, due to the impact that Medicare reimbursement has had on the cash flows from operations of APS.

                 During the first six months of 2000 the Company recorded reorganization items of $12.91 million consisting primarily of costs related to the bankruptcy filing and financial reorganization. (See Note 2)

                 In 1999, the Company paid Federal taxes despite a loss due to the non-deductibility of certain amortization and other costs. In the first half of 2000, the Company recorded state income tax expense related to certain non-unitary subsidiaries of $5.00 million.

                 Net loss and loss per share for the first six months of 2000 were $45.17 million and $0.93 per share, respectively, compared to net loss and loss per share for 1999 of $11.22 million and $0.22 per share. Weighted average shares decreased from 51,523,079 in 1999 to 48,740,749 in 2000. In the first six months of 1999 and 2000 no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to June 30, 1999, the Company issued an aggregate of 517,970 shares of Common Stock in connection with a conversion of $16.89 million principal amount of 5 3/4% convertible subordinated debentures. Subsequent to June 30, 1999, the Company cancelled the issuance of 4,074,380 shares of treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     On February 3, 2000, the Company entered into a revolving credit agreement with Citicorp USA, Inc. and other lenders to provide the Company with up to $300 million in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable (other than Medicaid accounts receivable), (ii) the lesser of $40 million or 85% of eligible Medicaid accounts receivable, (iii) the lesser of $25 million and 40% of the orderly liquidation value of eligible real estate, (iv) 100% of cash and 95% of cash equivalents on deposit or held in the Citibank collateral account and (v) the adjusted earnings before interest, taxes, amortization and depreciation ("EBITDA") of RoTech for the two most recent fiscal quarters up to a maximum of $100 million. The DIP Financing Agreement significantly limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, and to merge or consolidate with any other person. The obligations of the Company under the DIP Financing Agreement are jointly and severally guaranteed by each of the Company's filing subsidiaries (the "Filing Subsidiaries"). Pursuant to the agreement, the Company and each of its Filing Subsidiaries have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other exceptions as described in the DIP Financing Agreement) in all of the Company's assets including, but not limited to, all accounts, chattel paper, contracts and documents, equipment, inventory, intangibles, real property, bank accounts and investment property. On March 6, 2000, the Bankruptcy Court granted final approval of the DIP Financing Agreement. As of June 30, 2000, no amounts were outstanding under the DIP Financing Agreement, however, at that date $1.24 million was outstanding under the LC subfacility. The DIP Financing Agreement matures on March 6, 2002.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are enjoined and certain other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization to be voted upon by all impaired classes of creditors and approved by the Bankruptcy Court.

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

     A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

Long-term debt:
   Revolving credit and term loan                                   $ 2,093,789
   Senior subordinated notes                                          1,090,737
   Convertible  denbentures                                             127,752
   Amounts due under HCFA Agreement                                     136,454
   Promissory notes and other                                            29,788
                                                                    -----------
                                                                      3,478,520
                                                                    -----------

Accounts payable                                                        141,794
Accrued liabilities:
   Interest                                                             124,307
   Other                                                                 39,500
                                                                    -----------
                                                                        163,807
                                                                    -----------
                                                                    $ 3,784,121
                                                                    -----------

     At June 30, 2000, the Company had working capital of $603.93 million as compared with a net working capital deficit of $3.06 billion at December 31, 1999 primarily because most current liabilities at December 31, 1999 (which included substantially all of the Company's debt obligations) are now classified as liabilities subject to compromise. There are no material capital commitments for capital expenditures as of the date of this filing. Patient accounts receivable and third-party payor settlements receivable decreased $25.01 million to $557.54 million at June 30, 2000, as compared to $582.55 million at December 31, 1999. Gross patient accounts receivable were $656.24 million at June 30, 2000 as compared with $693.61 million at December 31, 1999. Net third-party payor settlements receivable from Federal and state governments (i.e., Medicare and Medicaid cost reports) were $73.51 million at June 30, 2000 as compared to $53.39 million at December 31, 1999.

     The Company has outstanding $496.7 million aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2008 (the "9 1/4% Senior Notes"), $450 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Senior Notes"), $144.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "10 1/4% Senior Subordinated Notes"), $37,000 aggregate principal amount of other senior subordinated notes and $127.75 million aggregate principal amount of convertible subordinated debentures. The indentures under which the 10 1/4% Senior Notes, the 9 1/2% Senior Notes and the 9 1/4% Senior Notes were issued contain certain covenants, including, but not limited to, covenants with respect to the following matters:
(i) limitations on additional indebtedness unless certain ratios are met; (ii) limitations on other subordinated debt; (iii) limitations on liens; (iv) limitations on the issuance of preferred stock by IHS' subsidiaries; (v) limitations on transactions with affiliates; (vi) limitations on certain payments, including dividends; (vii) application of the proceeds of certain asset sales; (viii) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of IHS to another person; and (ix) limitations on investments and loans. The Company is in default under these indentures.

     On September 15, 1997, the Company entered into a $1.75 billion revolving credit and term loan facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility") to replace its existing $700 million revolving credit facility. The New Credit Facility consisted of a $750 million term loan facility (the "Term Facility") and a $1 billion revolving credit facility, including a $100 million letter of credit subfacility and a $10 million swing line subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on September 17, 1997, was to mature on September 30,
2004.  As of June 30,  2000,  $736.9  million  was   outstanding  and was to be
amortized as follows: each of 1999 (as to which three of the four payments were made), 2000, 2001 and 2002 -- $7.5 million (payable in equal quarterly installments); 2003 -- $337.5 million (payable in equal quarterly installments); and 2004 -- $375.0 million (payable in equal quarterly installments). Any unpaid balance will be due on the maturity date. The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between one and three-quarters percent or two percent (depending on the ratio of the Company's Debt (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one-half percent or three quarters percent (depending on the Debt/EBITDAR Ratio).

     In connection with the acquisition of certain businesses from HEALTHSOUTH Corporation, IHS and the lenders under the New Credit Facility amended the New Credit Facility to provide for an additional $400 million term loan facility (the "Additional Term Facility") to finance a portion of the purchase price for the acquisition and to amend certain covenants to permit the consummation of the acquisition. The Additional Term Facility, which was borrowed at the closing of the acquisition, matures on December 31, 2005. As of June 30, 2000, $393 million was oustanding and was to be amortized as follows: each of 1999 (as to which three of the four payments were made), 2000, 2001, 2002 and 2003 -- $4 million (payable in equal quarterly installment's); 2004 -- $176 million (payable in equal quarterly installments); and 2005 -- $200 million (payable in equal quarterly installments). The Additional Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) two and one quarter percent or two and one half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one percent or one and one-quarter percent (depending on the Debt/EBITDAR Ratio).

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

     The New Credit Facility limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, and to merge or consolidate with any other person and prohibits the repurchase of Common Stock. In addition, the New Credit Facility requires that IHS meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments under the facility, if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins, IHS' Chairman and Chief Executive Officer, or a group managed by Dr. Elkins, owns more than 40% of IHS' stock. The New Credit Facility is guaranteed by all of IHS' subsidiaries (other than inactive subsidiaries) and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries. The Company is in default under the New Credit Facility. As a result of the Company's bankruptcy filing, the Company is no longer able to make any borowings under the New Credit Facility.

     Net cash provided by operating activities of continuing operations before reorganization items for the six months ended June 30, 2000, was $100.23 million as compared to $40.94 million for the comparable period in 1999. Cash provided by operating activities in the first six months of 2000 increased compared to the comparable period in 1999 primarily because of an increase in accounts payable and accrued expenses and a decrease in accounts receivable and third party payor settlements, net partially offset by an increase primarily from management fees, supplies, inventory, prepaid expenses and other current assets. As of June 30, 2000, Lyric has had a dramatic decrease in its ability to borrow from its revolving line of credit and has accelerated payment terms with many of its vendors. As a result, IHS has not received payment for management fees or other costs paid by IHS on Lyric's behalf (i.e. health and workers' compensation insurance) for the year 2000. IHS is working with Lyric management and the lender to negotiate extending the line of credit. The Company will continue to evaluate its investment in Lyric on an ongoing basis and Lyric's ability to fund cash flows from operations. In addition, Medicare reimbursement has had a negative impact on the cash flows of the Preferred Care management contract and its ability to pay management fees of approximately $4.0 million at June 30, 2000. The Company will continue to evaluate the contract.

     Net cash used by financing activities was $10.32 million for the six month period in 2000 as compared to $35.18 million provided by financing activities for the comparable period in 1999. In 2000, the Company incurred costs of obtaining the DIP financing discussed above and made repayments on certain debt of $4.95 million. In 1999, the Company received net proceeds from long-term borrowings of $318.27 million and made repayments on certain debt of $250.78 million. During the six months ended June 30, 1999, the Company repurchased 3.6 million shares of its stock for approximately $24.04 million.

     Net cash used by investing activities was $74.15 million for the six month period ended June 30, 2000 as compared to $48.01 million used by investing activities for the six month period ended June 30, 1999. Cash used for the acquisition of facilities and ancillary company acquisitions was $43.88 million for the first six months of 1999; the Company made no acquisitions in the first six months of 2000. Cash used for the purchase of property, plant and equipment was $59.63 million in 2000 and $112.54 million in 1999. In the first six months of 1999, the Company received $114.3 million related to the transfer of 32 long-term care facilities to Monarch LP (See Note 4). Also during the first six months of 1999, the Company sold its discontinued home nursing segment for approximately $26.0 million. The net proceeds from such sales were used to repay debt outstanding under the revolving credit facility and other corporate purposes, including acquisitions.

     As a result of the implementation of a prospective payment system for home nursing beginning with cost report periods beginning on or after October 1, 1999, contingent payments in respect of the acquisition of First American Health Care of Georgia, Inc. in October 1996, aggregating $155 million, became payable over five years beginning in 2000. The present value of such payments at June 30, 2000 is $136.45 million and is recorded on the balance sheet under the caption liabilities subject to compromise. At December 31, 1999 the present value of such payments was $131.65 million and was recorded on the balance sheet under the caption other long term liabilities.

                  IHS' contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $104.5 million as of June 30, 2000. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $24.2 million at June 30, 2000 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $69.6 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating leases aggregating approximately $931.74 million at June 30, 2000.

Item 6.          -       Exhibits and Reports on Form 8-K
                         --------------------------------

(a)      Exhibits       10.1      Agreement  between  Robert  N.   Elkins    and
                                  Integrated Health Services, Inc. (incorporated
                                  by reference to  the  Company's Current Report
                                  on Form 8-k dated July 27, 2000)
                        10.2      Indemnification Agreement between Alvarez  and
                                  Marsal, Joseph A. Bondi and Integrated  Health
                                  Services, Inc.  (incorporated  by reference to
                                  the Company's Current Report on Form 8-k dated
                                  July 27, 2000)
                        10.3      Engagement   Agreement   between  Alvarez  and
                                  Marsal, Inc., Joseph A. Bondi  and  Integrated
                                  Health   Services,   Inc.   (incorporated   by
                                  reference to  the Company's Current Report  on
                                  Form 8-k dated July 27, 2000)
                        27        Financial Data Schedule

(b)      Reports on Form 8-K

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


Date:  August 14, 2000