Form 10-Q
period 2000-09-30
INTEGRATED HEALTH SERVICES INC
filed 2000-12-13
CIK 785814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             September 30, 2000
                     ------------------------------------------

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

                                             [ X ] Yes     [   ] No

Number of shares of common stock of the registrant outstanding as of November 9, 2000: 48,113,039 shares.

                        INTEGRATED HEALTH SERVICES, INC.

                                      INDEX





                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  - Condensed Financial Statements -

         Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999                                      3

         Consolidated Statements of Operations
           for the three and nine months ended September 30, 2000
           and 1999                                                                      4

         Consolidated Statement of Changes in
           Stockholders' Equity for the nine
           months ended September 30, 2000                                               5

         Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2000
           and 1999                                                                      6

         Notes to Consolidated Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                          13

PART II: OTHER INFORMATION

Item 6   Exhibits and Report on Form 8-K                                                18


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                                      2000                  1999
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)
        Assets
Current Assets:
        Cash and cash equivalents                                                                 $     26,246          $    21,627
        Temporary investments                                                                           78,550               39,321
        Patient accounts and third-party payor settlements
          receivable, less allowance for doubtful receivables of $189,884
          at September 30, 2000 and $164,449 at December 31, 1999                                      497,525              582,547
        Inventories, prepaid expenses and other current assets                                          88,333               66,884
        Income tax receivable                                                                            9,983               20,018
                                                                                                  ------------          -----------
               Total current assets                                                                    700,637              730,397
                                                                                                  ------------          -----------

Property, plant and equipment, net                                                                   1,135,717            1,164,677
Intangible assets                                                                                    1,302,403            1,353,920
Other assets                                                                                           109,519              130,086
                                                                                                  ------------          -----------

               Total assets                                                                       $  3,248,276          $ 3,379,080
                                                                                                  ============          ===========

        Liabilities and Stockholders' Equity
Current Liabilities not subject to compromise--
        Current maturities of long-term debt                                                      $     10,357          $ 3,369,244
        Accounts payable and accrued expenses                                                           98,002              416,582
                                                                                                  ------------          -----------
               Total current liabilities                                                               108,359            3,785,826
                                                                                                  ------------          -----------
Long-term debt not subject to compromise--
        Mortgages and other long term debt, less current maturities                                    274,775              318,271

Other long-term liabilities                                                                             11,150              166,164
Liabilities subject to compromise (note 2)                                                           3,791,239                  --
Deferred gain on sale-leaseback transactions                                                             3,333                3,871
Deferred income tax payable                                                                             42,029               42,023
Stockholders' equity (deficit):
        Preferred stock, authorized 15,000,000 shares; no shares issued
          and outstanding                                                                                   --                   --
        Common stock, $0.001 par value.  Authorized 150,000,000 shares;
          issued 53,693,568 at September 30, 2000 and 53,175,598 shares at
          December 31, 1999 (including 4,868,300 treasury shares at
          September 30, 2000 and December 31, 1999)                                                         53                   53
        Additional paid-in capital                                                                   1,392,260            1,374,546
        Deficit                                                                                     (2,325,658)          (2,262,410)
        Treasury stock, at cost (4,868,300 shares at September 30, 2000 and
          December 31, 1999)                                                                           (49,264)             (49,264)
                                                                                                  ------------          -----------

               Net stockholders' equity (deficit)                                                     (982,609)            (937,075)
                                                                                                  ------------          -----------

               Total liabilities and stockholders' equity (deficit)                               $  3,248,276          $ 3,379,080
                                                                                                  ============          ===========

              See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)


                                                                                  Three Months Ended          Nine Months Ended
                                                                                     September 30,              September 30,
                                                                                  2000           1999       2000          1999
                                                                                ---------     ---------   -------     ----------
Total revenues                                                                 $  579,150   $   659,900  $ 1,837,580  $ 1,904,386
                                                                               ----------   -----------  -----------  -----------
Costs and expenses:
     Operating, general and administrative (including rent)                       526,678       571,500    1,668,432    1,585,058
     Depreciation and amortization                                                 47,696        46,718      141,410      139,709
     Interest, net (excluding post petition contractual interest of
       $70,299 and $185,406 for the three and nine months ended
        September 30, 2000)                                                         9,476        78,968       53,459      223,705
     Loss on impairment of long-lived assets and other non-recurring charges           --     1,778,332        6,500    1,778,332
                                                                               ----------   -----------  -----------  -----------
          Total costs and expenses                                                583,850     2,475,518    1,896,801    3,726,804
                                                                               ----------   -----------  -----------  -----------
          Loss before equity in earnings of affiliates, reorganization items
           and income taxes                                                        (4,700)   (1,815,618)     (32,221)  (1,822,418)
Equity in earnings (loss)of affiliates                                             (1,106)           --         (841)       1,345
                                                                               ----------   -----------  -----------  -----------
  Loss before reorganization items and income taxes                                (5,806)   (1,815,618)     (33,062)  (1,821,073)

Reorganization items (note 10)                                                      9,777            --       22,686           --
                                                                               ----------   -----------  -----------  -----------
          Loss before income taxes                                                (15,583)   (1,815,618)     (55,748)  (1,821,073)
Federal and state income taxes                                                      2,500         4,000        7,500        9,764
                                                                               ----------   -----------  -----------  -----------
          Net loss                                                             $  (18,083)  $(1,819,618) $   (63,248) $(1,830,837)
                                                                               ==========   ===========  ===========  ===========
Per Common Share - Basic:
          Net loss                                                             $    (0.37)  $    (37.64) $     (1.30) $    (36.40)
                                                                               ==========   ===========  ===========  ===========
Per Common Share - Diluted:
          Net loss                                                             $    (0.37)  $    (37.64) $     (1.30) $    (36.40)
                                                                               ==========   ===========  ===========  ===========
       See accompanying Notes to Consolidated Financial Statements


                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                         ADDITIONAL
                                                             COMMON       PAID-IN                        TREASURY
                                                              STOCK       CAPITAL          DEFICIT         STOCK          TOTAL
                                                         -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                             $       53      1,374,546       (2,262,410)      (49,264)       (937,075)

Amortization of deferred employee stock compensation.            --            828               --            --             828

Insuance of 517,970 shares of common stock
in connection with the conversion of
5 3/4% convertible subordinated debentures                       --         16,886               --            --          16,886


Net Loss                                                         --             --          (63,248)           --         (63,248)
                                                         -------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2000                            $       53      1,392,260       (2,325,658)      (49,264)       (982,609)
                                                         =========================================================================

       See accompanying Notes to Consolidated Financial Statements

                INTEGRATED HEALTH SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                                                            NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                     ------------------------------
                                                                                                       2000                 1999
                                                                                                     ---------            ---------
Cash flows from operating activities:
    Net loss                                                                                         $(63,248)          $(1,830,837)
    Adjustments to reconcile net loss to net
          cash provided (used) by operating activities:
          Non-recurring charges                                                                         6,500             1,778,332
          Results from joint ventures                                                                     841                (1,198)
          Depreciation and amortization                                                               141,410               139,709
          Deferred income taxes and other non-cash items                                                2,766                (1,213)
          Amortization of gain on sale-leaseback transactions                                            (538)                 (572)
          Decrease in patient accounts and third-party
             payor settlements receivable, net                                                         68,728                20,551
          Increase in supplies, inventory, prepaid
             expenses and other current assets                                                        (33,774)              (12,437)
          Increase (decrease) in accounts payable and accrued expenses                                 23,012              (130,229)
          Decrease in income taxes receivable                                                          10,035                16,382
                                                                                                     --------             ---------

             Net cash provided (used) by operating activities of
               continuing operations before reorganization items                                      155,732               (21,512)
                                                                                                     --------             ---------
             Net cash used by discontinued operations                                                      --               (17,669)
                                                                                                     --------             ---------
             Net cash used by reorganization items                                                    (20,742)                   --
                                                                                                     --------             ---------
Cash flows from financing activities:
    Proceeds from issuance of capital stock, net                                                           --                   759
    Proceeds from long-term borrowings                                                                     --               457,198
    Repayment of long-term debt                                                                        (5,905)             (293,659)
    Deferred financing costs                                                                           (5,370)               (9,027)
    Purchase of treasury stock                                                                             --               (24,041)
                                                                                                     --------             ---------

             Net cash provided (used) by financing activities                                         (11,275)              131,230
                                                                                                     --------             ---------

Cash flows from investing activities:
    Sale of temporary investments                                                                     541,991               292,236
    Purchase of temporary investments                                                                (581,220)             (330,644)
    Business acquisitions                                                                                  --               (40,055)
    Purchase of property, plant and equipment                                                         (87,333)             (129,652)
    Disposition of assets (Notes 4 and 8)                                                               1,521               141,537
    Other assets                                                                                        5,945               (36,792)
                                                                                                     --------             ---------

             Net cash used by investing activities                                                   (119,096)             (103,370)
                                                                                                     --------             ---------

             Increase (decrease) in cash and cash equivalents                                           4,619               (11,321)

Cash and cash equivalents, beginning of period                                                         21,627                31,391
                                                                                                     --------             ---------

Cash and cash equivalents, end of period                                                             $ 26,246             $  20,070
                                                                                                     ========             =========


           See accompanying Notes to Consolidated Financial Statements

                                      NOTES
                                       TO
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                 The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by Integrated Health Services, Inc. ("IHS" or the "Company"), refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and all adjustments pursuant to the adoption in February 2000 of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

                 In connection with the Chapter 11 filings, the Company obtained a commitment for $300 million in debtor-in-possession financing (the "DIP Facility") from a group of banks led by Citicorp
                 U.S.A., N.A. As of September 30, 2000, no amounts are outstanding under the DIP Facility. However, at that date $1.24 million was outstanding under a letter of credit subfacility ("LC Subfacility").

                 Substantially all of the Company's pre-petition short and long term debt at September 30, 2000 is in default of the terms of the applicable loan agreements and is subject to compromise under the reorganization process. For financial reporting purposes, the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2000 have been prepared in accordance with SOP 90-7. Pursuant to SOP 90-7, the Company has reported liabilities subject to compromise at September 30, 2000.

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

                 A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 filings follows (in thousands):

Long-term debt:
   Revolving credit and term loan                                   $ 2,093,789
   Senior subordinated notes                                          1,090,737
   Convertible  denbentures                                             127,752
   Amounts due under HCFA Agreement                                     138,054
   Promissory notes and other                                            27,573
                                                                    -----------
                                                                      3,477,905
                                                                    -----------

Accounts payable                                                        152,356
Accrued liabilities:
   Interest                                                             121,478
   Other                                                                 39,500
                                                                    -----------
                                                                        160,978
                                                                    -----------
                                                                    $ 3,791,239
                                                                    -----------

                 Additional claims may be or have been asserted with respect to various obligations. The last day on which these claims may be filed against the Company, with certain exceptions, was August 29, 2000. These claims will be analyzed as part of the claims reconciliation process and, if allowed, ultimately treated in accordance with any plan of reorganization.

NOTE 3: LOSS PER SHARE

                 Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the applicable period.

                 For the three and nine months ended September 30, 1999 and 2000, no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. The weighted average number of common shares is 50,295,753 and 48,785,443 for the nine months ended September 30, 1999 and 2000, respectively. The weighted average number of common shares is 48,345,387 and 48,875,308 for the three months ended September 30, 1999 and 2000, respectively.

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

                 As of September 30, 2000, Lyric's ability to borrow under its revolving line of credit has been significantly restricted and its vendors have imposed accelerated payment terms. As a result, IHS has not received payment for management fees or other costs paid by IHS on Lyric's behalf (i.e., health and workers' compensation insurance) of approximately $22.9 million for the nine months ended September 30, 2000. The Company discontinued revenue recognition on management fees from Lyric effective July 01, 2000, accordingly fees of $3.3 million were not recognized in the third quarter. IHS is working with Lyric management and the lender to increase Lyric's availability under the line of credit. The Company will continue to evaluate its investment in Lyric and Lyric's ability to fund cash flows from operations on an ongoing basis.

 NOTE 5:         CREDIT FACILITY AMENDMENT

                 The Company's Credit Facility, as amended, provides for the following:

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

                 As a result of the Company's bankruptcy filing (see note 2 above) the Company is no longer able to make any borrowings under the credit facility and interest has been suspended.

 NOTE 6:         DEBTOR-IN-POSSESSION FINANCING

                 On February 2, 2000, the Company and substantially all of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. SS 101, et seq. (the "Bankruptcy Code"). The Company's need to seek relief afforded by the Bankruptcy Code was due, in part, to the significant financial pressure created by the Balanced Budget Act of 1997 and its implementation.

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

                 The DIP Facility also provides for a letter of credit subfacility ("LC Subfacility"). The LC Subfacility provides for the issuance of one or more letters of credit subject to certain conditions as set forth in the DIP Facility. At September 30, 2000 $1.24 million was outstanding under the LC Subfacility.

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


                                                         THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                          HOME
                                                         INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                          SERVICES         DME           SERVICES        SERVICES      CONSOLIDATED
                                                          --------     ------------      --------        --------      ------------
                                                                                 (DOLLARS IN THOUSANDS)

Revenues                                              $  400,108       $  147,332        $16,415         $15,295       $  579,150
Operating, general and administrative
expenses (including rent)                                386,843          113,591         15,712          10,532          526,678
                                                       ---------        ---------         ------          ------        ---------
Earnings from continuing operations
before non-recurring charges,  reorganization items,
equity in earnings of affiliates, interest, taxes,
depreciation and amortization                         $   13,265       $   33,741        $   703         $ 4,763       $   52,472
                                                       =========        =========         ======          ======        =========


                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                          HOME
                                                         INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                          SERVICES         DME           SERVICES        SERVICES      CONSOLIDATED
                                                          --------     ------------      --------        --------      ------------
                                                                                 (DOLLARS IN THOUSANDS)
Revenues                                              $1,293,516       $  443,084        $57,121         $43,859       $1,837,580
Operating, general and administrative
expenses (including rent)                              1,238,123          345,819         54,606          29,884        1,668,432
                                                       ---------          -------         ------          ------        ---------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                         $   55,393       $   97,265        $ 2,515         $13,975       $  169,148
                                                       =========          =======         ======          ======        =========

Total Assets at end of period                         $1,848,813       $1,260,816        $48,513         $90,134       $3,248,276
                                                       =========        =========         ======          ======        =========

                                                          THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES      CONSOLIDATED
                                                           --------     ------------      --------        --------      ------------
                                                                                  (DOLLARS IN THOUSANDS)

Revenues                                                  $  461,067      $  162,414      $   20,928      $   15,491      $ 659,900
Operating, general and administrative
expenses (including rent)                                    416,713         126,125          20,050           8,612        571,500
                                                          ----------      ----------      ----------      ----------      ----------
Earnings from continuing operations
before non-recurring charges,  reorganization items,
equity in earnings of affiliates, interest, taxes,
depreciation and amortization                             $   44,354      $   36,289      $      878      $    6,879      $   88,400
                                                          ----------      ----------      ----------      ----------      ----------


                                                           NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                           HOME
                                                          INPATIENT     RESPIRATORY/     DIAGNOSTIC     LITHOTRIPSY
                                                           SERVICES     INFUSION/DME      SERVICES        SERVICES      CONSOLIDATED
                                                           --------     ------------      --------        --------      ------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues                                                  $1,298,222      $  492,585      $   68,643      $   44,936      $1,904,386
Operating, general and administrative
expenses (including rent)                                  1,135,224         367,390          57,215          25,229       1,585,058
                                                          ----------      ----------      ----------      ----------      ----------
Earnings from continuing operations
before non-recurring charges, equity in
earnings of affiliates, interest, taxes,
depreciation and amortization                             $  162,998      $  125,195      $   11,428      $   19,707      $  319,328
                                                          ==========      ==========      ==========      ==========      ==========

Total Assets at end of period                             $1,992,599      $1,301,558      $   95,549      $  205,908      $3,595,614
                                                          ==========      ==========      ==========      ==========      ==========

                 There are no material  inter-segment  revenues or  receivables.
                 Sources of Revenues are summarized as follows:
                                               Private pay   Government programs
                                               -----------   -------------------
                 Three months ended 9/30/99      40.3%            59.7%
                 Three months ended 9/30/00      38.7%            61.3%
                 Nine months ended 9/30/99       40.3%            59.7%
                 Nine months ended 9/30/00       39.5%            60.5%

                 The Company does not evaluate its operations on a geographic basis.

NOTE 8:          DISPOSITION OF ASSETS

                 During the nine months ended September 30, 2000, the Company terminated the lease agreements of 4 long-term care facilities while retaining the working capital. There was no gain or loss recorded on these transactions. However, as a result of the transactions the Company will lose control of the collection process for the retained accounts receivable. The Company has evaluated the collectibility of the retained accounts receivable and has recorded a loss on the disposal of assets of $4.9 million.

                 During 2000 IHS ceased making rent and and interest payments to Senior Housing Properties Trust (SNH) with respect to 23 facilities. Under a settlement agreement, which was approved by the Bankruptcy Court on July 7, 2000 and effective as of July 1, 2000, IHS cancelled leases for 23 facilities and management agreements for 3 facilities, conveyed its right, title and interest in 20 owned facilities (of which 11 were encumbered by mortgages aggregating $17.9 million) and conveyed a leasehold interest in one facility. In addition, a mortgage in the amount of $19.1 million encumbering one facility retained by IHS was cancelled.

                 The net proceeds on the transaction were $33.5 million, representing the mortgages cancelled of $37.0 million and unpaid rent and mortgage interest due to SNH of $7.9 million, reduced by unpaid management fees due to IHS of $11.4 million. Costs of the transaction included $25.5 million representing the net carrying amount of property, plant and equipment conveyed and $8.0 million representing a provision for additional losses estimated to be incurred on the collection of facility patient receivables retained by IHS. In addition, the Company wrote-off the net carrying amount of the unfavorable lease liability of $21.2 million associated with this transaction.

                 In addition, the Company recorded a provision for loss on the disposition of the Preferred Care Contract of $15.8 million in the third quarter (see note 11).

                 In addition, the Company sold the corporate airplane hangar for $1,100,000 and other property and equipment for $421,000. No gain or loss resulted from these transactions.

NOTE 9:          NON-RECURRING CHARGE

                 During the second quarter of 2000, the Company recorded a non-recurring charge of $6.5 million, representing a provision against a promissory note due from APS Enterprise Holding Company, which purchased the Company's infusion division in October 1999, due to the impact that Medicare reimbursement has had on the cash flows from operations of APS.

NOTE 10:         REORGANIZATION ITEMS

                 A summary of the principal categories of reorganization items follows:

Reorganization Items:
   Legal, accounting and consulting fees                            $    13,217
   Retention Bonuses                                                      2,255
   Severance costs and other                                              9,321
   Interest Income                                                       (2,107)
                                                                    -----------
                                                                    $    22,686
                                                                    ===========

On July 26, 2000 the Bankruptcy Court approved the separation agreement with Stephen P. Griggs, President of RoTech Medical Corporation, a wholly owned subsidiary of IHS. IHS has agreed to pay to Mr. Griggs $3 million in the following manner: $1 million which was paid in September 2000, and $2 million will be paid in equal monthly installments over a period of three years. The agreement imposes upon Mr. Griggs various post termination obligations, including non-compete, non-solicitation and confidentiality requirements. Mr. Griggs also waived all claims against IHS and relinquished his restricted stock rights in IHS under his pre-petition agreements with the Company. In addition, the Company paid $2.0 million in severance costs to other employees.


In July, the Bankruptcy Court approved payment of $10.94 million for retention bonuses for certain employees. The bonuses will be paid in three equal installments. The first payment was made by the Company on August 2, 2000. The remaining two payments will be made on February 2, 2001 and the date of emergence from Bankruptcy. None of such unpaid bonuses were accrued at September 30, 2000.

On July 27, 2000, Joseph A. Bondi of the turnaround consulting firm of Alvarez & Marsal, Inc., was named as the Chief Restructuring Officer of the Company. In connection with this appointment, Robert N. Elkins, a founder of IHS, has agreed to step down as Chairman, CEO and President upon the closing of the transaction contemplated by an agreement between Dr. Elkins and IHS. The agreement is subject to approval by the bankruptcy court. At such time, Mr. Bondi will be named as CEO.

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

                 -- Dr. Elkins will become a consultant to the Company for one year

                 -- The Company will pay Dr. Elkins $1.49 million at closing

                 -- Dr. Elkins will not, for a period of three years, compete with the Company (although he is permitted to continue in his activities with Monarch LP) and will not solicit the Company's employees and will hold trade secrets in confidence.

                 -- All outstanding principal and accrued interest on loans made by the Company to Dr. Elkins to allow him, among other things, to purchase stock, exercise options and pay taxes associated with option exercises, which unamortized balance aggregated approximately $25.8 million at September 30, 2000, will be forgiven, and the Company will pay to the appropriate tax authorities for the account of Dr. Elkins an amount equal to it's federal tax liability for withholding taxes that arises as a result of the forgiveness of the loans.

                 -- The Company and its subsidiaries will release Dr. Elkins his family and certain other entities from all claims they may have against such parties, other than claims giving rise to a loss from wrongful acts defined in the Company's director and officers' insurance policies (but only to the extent of the coverage of such policy), conduct constituting criminal fraud and Elkins' obligations under the agreement.

                 -- Dr. Elkins and the other released parties will release the Company and its subsidiaries from all claims they may have against them.

                 The Company will obtain an option to acquire Elkins' interest in Monarch for $1.

In addition, certain loans made by the Company to its senior executives will automatically be forgiven. As a result, the Company will incur a charge of approximately $58 million (of which approximately $10 million relates to loans to senior executives) in the quarter in which the agreement is approved by the Bankruptcy Court.

NOTE 11:         Subsequent Events

                 On October 31, 2000 the Company canceled 715,296 shares of stock which had been issued to former employees. These shares are designated as treasury shares.

                 On November 6, 2000, the Bankruptcy Court approved the agreement with Huff Entities to terminate the management agreement between the two parties, pursuant to which the Company manages 6 facilities. Under the agreement, the Company will receive $3.6 million to satisfy outstanding management fees and other receivables due to the Company. The Company has historically derived approximately $265,000 in management fee revenue from this contract. No gain or loss is expected to be recorded on this transaction.

                 Effective December 1, 2000, the Company terminated 9 (of the original 13) facility management contracts with Preferred Care Inc. The Company has historically derived approximately $340,000 in management fee revenue from these facilities. Under the agreement, the Company will not be reimbursed for past due management fees. Therefore, the Company has recorded a $4.3 million provision against management fee receivables. In addition the Company recorded a $11.5 million provision against the Preferred Care purchase option deposit.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

                 Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook and future economic performance; reorganization under the bankruptcy laws; anticipated profitability, revenues, expenses or other financial items; and business segment growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's bankruptcy filing, substantial indebtedness, growth strategy, capital requirements and recent acquisitions as well as the Company's ability to operate profitably under the newly implemented Medicare Prospective Payment System ("PPS"), competition, government regulation, general economic conditions and the other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1999.

                 The Company's 1999 and 2000 results of operations have been substantially affected by the implementation of the prospective payment system ("PPS") for Medicare skilled nursing facilities, which was completed for IHS' facilities on June 1, 1999. The per diem reimbursement rates under PPS were significantly lower than anticipated by the industry, and generally have been less than the amount the Company's facilities received on a daily basis under cost-based reimbursement. Moreover, since IHS treats a greater volume of higher acuity patients than many nursing facilities, IHS has also been adversely affected because the federally established per diem rates do not adequately compensate the Company for the additional expenses of caring for such patients. In addition, the implementation of PPS has resulted in a greater than expected decline in demand for the Company's contract therapy services.

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

                 IHS has four primary reportable  segments:  inpatient services, home respiratory/infusion/DME, diagnostic services and lithotripsy services. The inpatient services segment includes: (a) inpatient facilities which provide basic medical services primarily on an inpatient basis at skilled nursing facilities, as well as hospice services, (b) contract services that provide specialty medical services (e.g., rehabilitation and respiratory services), primarily on an inpatient basis at skilled nursing facilities, (c) contracted services that provide specialty medical services under contract to other healthcare providers, and (d) management of skilled nursing facilities owned by third parties. The home respiratory/infusion/DME segment provides respiratory and infusion therapy, as well as the sale and/or rental of home medical equipment. The Company sold its infusion business in October 1999. The diagnostic services segment provides mobile x-ray and electrocardiogram services on an inpatient basis at skilled nursing facilities. The lithotripsy services segment provides lithotripsy, a non-invasive technique that uses shock waves to disintegrate kidney stones, primarily on an outpatient basis. Certain services with similar economic characteristics have been aggregated pursuant to SFAS No.
131. No other individual business segment exceeds the 10% quantitative thresholds of SFAS No. 131.

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

                 If Dr. Elkins' agreement is approved by the Bankruptcy Court, Dr. Elkins will resign as an officer and director of the Company and surrender to the Company his equity interests in the Company, Dr. Elkins will become a consultant to the Company, and the Company will forgive the repayment of loans made to Dr. Elkins, make certain payments to Dr. Elkins and release Dr. Elkins from certain potential claims. In addition, certain loans made by the Company to its senior executives will automatically be forgiven. As a result, the Company will incur a charge of approximately $58 million (of which approximately $10 million relates to loans to senior executives) in the quarter in which the agreement is approved by the Bankruptcy Court. (See Note 10)


THREE MONTHS ENDED SEPTEMBER 30, 2000
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

                 Total  revenues for the three months ended  September  30, 2000 decreased $80.75 million, or 12.24%, to $579.15 million from the comparable period in 1999. Such decrease was attributable to (i) a decrease of $34.47 million in inpatient service revenues from inpatient services in operations in both periods due to a decline in occupancy rates and a decrease in average daily inpatient service rates, a decrease in management fees (see note 4), and the loss of contract therapy service contracts, partially offset by a full quarter of revenues from a third quarter 1999 acquisition, (ii) a decrease of $26.48 million in inpatient revenues resulting from the settlement agreement with Senior Housing Properties Trust (SNH), whereby the Company conveyed the operations of 47 facilities previously operated by IHS, (iii) a decrease of $14.46 million in home respiratory/infusion/DME revenues attributable to the infusion business sold in October 1999 and a decrease of $636,000 in home respiratory and DME revenues from services in operations in both periods, (iv) a decrease of $4.51 million from diagnostic services in operations in both periods and (v) a decrease of $196,000 from lithotripsy services in operation in both periods. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and reduced utilization of rehabilitation services to a far greater degree than the Company had expected.

                 Operating, general and administrative expense (including rent) decreased $44.82 million, or 7.84%, in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Such decrease was attributable to (i) a decrease in expenses of $3.84 million from inpatient services in operations in both periods primarily due to a reduction in staffing and a decrease in ancilary services partially offset by a full quarter of expenses from a third quarter 1999 acquisition, (ii) a decrease of $26.03 million in inpatient services expenses resulting from the settlement agreement with SNH as discussed above, (iii) a decrease in expenses of $16.05 million from the sale of the infusion business subsequent to September 30, 1999 and (iv) a decrease in expenses from diagnostic services in operation in both periods of $4.34 million, partially offset by (i) an increase in expenses of $3.52 million from home respiratory and DME services in operation in both periods and (ii) a $1.92 million increase from lithotripsy services in operations in both periods.

                 Net interest expense decreased $69.49 million, or 88.00%, during the three months ended September 30, 2000. The decrease is due to the Company reporting interest under SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which allows interest expense to be reported only to the extent that it will be paid during the Chapter 11 proceeding or if it is probable that it will be an allowed (other than those paid pursuant to said authority) priority, secured or unsecured claim.

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

                 The Company's 50% equity share of the operation results of Lyric resulted in a loss of $1.1 million in the third quarter 2000.

                 During  the  third   quarter  of  2000  the  Company   recorded
reorganization items of $9.78 million consisting primarily of costs related to the bankruptcy filing and financial reorganization. (See Note 10)

                 In 1999, the Company paid Federal taxes despite a loss due to the non-deductibility of certain amortization and other costs. In the third quarter of 2000, the Company recorded state income tax expense related to certain non-unitary subsidiaries of $2.5 million.

                 Net  loss  and  loss  per  share  for the  three  months  ended
September 30, 2000 were $18.08 million and $0.37 per share, respectively, compared to net loss and loss per share for the same period in 1999 of $1.82 billion and $37.64 per share. Weighted average shares increased from 48,345,000 in 1999 to 48,875,000 in 2000. In the third quarter of 1999 and 2000 no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to September 30, 1999, the Company issued an aggregate of 517,970 shares of Common Stock in connection with a conversion of $16.89 million principal amount of 5 3/4% convertible subordinated debentures.

NINE MONTHS ENDED SEPTEMBER 30, 2000
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                 Total revenues for the nine months ended September 30, 2000 decreased $66.81 million, or 3.51%, to $1,837.58 million from the comparable period in 1999. Such decrease was attributable to (i) a decrease of $26.48 million in inpatient revenues resulting from the settlement agreement with SNH, resulting in the transfer to SNH of the operations of 47 facilities previously operated by IHS, (ii) a decrease of $49.12 million in home respiratory/infusion/DME revenues attributable to the infusion business sold in October 1999 and a decrease of $378,000 from home respiratory and DME services in operations in both periods, (iii) a decrease of $11.52 million from diagnostic services in operations in both periods and (iv) a decrease of $1.08 million from lithotripsy services in operations in both periods. The decrease is partially offset by an increase of $21.78 million primarily due to a full nine months of revenues from 1999 acquisitions partially offset by a decline in occupancy rates, a decrease in average daily inpatient service rates, a decrease in management fees (see note 4), and the loss of therapy services contracts. Customers of the Company's contract rehabilitation division are admitting fewer Medicare patients and reduced utilization of rehabilitation services to a far greater degree than the Company had expected.

                 Operating, general and administrative expense (including rent) increased $83.37 million, or 5.26%, in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Such increase was attributable to (i) an increase of $128.93 million from inpatient services in operations in both periods, primarily due to a full nine months of operating expenses from 1999 acquisitions partially offset by a decrease in expenses from a reduction in staffing and ancilary services, (ii) an increase of $4.66 million from lithotripsy services in operations in both periods and (iii) an increase of $22.12 million from home respiratory and DME services in operations in both periods, partially offset by (i) a decrease of $26.03 million in inpatient services expenses from the settlement agreement with SNH, as described above,
(ii) a decrease of $43.69 million from the sale of the infusion business segment subsequent to September 30, 1999 and (iii) a decrease of $2.61 million from diagnostic services in operations in both periods.

                 Net interest expense decreased $170.25 million, or 76.10%, during the nine months ended September 30, 2000. The decrease is due to the Company reporting interest under SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which allows interest expense to be reported only to the extent that it will be paid during the Chapter 11 proceeding or if it is probable that it will be an allowed (other than those paid pursuant to such authority) priority, secured or unsecured claim. Of the $53.46 million interest expense reported at September 30, 2000, $27.40 million represents interest incurred up to February 2, 2000, the date of the Chapter 11 filing.

                 During the first nine months of 2000 the Company recorded a non-recurring charge of $6.50 million, representing a provision against a promissory note due from APS Enterprise Holding Company, which purchased the Company's infusion division in October 1999, due to the impact that Medicare reimbursement has had on the cash flows from operations of APS.

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

                 The Company's 50% equity share of the operations of Lyric resulted in a loss of $841,000 for the nine months ended 2000 compared with income of $1.35 million in the prior year.

                 During the first nine months of 2000 the Company recorded reorganization items of $22.69 million consisting primarily of costs related to the bankruptcy filing and financial reorganization. (See Note 10)

                 In 1999, the Company paid Federal taxes despite a loss due to the non-deductibility of certain amortization and other costs. In the first nine months of 2000, the Company recorded state income tax expense related to certain non-unitary subsidiaries of $7.50 million.

                 Net loss and loss per share for the first nine months of 2000 were $63.25 million and $1.30 per share, respectively, compared to net loss and loss per share for 1999 of $1.83 billion and $36.40 per share. Weighted average shares decreased from 50,296,000 in 1999 to 48,785,000 in 2000. In the first nine months of 1999 and 2000 no exercise of options and warrants nor conversion of subordinated debt is assumed since their effect is antidilutive. Subsequent to September 30, 1999, the Company issued an aggregate of 517,970 shares of Common Stock in connection with a conversion of $16.89 million principal amount of 5 3/4% convertible subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

     On February 3, 2000, the Company entered into a revolving credit agreement with Citicorp USA, Inc. and other lenders to provide the Company with up to $300 million in debtor-in-possession financing (the "DIP Financing Agreement"). The DIP Financing Agreement provides for maximum borrowings by the Company equal to the sum of (i) up to 85% of the then outstanding domestic eligible accounts receivable (other than Medicaid accounts receivable), (ii) the lesser of $40 million or 85% of eligible Medicaid accounts receivable, (iii) the lesser of $25 million and 40% of the orderly liquidation value of eligible real estate, (iv) 100% of cash and 95% of cash equivalents on deposit or held in the Citibank collateral account and (v) the adjusted earnings before interest, taxes, amortization and depreciation ("EBITDA") of RoTech for the two most recent fiscal quarters up to a maximum of $100 million. The DIP Financing Agreement significantly limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, and to merge or consolidate with any other person. The obligations of the Company under the DIP Financing Agreement are jointly and severally guaranteed by each of the Company's filing subsidiaries (the "Filing Subsidiaries"). Pursuant to the agreement, the Company and each of its Filing Subsidiaries have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other exceptions as described in the DIP Financing Agreement) in all of the Company's assets including, but not limited to, all accounts, chattel paper, contracts and documents, equipment, inventory, intangibles, real property, bank accounts and investment property. On March 6, 2000, the Bankruptcy Court granted final approval of the DIP Financing Agreement. As of September 30, 2000, no amounts were outstanding under the DIP Financing Agreement, however, at that date $1.24 million was outstanding under the LC subfacility. The DIP Financing Agreement matures on March 6, 2002.

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

     A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

Long-term debt:
   Revolving credit and term loan                                   $ 2,093,789
   Senior subordinated notes                                          1,090,737
   Convertible  denbentures                                             127,752
   Amounts due under HCFA Agreement                                     138,054
   Promissory notes and other                                            27,573
                                                                    -----------
                                                                      3,477,905
                                                                    -----------

Accounts payable                                                        152,356
Accrued liabilities:
   Interest                                                             121,478
   Other                                                                 39,500
                                                                    -----------
                                                                        160,978
                                                                    -----------
                                                                    $ 3,791,239
                                                                    -----------

     At September 30, 2000, the Company had working capital of $592.28 million as compared with a net working capital deficit of $3.06 billion at December 31, 1999 primarily because most current liabilities at December 31, 1999 (which included substantially all of the Company's debt obligations) are now classified as liabilities subject to compromise. There are no material capital commitments for capital expenditures as of the date of this filing. Patient accounts receivable and third-party payor settlements receivable decreased $85.02 million to $497.53 million at September 30, 2000, as compared to $582.55 million at December 31, 1999. Gross patient accounts receivable were $610.19 million at September 30, 2000 as compared with $693.61 million at December 31, 1999. Net third-party payor settlements receivable from Federal and state governments (i.e., Medicare and Medicaid cost reports) were $77.22 million at September 30, 2000 as compared to $53.39 million at December 31, 1999. Management is in the process of evaluating the effect of several matters related to the bankruptcy filing on the collectibility of the Company's accounts receivable. The resolution and settlement of third party payor settlements receivable (primarily Medicare cost reports of prior years) have been delayed pending the resolution of pre-petition claims the federal government has asserted against the Company. Also, the
Company's contract therapy and diagnostic services business units are experiencing delays in the collection of receivables from nursing facilities. Such facilities are experiencing difficulties related to the continuing adverse effects of PPS on their operations. The Company expects to conclude its evaluation of these matters in the fourth quarter of 2000.

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

     On September 15, 1997, the Company entered into a $1.75 billion revolving credit and term loan facility with Citibank, N.A., as Administrative Agent, and certain other lenders (the "New Credit Facility") to replace its existing $700 million revolving credit facility. The New Credit Facility consisted of a $750 million term loan facility (the "Term Facility") and a $1 billion revolving credit facility, including a $100 million letter of credit subfacility and a $10 million swing line subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on September 17, 1997, was to mature on September 30, 2004. As of September 30, 2000, $736.9 million was outstanding and was to have been amortized as follows: each of 1999 (as to which three of the four payments were made), 2000, 2001 and 2002 -- $7.5 million (payable in equal quarterly installments); 2003 -- $337.5 million (payable in equal quarterly installments); and 2004 -- $375.0 million (payable in equal quarterly installments). Any unpaid balance will be due on the maturity date. The Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) between one and three-quarters percent or two percent (depending on the ratio of the Company's Debt (as defined in the New Credit Facility) to earnings before interest, taxes, depreciation, amortization and rent, pro forma for any acquisitions or divestitures during the measurement period (the "Debt/EBITDAR Ratio")) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one-half percent or three quarters percent (depending on the Debt/EBITDAR Ratio).

     In connection with the acquisition of certain businesses from HEALTHSOUTH Corporation, IHS and the lenders under the New Credit Facility amended the New Credit Facility to provide for an additional $400 million term loan facility (the "Additional Term Facility") to finance a portion of the purchase price for the acquisition and to amend certain covenants to permit the consummation of the acquisition. The Additional Term Facility, which was borrowed at the closing of the acquisition, matures on December 31, 2005. As of September 30, 2000, $393 million was oustanding and was to have been amortized as follows: each of 1999 (as to which three of the four payments were made), 2000, 2001, 2002 and 2003 -- $4 million (payable in equal quarterly installments); 2004 -- $176 million (payable in equal quarterly installments); and 2005 -- $200 million (payable in equal quarterly installments). The Additional Term Facility bears interest at a rate equal to, at the option of IHS, either (i) in the case of Eurodollar loans, the sum of (x) two and one quarter percent or two and one half percent (depending on the Debt/EBITDAR Ratio) and (y) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by IHS or (ii) the sum of (a) the higher of (1) Citibank, N.A.'s base rate or (2) one percent plus the latest overnight federal funds rate plus (b) a margin of one percent or one and one-quarter percent (depending on the Debt/EBITDAR Ratio).

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

     The New Credit Facility limits IHS' ability to incur indebtedness or contingent obligations, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends, and to merge or consolidate with any other person and prohibits the repurchase of Common Stock. In addition, the New Credit Facility requires that IHS meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments under the facility, if there is a change in control of IHS or if any person other than Dr. Robert N. Elkins, IHS' Chairman and Chief Executive Officer, or a group managed by Dr. Elkins, owns more than 40% of IHS' stock. The New Credit Facility is guaranteed by substantially all of IHS' subsidiaries (other than inactive subsidiaries) and secured by a pledge of all of the stock of substantially all of IHS' subsidiaries. The Company is in default under the New Credit Facility. As a result of the Company's bankruptcy filing, the Company is no longer able to make any borowings under the New Credit Facility.

     Net cash provided by operating activities of continuing operations before reorganization items for the nine months ended September 30, 2000, was $155.73 million as compared to net cash used by operating activities of $21.51 million for the comparable period in 1999. Cash provided by operating activities in the first nine months of 2000 increased compared to the comparable period in 1999 primarily because of an increase in accounts payable and accrued expenses and a decrease in accounts receivable and third party payor settlements and income taxes receivable, net partially offset by an increase primarily from management fee receivables, supplies, inventory, prepaid expenses and other current assets. IHS has a 50% ownership interest in, and manages 45 facilities owned or leased by, Lyric Health Care LLC ("Lyric") (See Note 4). As of September 30, 2000, Lyric's ability to borrow from its revolving line of credit has been significantly restricted and its vendors have imposed accelerated payment terms. As a result, IHS has not received payment for management fees or other costs paid by IHS on Lyric's behalf (i.e., health and workers' compensation insurance) for 2000. The Company recorded a provision of $3.3 million against Lyric's third quarter 2000 management fee revenue. IHS is working with Lyric management and the lender to increase Lyric's availability under the line of credit. The Company will continue to evaluate its investment in Lyric on an ongoing basis and Lyric's ability to fund cash flows from operations.

     Net cash used by financing activities was $11.28 million for the nine month period in 2000 as compared to $131.23 million provided by financing activities for the comparable period in 1999. In 2000, the Company incurred costs of obtaining the DIP financing discussed above and made repayments on certain debt of $5.91 million. In 1999, the Company received net proceeds from long-term borrowings of $457.20 million and made repayments on certain debt of $293.66 million. During the nine months ended September 30, 1999, the Company repurchased 3.6 million shares of its stock for approximately $24.04 million.

     Net cash used by investing activities was $119.10 million for the nine month period ended September 30, 2000 as compared to $103.37 million used by investing activities for the nine month period ended September 30, 1999. Cash used for the acquisition of facilities and ancillary company acquisitions was $40.06 million for the first nine months of 1999; the Company made no acquisitions in the first nine months of 2000. Cash used for the purchase of property, plant and equipment was $87.33 million in 2000 and $129.65 million in 1999. In the first nine months of 1999, the Company received $114.3 million related to the transfer of 32 long-term care facilities to Monarch LP (See Note
4). Also during the first nine months of 1999, the Company sold its discontinued home nursing segment for approximately $26.0 million. The net proceeds from such sales were used to repay debt outstanding under the revolving credit facility and for other corporate purposes, including acquisitions.

     As a result of the implementation of a prospective payment system for home nursing beginning with cost report periods beginning on or after October 1, 1999, contingent payments in respect of the acquisition of First American Health Care of Georgia, Inc. in October 1996, aggregating $155 million, became payable over five years beginning in 2000. The present value of such payments at September 30, 2000 is $138.05 million and is recorded on the balance sheet under the caption liabilities subject to compromise. At December 31, 1999 the present value of such payments was $131.65 million and was recorded on the balance sheet under the caption other long term liabilities.

     IHS' contingent liabilities (other than liabilities in respect of litigation) aggregated approximately $84.4 million as of September 30, 2000. IHS is required, upon certain defaults under the lease, to purchase its Orange Hills facility at a purchase price equal to the greater of $7.1 million or the facility's fair market value. IHS has established several irrevocable standby letters of credit with the Bank of Nova Scotia totaling $9.9 million at September 30, 2000 to secure certain of the Company's workers' compensation obligations, health benefits and other obligations. In addition, IHS has several surety bonds in the amount of $67.4 million to secure certain of the Company's health benefits, patient trust funds and other obligations. In addition, with respect to certain acquired businesses IHS is obligated to make certain contingent payments if earnings of the acquired business increase or earnings targets are met. The Company is obligated to purchase the remaining interests in its lithotripsy partnerships at a defined price in the event legislation is passed or regulations adopted that would prevent the physician partners from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. In addition, IHS has obligations under operating leases aggregating approximately $780.54 million at September 30, 2000.

Item 6.          -       Exhibits and Reports on Form 8-K
                         --------------------------------

(a)      Exhibits       10.1      Agreement  between  Robert  N.   Elkins    and
                                  Integrated Health Services, Inc. (incorporated
                                  by reference to  the  Company's Current Report
                                  on Form 8-k dated July 27, 2000)
                        10.2      Indemnification Agreement between Alvarez  and
                                  Marsal, Joseph A. Bondi and Integrated  Health
                                  Services, Inc.  (incorporated  by reference to
                                  the Company's Current Report on Form 8-k dated
                                  July 27, 2000)
                        10.3      Engagement   Agreement   between  Alvarez  and
                                  Marsal, Inc., Joseph A. Bondi  and  Integrated
                                  Health   Services,   Inc.   (incorporated   by
                                  reference to  the Company's Current Report  on
                                  Form 8-k dated July 27, 2000)
                        10.4      Agreement   between  Stephen  P.  Griggs   and
                                  Integrated Health Services, Inc.
                        27        Financial Data Schedule



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


Date:  December 13, 2000